Form 10-Q
period 2002-09-30
NEXEN INC
filed 2002-11-08
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period
         from.............to..........


         COMMISSION FILE NUMBER 1-6702



                                   NEXEN INC.



                      INCORPORATED UNDER THE LAWS OF CANADA
                                   98-6000202
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              801 - 7TH AVENUE S.W.
                        CALGARY, ALBERTA, CANADA T2P 3P7
                            TELEPHONE (403) 699-4000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS     YES [X]      NO [_]

ON SEPTEMBER 30, 2002, THERE WERE 122,803,962 COMMON SHARES ISSUED AND OUTSTANDING.

                                   NEXEN INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Unaudited Consolidated Financial Statements

                 Unaudited Consolidated Statement of Income for
                 the Three and Nine Months Ended September 30,
                 2002 and 2001...........................................      3

                 Unaudited Consolidated Balance Sheet as at
                 September 30, 2002 and December 31, 2001 ...............      4

                 Unaudited Consolidated Statement of Cash Flows
                 for the Three and Nine Months Ended September 30,
                 2002 and 2001 ..........................................      5

                 Unaudited Consolidated Statement of Shareholders'
                 Equity for the Nine Months Ended September 30,
                 2002 and 2001 ..........................................      6

                 Notes to Unaudited Consolidated Financial Statements ...   7-17


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............  18-27


     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk ...............................................     27

     Item 4.  Controls and Procedures  ..................................     28


PART II. OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K  .........................     29



In this report, unless otherwise specified, all dollar amounts or references to "$" are expressed in millions of Canadian dollars, and production and reserve numbers represent the Company's working interest therein before royalties. On September 30, 2002, the noon-day exchange rate for Cdn. $1.00 was US $0.6306 as reported by the Bank of Canada. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                   NEXEN INC.
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME

                                                 THREE MONTHS       NINE MONTHS
                                                    ENDED              ENDED
                                                 SEPTEMBER 30       SEPTEMBER 30
                                              ------------------   -------------
                                                 2002     2001     2002     2001
                                                 ----     ----     ----     ----
                                                 (millions of Canadian dollars
                                                    except per share data)
REVENUES
    Net Sales ..............................   $  707   $  658   $1,876   $2,063
    Gain on Disposition of Assets ..........       --        4       13        5
    Marketing and Other Income .............       12       16       46      116
                                               ------   ------   ------   ------
                                                  719      678    1,935    2,184
                                               ------   ------   ------   ------

EXPENSES
    Operating and Other ....................      193      210      587      607
    General and Administrative .............       36       33      112      100
    Depreciation, Depletion and Amortization      183      161      548      471
    Exploration ............................       33       90      113      194
    Interest, Net (Note 5) .................       29       25       80       88
                                               ------   ------   ------   ------
                                                  474      519    1,440    1,460
                                               ------   ------   ------   ------

INCOME BEFORE INCOME TAXES .................      245      159      495      724

PROVISION FOR INCOME TAXES
    Current Income Taxes ...................       69       64      172      183
    Future Income Taxes ....................       19       10       --      121
                                               ------   ------   ------   ------
                                                   88       74      172      304
                                               ------   ------   ------   ------

NET INCOME .................................      157       85      323      420

DIVIDENDS ON PREFERRED SECURITIES,
 NET OF INCOME TAXES .......................       11       10       33       29
                                               ------   ------   ------   ------

NET INCOME ATTRIBUTABLE TO COMMON
 SHAREHOLDERS ..............................   $  146   $   75   $  290   $  391
                                               ======   ======   ======   ======

EARNINGS PER COMMON SHARE (Note 4)

    Basic ..................................   $ 1.20   $ 0.62   $ 2.38   $ 3.24
                                               ======   ======   ======   ======
    Diluted ................................   $ 1.17   $ 0.61   $ 2.35   $ 3.21
                                               ======   ======   ======   ======


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                   NEXEN INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                           2002        2001
                                                           ----        ----
                                                           (millions of
                                                         Canadian dollars)
ASSETS
CURRENT ASSETS
   Cash and Short-Term Investments ...................   $  123     $   61
   Accounts Receivable (Note 2) ......................    1,004        609
   Inventories and Supplies (Note 3) .................      179        189
   Other .............................................       31         20
                                                         ------     ------
      Total Current Assets ...........................    1,337        879
                                                         ------     ------

PROPERTY, PLANT AND EQUIPMENT ........................    4,708      4,170
GOODWILL (Note 1) ....................................       36         36
FUTURE INCOME TAX ASSETS .............................      206        212
DEFERRED CHARGES AND OTHER ASSETS ....................       52         28
                                                         ------     ------
                                                         $6,339     $5,325
                                                         ======     ======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-Term Borrowings .............................   $   31     $   51
   Accounts Payable and Accrued Liabilities ..........    1,051        773
   Accrued Interest Payable ..........................       25         22
   Dividends Payable .................................        9          9
                                                         ------     ------
      Total Current Liabilities ......................    1,116        855
                                                         ------     ------

LONG-TERM DEBT (Note 5) ..............................    1,942      1,484
FUTURE INCOME TAX LIABILITIES ........................      841        869
DISMANTLEMENT AND SITE RESTORATION ALLOWANCE .........      202        182
OTHER DEFERRED CREDITS AND LIABILITIES ...............       33         31
SHAREHOLDERS' EQUITY (Note 6)
   Preferred Securities ..............................      724        724
   Common Shares, no Par Value
       Authorized:  Unlimited
       Outstanding: 2002 - 122,803,962 shares
                    2001 - 121,202,444 shares ........      435        389
   Retained Earnings .................................      960        697
   Cumulative Foreign Currency Translation Adjustment        86         94
                                                         ------     ------
      Total Shareholders' Equity .....................    2,205      1,904
                                                         ------     ------

COMMITMENTS AND CONTINGENCIES (Note 7) ...............   $6,339     $5,325
                                                         ======     ======


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                   NEXEN INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      THREE MONTHS           NINE MONTHS
                                                         ENDED                 ENDED
                                                      SEPTEMBER 30          SEPTEMBER 30
                                                  --------------------    -----------------
                                                      2002      2001       2002       2001
                                                      ----      ----       ----       ----
                                                          (millions of Canadian dollars
                                                                except per share data)
OPERATING ACTIVITIES
    Net Income ................................   $   157    $    85    $   323    $   420
    Charges and Credits to Income Not Involving
       Cash ...................................       204        168        538        589
    Exploration Expense .......................        33         90        113        194
    Changes in Non-Cash Working Capital .......        15        127        (92)        85
    Other .....................................        (7)        (2)       (13)         3
                                                  -------    -------    -------    -------
                                                      402        468        869      1,291
                                                  -------    -------    -------    -------
FINANCING ACTIVITIES
    Proceeds from Long-Term Debt (Note 5) .....        89         --        882         75
    Repayment of Long-Term Debt (Note 5) ......        --       (137)      (420)      (400)
    Proceeds from (Repayment of) Short-Term
        Borrowings, Net .......................       (35)        27        (19)       (41)
    Dividends on Preferred Securities .........       (18)       (17)       (54)       (52)
    Dividends on Common Shares ................        (9)       (10)       (27)       (28)
    Issue of Common Shares ....................         7         10         46         35
    Other .....................................        --         --        (23)        --
                                                  -------    -------    -------    -------
                                                       34       (127)       385       (411)
                                                  -------    -------    -------    -------
INVESTING ACTIVITIES
    Capital Expenditures
       Exploration and Development ............      (405)      (287)    (1,057)      (807)
       Chemicals, Corporate and Other .........        (9)       (38)      (122)       (71)
       Proved Property Acquisitions ...........        --         (2)        --         (4)
    Proceeds on Disposition of Assets .........         2          3         34          4
    Changes in Non-Cash Working Capital .......       (58)       (29)       (31)       (47)
    Other .....................................        --        (14)        --        (16)
                                                  -------    -------    -------    -------
                                                     (470)      (367)    (1,176)      (941)
                                                  -------    -------    -------    -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH
  AND SHORT-TERM INVESTMENTS ..................         8          4        (16)        18
                                                  -------    -------    -------    -------
INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS .................................       (26)       (22)        62        (43)
CASH AND SHORT-TERM INVESTMENTS - BEGINNING
  OF PERIOD ...................................       149         89         61        110
                                                  -------    -------    -------    -------
CASH AND SHORT-TERM INVESTMENTS - END OF
  PERIOD ......................................   $   123    $    67    $   123    $    67
                                                  =======    =======    =======    =======
Interest Paid .................................   $    53    $    22    $    95    $    81
                                                  =======    =======    =======    =======
Income Taxes Paid .............................   $    68    $    55    $   182    $   170
                                                  =======    =======    =======    =======


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                   NEXEN INC.
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001


                                                                                              CUMULATIVE
                                                                                              FOREIGN
                                                                                              CURRENCY
                                                      PREFERRED     COMMON       RETAINED     TRANSLATION
                                                     SECURITIES     SHARES       EARNINGS     ADJUSTMENT
                                                    ------------   --------    -----------   -------------
                                                               (millions of Canadian dollars)
December 31, 2001 ...............................        $ 724      $ 389          $ 697        $ 94
   Exercise of Stock Options ....................           --         26             --          --
   Issue of Common Shares .......................           --         20             --          --
   Net Income ...................................           --         --            323          --
   Dividends on Preferred Securities,
     Net of Income Taxes ........................           --         --            (33)         --
   Dividends on Common Shares ...................           --         --            (27)         --
   Translation Adjustment .......................           --         --             --          (8)
                                                         -----      -----          -----        ----
September 30, 2002 ..............................        $ 724      $ 435          $ 960        $ 86
                                                         =====      =====          =====        ====

                                                                                              CUMULATIVE
                                                                                              FOREIGN
                                                                                              CURRENCY
                                                      PREFERRED     COMMON       RETAINED     TRANSLATION
                                                     SECURITIES     SHARES       EARNINGS     ADJUSTMENT
                                                    ------------   --------    -----------   -------------
                                                               (millions of Canadian dollars)
December 31, 2000 ..........................             $ 724      $ 350          $ 323        $ 63
   Exercise of Stock Options................                --         15             --          --
   Issue of Common Shares...................                --         20             --          --
   Net Income...............................                --         --            420          --
   Dividends on Preferred Securities,
     Net of Income Taxes....................                --         --            (29)         --
   Dividends on Common Shares...............                --         --            (28)         --
   Translation Adjustment...................                --         --             --           4
                                                         -----      -----          -----        ----
September 30, 2001 .........................             $ 724      $ 385          $ 686        $ 67
                                                         =====      =====          =====        ====


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                   NEXEN INC.
                         NOTES TO UNAUDITED CONSOLIDATED
                FINANCIAL STATEMENTS (tabular amounts in millions
                 of Canadian dollars except as otherwise noted)


1.       ACCOUNTING POLICIES

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen or the Company) financial position at September 30, 2002 and the results of its operations and its cash flows for the three and nine months ended September 30, 2002 and 2001. The results of operations and cash flows are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2002.

The accounting policies followed by Nexen are set forth in Note 1 to the Audited Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K except for the following:


GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, Nexen adopted the new recommendations of the Canadian Institute of Chartered Accountants with respect to goodwill and intangible assets. Under the new standard, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. Nexen's unamortized goodwill at January 1, 2002 was $36 million. The following table provides adjusted measures of net income and net income per common share had the new standard been applicable for 2001.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30        SEPTEMBER 30
                                                --------------------   ------------------
                                                  2002        2001      2002       2001
                                                  ----        ----      ----       ----
                                                      (millions of Canadian dollars
                                                          except per share data)
NET INCOME:
  Reported Net Income Attributable to
    Common Shareholders......................   $  146     $    75    $   290    $   391
  Add back Goodwill Amortization ............       --           1         --          4
                                                ------     -------    -------    -------
  Adjusted Net Income Attributable to
     Common Shareholders.....................   $  146     $    76    $   290    $   395
                                                ======     =======    =======    =======
BASIC EARNINGS PER COMMON SHARE:
  Reported Net Income Attributable to
    Common Shareholders......................   $ 1.20     $  0.62    $  2.38    $  3.24
                                                ======     =======    =======    =======
  Adjusted Net Income Attributable to
     Common Shareholders.....................   $ 1.20     $  0.63    $  2.38    $  3.28
                                                ======     =======    =======    =======
DILUTED EARNINGS PER COMMON SHARE:
  Reported Net Income Attributable to
    Common Shareholders......................   $ 1.17     $  0.61    $  2.35    $  3.21
                                                ======     =======    =======    =======
  Adjusted Net Income Attributable to
     Common Shareholders.....................   $ 1.17     $  0.62    $  2.35    $  3.24
                                                ======     =======    =======    =======

These Unaudited Consolidated Financial Statements should be read in conjunction with the Company's 2001 Audited Consolidated Financial Statements included in the Annual Report on Form 10-K.

2.       ACCOUNTS RECEIVABLE

                                               SEPTEMBER 30,    DECEMBER 31,
                                                    2002             2001
                                              ---------------  -------------
Trade
    Oil & Gas
      Marketing ...........................     $      596        $  305
      Other ................................           331           215
    Chemicals and Other ....................            54            55
                                                ----------        ------
                                                       981           575
Non-Trade ..................................            23            34
                                                ----------        ------
                                                $    1,004        $  609
                                                ==========        ======


3.       INVENTORIES AND SUPPLIES

                                               SEPTEMBER 30,    DECEMBER 31,
                                                    2002             2001
                                              ---------------  -------------
Finished Products
  Oil and Gas
     Marketing..............................     $     56         $   56
     Other..................................            1             15
  Chemicals and Other.......................            8             15
                                                 --------         ------
                                                       65             86
Work in Process.............................            6              6
Field Supplies..............................          108             97
                                                 --------         ------
                                                 $    179         $  189
                                                 ========         ======


4.       EARNINGS PER COMMON SHARE

The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding of 122.8 million and 120.9 million for the three months ended, and 122.2 million and 120.5 million for the nine months ended September 30, 2002 and 2001, respectively, and net income after deducting dividends on preferred securities, net of income taxes.

The calculation of diluted earnings per common share is based on the weighted average number of diluted common shares outstanding of 124.5 million and 122.3 million for the three months ended, and 123.8 million and 121.8 million for the nine months ended September 30, 2002 and 2001, respectively. For the three and nine months ended September 30, 2002, options for 20,500 (2001 - 2,960,925) and 35,000 (2001 - 2,960,925) common shares were excluded from the diluted earnings per common share calculation because the option exercise price was greater than the average market price of common stock for the respective periods. During the periods presented, outstanding stock options are the only dilutive instruments.

5.       LONG-TERM DEBT

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 2002             2001
                                                            ---------------  -------------
Unsecured Syndicated Term Credit Facilities (a) .......       $    92         $    424
Unsecured Redeemable Notes, due 2004...................           357              358
Unsecured Redeemable Debentures, due 2006..............           108              109
Unsecured Redeemable Medium Term Notes, due 2007.......           150              150
Unsecured Redeemable Medium Term Notes, due 2008.......           125              125
Unsecured Redeemable Notes, due 2028 ..................           317              318
Unsecured Redeemable Notes, due 2032 (a) ..............           793               --
                                                              -------         --------
                                                              $ 1,942         $  1,484
                                                              =======         ========

(a)      UNSECURED REDEEMABLE NOTES, DUE 2032

During March 2002, Nexen issued US $500 million principal amount of notes. Interest is payable semi-annually at a rate of 7.875% and the principal is to be repaid in March 2032. The notes are redeemable, in whole or in part, at any time by the Company at a price equal to the greater of par and an amount calculated to provide a yield equal to the yield on a United States Treasury security having a term to maturity equal to the remaining term of the notes plus 0.375%. Proceeds from the notes were used primarily to repay term credit facilities.

(b)      INTEREST EXPENSE

Total interest costs incurred during the period were $38 million and $25 million for the three months ended September 30, 2002 and 2001, respectively, and $100 million and $88 million for the nine months ended September 30, 2002 and 2001, respectively. Of these amounts, the Company capitalized $9 million and $nil for the three months ended September 30, 2002 and 2001, respectively, relating to major development projects and $20 million and $nil for the nine months ended September 30, 2002 and 2001, respectively. Capitalized interest relates to and is included as part of the cost of oil and gas properties. The capitalization rates are based on the Company's weighted average cost of borrowings.

6.       SHARE CAPITAL

Nexen uses the intrinsic value based method of accounting for stock options. Under this method, no compensation expense is recognized for stock options granted to employees and directors. Effective January 1, 2002, Canadian Generally Accepted Accounting Principles require companies electing not to recognize the compensation expense determined under the fair value based method to make pro forma disclosures of net income and earnings per common share as if that method of accounting had been applied.

The assumptions for the three and nine months ended September 30, 2002 are the same as for the year ended December 31, 2001, as described in Note 15(e) to the Audited Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K. Had Nexen applied the fair value based method to all options outstanding, net income attributable to common shareholders for the three and nine months ended September 30, 2002, would have been $140 million and $272 million, respectively, basic earnings per common share would have been $1.14 and $2.23, respectively, and diluted earnings per common share would have been $1.13 and $2.20, respectively.

Dividends per common share for the three months ended September 30, 2002 and 2001 were $0.075 and $0.075, respectively. Dividends per common share for the nine months ended September 30, 2002 and 2001 were $0.225 and $0.225, respectively.

7.       COMMITMENTS AND CONTINGENCIES

In November 2000, the Company committed to enter into a lease agreement upon the completion of construction of a natural gas-fired generating facility in Alberta. On June 28, 2002, the Company exercised its option to buy out the lease for a cost of $67 million, which was the cost of construction plus interest on advances during the construction phase. This amount is reflected in capital expenditures for the nine months ended September 30, 2002.

As described in Note 10 to the Audited Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. Costs are recorded as they are incurred or become determinable. Management is of the opinion that the resolution of such matters would not have a material adverse effect upon the Company's consolidated financial position or results of operations.

8.       OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, the Syncrude Joint Venture and Chemicals in various geographic locations as described in Note 14 to the Audited Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K.


THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                       SYNCRUDE            CORPORATE
                                                                                        JOINT              AND OTHER
                                                OIL AND GAS                            VENTURE   CHEMICALS  ITEMS(a) TOTAL
                               ------------------------------------------------------- --------  --------- --------- -----
                                              UNITED              OTHER
                               YEMEN  CANADA  STATES  AUSTRALIA COUNTRIES(b) MARKETING
                               -----  ------  ------  --------- ------------ ---------
Net Sales ................... $  214  $  173   $   72  $   60    $   23     $   --    $   75     $   88     $  2    $  707
Gain on Disposition of Assets     --      --       --      --        --         --        --         --       --        --
Marketing and Other Income...     --       1       --      --        --          8(c)     --         --        3(d)     12
                              --------------------------------------------------------------------------------------------
Total Revenues ..............    214     174       72      60        23          8        75         88        5       719
Operating and Other..........     21      44       23      12         8          -        24         60        1       193
General and Administrative...      2       4        3      --         7          8        --          4        8        36
Depreciation, Depletion and
  Amortization ..............     40      63       34      15         9          2         4         13        3       183
Exploration .................      1       7        8       1        16         --        --         --       --        33
Interest, Net ...............     --      --       --      --        --         --        --         --       29        29
                              --------------------------------------------------------------------------------------------
Income (Loss) Before
  Income Taxes .............. $  150   $  56   $    4   $  32    $  (17)    $   (2)   $   47     $   11     $(36)   $  245
                              ==================================================================================
Provision for Income Taxes ..                                                                                           88
                                                                                                                    ------
Net Income ..................                                                                                       $  157
                                                                                                                    ======

Identifiable Assets.......... $  655  $2,143   $1,246  $  107    $  146     $  784    $  487     $  540     $231(e) $6,339
                              ============================================================================================
Capital Expenditures
  Development and Other
    Expenditures............. $   48  $   44   $  199  $   --    $    3     $    1    $   40     $    6     $  2    $  343
  Exploration Expenditures...      3      13       33       2        20         --        --         --       --        71
                              --------------------------------------------------------------------------------------------
                              $   51  $   57   $  232  $    2    $   23     $    1    $   40     $    6     $  2    $  414
                              ============================================================================================

Notes:
(a) Includes results of operations from a natural gas-fired generating facility in Alberta.
(b) Includes results of operations from producing activities in Nigeria and Colombia.
(c) Sales and cost of sales associated with the purchase and sale of crude oil and natural gas are recorded on a net basis and included in marketing and other income in the Unaudited Statement of Income.

                 Sales..............................    $ 2,865
                 Purchases and Transportation.......      2,857
                                                        -------
                                                        $     8
                                                        =======

(d) Includes interest income of $2 million and foreign exchange gains of $1 million.
(e)      Includes $61 million of future income tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                       SYNCRUDE            CORPORATE
                                                                                        JOINT              AND OTHER
                                                OIL AND GAS                            VENTURE   CHEMICALS  ITEMS(a) TOTAL
                               ------------------------------------------------------- --------  --------- --------- -----
                                              UNITED              OTHER
                               YEMEN  CANADA  STATES  AUSTRALIA COUNTRIES(b) MARKETING
                               -----  ------  ------  --------- ------------ ---------
Net Sales ................... $  576  $  480   $  212  $  125    $   60     $   --    $  173     $  243     $  7    $1,876
Gain on Disposition of Assets             --       --      --        --         --        --         --       13(c)     13
Marketing and Other Income...     --       2       --      --        --         40(d)     --          1        3(e)     46
                              --------------------------------------------------------------------------------------------
Total Revenues ..............    576     482      212     125        60         40       173        244       23     1,935
Operating and Other..........     60     133       72      37        19          -        87        172        7       587
General and Administrative...      4      17        7      --        16         23        --         16       29       112
Depreciation, Depletion and
  Amortization ..............    114     192       99      43        36          6        10         38       10       548
Exploration .................     20      28       31       2        32         --        --         --       --       113
Interest, Net ...............     --      --       --      --        --         --        --         --       80        80
                              --------------------------------------------------------------------------------------------
Income (Loss) Before Income
  Taxes ..................... $  378   $ 112   $    3  $   43    $  (43)    $   11    $   76     $   18   $(103)    $  495
                              =================================================================================
Provision for Income Taxes ..                                                                                          172
                                                                                                                    ------
Net Income ..................                                                                                       $  323
                                                                                                                    ======

Identifiable Assets.......... $  655  $2,143   $1,246  $  107    $  146     $  784    $  487     $  540   $ 231(f)  $6,339
                              ============================================================================================
Capital Expenditures
  Development and Other
    Expenditures............. $  143  $  172   $  394  $   46    $   13     $    1    $   91     $   36     $ 85    $  981
  Exploration Expenditures...     22      47       88       3        38         --        --         --       --       198
                              --------------------------------------------------------------------------------------------
                              $  165  $  219   $  482  $   49    $   51     $    1    $   91     $   36     $ 85(g) $1,179
                              ============================================================================================

Notes:
(a) Includes results of operations from a natural gas-fired generating facility in Alberta.
(b) Includes results of operations from producing activities in Nigeria and Colombia.
(c) The Moose Jaw Asphalt operation was disposed of on January 2, 2002 for proceeds of $27 million, plus working capital.
(d) Sales and cost of sales associated with the purchase and sale of crude oil and natural gas are recorded on a net basis and included in marketing and other income in the Unaudited Statement of Income.

                   Sales............................... $7,301
                   Purchases and Transportation........  7,261
                                                        ------
                                                        $   40
                                                        ======

(e) Includes interest income of $6 million and foreign exchange losses of $3 million.
(f)      Includes $61 million of future income tax assets.
(g) Includes $67 million related to the buy out of the lease agreement for a natural gas-fired generating facility in Alberta.

THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                       SYNCRUDE            CORPORATE
                                                                                        JOINT              AND OTHER
                                                OIL AND GAS                            VENTURE   CHEMICALS  ITEMS(a) TOTAL
                               ------------------------------------------------------- --------  --------- --------- -----
                                              UNITED              OTHER
                               YEMEN  CANADA  STATES  AUSTRALIA COUNTRIES(b) MARKETING
                               -----  ------  ------  --------- ------------ ---------
Net Sales ................... $  191  $  161   $  67   $   45    $   20     $   --    $   53     $   82   $  39    $  658
Gain on Disposition of Assets     --      --      --        3        --         --        --         --       1         4
Marketing and Other Income...     --       1      --       --         2          6(c)     --          2       5(d)     16
                              -------------------------------------------------------------------------------------------
Total Revenues ..............    191     162      67       48        22          6        53         84      45       678
Operating and Other..........     17      40      16       15        --          1        27         54      40       210
General and Administrative...     --       5       1       --         6          7        --          4      10        33
Depreciation, Depletion and
  Amortization ..............     26      58      28       20        11          3         3          9       3       161
Exploration .................      7       8      63        5         7         --        --         --      --        90
Interest, Net ...............     --      --      --       --        --         --        --         --      25        25
                              -------------------------------------------------------------------------------------------
Income (Loss) Before Income
    Taxes ................... $  141  $   51   $ (41)   $   8    $   (2)    $   (5)   $   23     $   17   $ (33)   $  159
                              =================================================================================
Provision for Income Taxes ..                                                                                          74
                                                                                                                   ------
Net Income ..................                                                                                      $   85
                                                                                                                   ======

Identifiable Assets.......... $  537  $2,142   $ 719   $   74    $  186     $  620    $  365     $  510   $ 212(e) $5,365
                              ===========================================================================================
Additions to Property, Plant
  and Equipment
    Development and Other
      Expenditures .......... $   57  $   77   $  51   $   (3)   $   11     $   --    $   16     $   24   $  14    $  247
    Exploration Expenditures.      6      16      39        3        14         --        --         --      --        78
    Proved Property
      Acquisitions ..........     --       2      --       --        --         --        --         --      --         2
                              -------------------------------------------------------------------------------------------
                              $   63  $   95   $  90   $   --    $   25     $   --    $   16     $   24   $  14    $  327
                              ===========================================================================================

Notes:
(a) Includes results from the Moose Jaw Asphalt operation, which was disposed of on January 2, 2002.
(b)      Includes results of operations from producing activities in Nigeria.
(c) Sales and cost of sales associated with the purchase and sale of crude oil and natural gas are recorded on a net basis and included in marketing and other income in the Unaudited Statement of Income.

              Sales.........................................    $ 2,838
              Purchases Purchases and Transportation........      2,832
                                                                -------
                                                                $     6
                                                                =======

(d) Includes interest income of $3 million and foreign exchange gains of $2 million.
(e)      Includes $147 million of future income tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                                       SYNCRUDE            CORPORATE
                                                                                        JOINT              AND OTHER
                                                OIL AND GAS                            VENTURE   CHEMICALS  ITEMS(a) TOTAL
                               ------------------------------------------------------- --------  --------- --------- -----
                                              UNITED              OTHER
                               YEMEN  CANADA  STATES  AUSTRALIA COUNTRIES(b) MARKETING
                               -----  ------  ------  --------- ------------ ---------
Net Sales ................... $  556  $  534   $ 301   $  137    $   46     $   --    $  170     $  258   $   61    $2,063
Gain on Disposition of Assets     --      --       1        3        --         --        --         --        1         5
Marketing and Other Income ..     --       3       1       --         5         92(c)     --          2       13(d)    116
                              --------------------------------------------------------------------------------------------
Total Revenues ..............    556     537     303      140        51         92       170        260       75     2,184
Operating and Other..........     49     117      47       42         9          1        89        185       68       607
General and Administrative...      2      19       6        1        16         18        --         13       25       100
Depreciation, Depletion and
  Amortization ..............     82     168      87       55        22         10         9         26       12       471
Exploration .................     19      33      88        9        45         --        --         --       --       194
Interest, Net ...............     --      --      --       --        --         --        --         --       88        88
                              --------------------------------------------------------------------------------------------
Income (Loss) Before Income
  Taxes ..................... $  404  $  200   $  75   $   33    $  (41)    $   63    $   72     $   36   $ (118)   $  724
                              ==================================================================================
Provision for Income Taxes ..                                                                                          304
                                                                                                                    ------
Net Income ..................                                                                                       $  420
                                                                                                                    ======

Identifiable Assets.......... $  537  $2,142   $ 719   $   74    $  186     $  620    $  365     $  510   $  212(e) $5,365
                              ============================================================================================
Additions to Property, Plant
  and Equipment
    Development and Other
      Expenditures .......... $  129  $  246   $ 110   $   (3)   $   15     $   --    $   33     $   44     $ 27    $  601
    Exploration Expenditures.     36      61     131        9        40         --        --         --       --       277
    Proved Property
      Acquisitions...........     --       4      --       --        --         --        --         --       --         4
                              --------------------------------------------------------------------------------------------
                              $  165  $  311   $ 241   $    6    $   55     $   --    $   33     $   44   $   27    $  882
                              ============================================================================================

Notes:
(a) Includes results from the Moose Jaw Asphalt operation, which was disposed of on January 2, 2002.
(b)      Includes results of operations from producing activities in Nigeria.
(c) Sales and cost of sales associated with the purchase and sale of crude oil and natural gas are recorded on a net basis and included in marketing and other income in the Unaudited Statement of Income.

                Sales................................   $ 10,313
                Purchases and Transportation.........     10,221
                                                        --------
                                                        $     92
                                                        ========

(d) Includes interest income of $15 million and foreign exchange losses of $2 million.
(e)      Includes $147 million of future income tax assets.

9. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES


The Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in Canada. Canadian principles differ from US principles as follows:


(a)      UNAUDITED CONSOLIDATED STATEMENT OF INCOME


                                           THREE MONTHS          NINE MONTHS
                                               ENDED                 ENDED
                                            SEPTEMBER 30         SEPTEMBER 30
                                          ----------------   -------------------
                                            2002     2001     2002     2001
                                            ----     ----     ----     ----
Net Income as Reported in Accordance
  with Canadian Principles .............   $ 157    $  85    $ 323    $ 420
Impact of US Principles:
   Dividends on Preferred Securities (i)     (18)     (17)     (54)     (52)
      Less: Associated Future Income ...       7        7       21       23
Taxes
   Depreciation Expense (ii) ...........     (12)     (11)     (35)     (35)
                                           -----    -----    -----    -----
Net Income in Accordance with US
  Principles (iii) .....................   $ 134    $  64    $ 255    $ 356
                                           =====    =====    =====    =====
Earnings per Common Share in
  Accordance with US Principles
       Basic ...........................   $1.09    $0.53    $2.09    $2.96
                                           =====    =====    =====    =====
       Diluted .........................   $1.08    $0.52    $2.06    $2.92
                                           =====    =====    =====    =====


(b)      UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                           THREE MONTHS          NINE MONTHS
                                               ENDED                 ENDED
                                            SEPTEMBER 30         SEPTEMBER 30
                                          ----------------   -------------------
                                            2002     2001     2002     2001
                                            ----     ----     ----     ----
Net Income in Accordance with US
  Principles                              $ 134    $  64    $ 255    $ 356
Other Comprehensive Income, net of tax:
  Translation Adjustment on Net
     Investment (iv) ..................      59       32       (8)      40
  Hedge of Net Investment (iv) ........     (76)     (60)       5      (72)
  Other ...............................      --        3       --       (4)
                                          -----    -----    -----    -----
Comprehensive Income ..................   $ 117    $  39    $ 252    $ 320
                                          =====    =====    =====    =====

(c)      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30, 2002                  DECEMBER 31, 2001
                                                        -----------------------------        ---------------------------
                                                            CANADIAN                 US          CANADIAN              US
                                                          PRINCIPLES         PRINCIPLES        PRINCIPLES      PRINCIPLES
                                                          ----------         ----------        ----------      ----------
ASSETS
Accounts Receivable...............................        $   1,004        $   1,004          $     609         $      616
Property, Plant and Equipment, Net................        $   4,708        $   4,927          $   4,170         $    4,424
Deferred Charges and Other Assets.................        $      52        $      74          $      28         $       51

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable and Accrued Liabilities .........        $   1,051        $   1,051          $     773         $      780
Long-Term Debt....................................        $   1,942        $   2,698          $   1,484         $    2,242
Future Income Tax Liabilities.....................        $     841        $     846          $     869         $      878
Preferred Securities..............................        $     724        $       -          $     724         $        -
Retained Earnings.................................        $     960        $   1,193          $     697         $      965
Cumulative Foreign Currency Translation
   Adjustment.....................................        $      86        $       -          $      94         $        -
Accumulated Other Comprehensive Income............        $       -        $      57          $       -         $       60


(d)      UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

In accordance with US principles, dividends on preferred securities of $18 million and $54 million for the three and nine months ended September 30, 2002, respectively (September 30, 2001 - $17 million and $52 million), that are included in financing activities would be reported in operating activities.

In accordance with US principles, geological and geophysical costs of $13 million and $48 million for the three and nine months ended September 30, 2002, respectively (September 30, 2001 - $18 million and $59 million) that are included in investing activities would be reported in operating activities.

(e)      RECENT DEVELOPMENTS IN US ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The obligations included within the scope of FAS 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The total impact on the Company's financial statements has not yet been determined.

NOTES:

i. In accordance with US principles, the preferred securities are classified as long-term debt rather than shareholders' equity. Accordingly, the pre-tax dividends are included in interest expense and the related income tax is included in the provision for income taxes in the Unaudited Consolidated Statement of Income. The related pre-tax issue costs are included in deferred charges and other assets and the foreign currency translation gains or losses are included in other comprehensive income in the Unaudited Consolidated Balance Sheet. The pre-tax dividends are included in operating activities in the Unaudited Consolidated Statement of Cash Flows.

ii. In accordance with US principles, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. Under US principles, the adjustment on initial adoption was included in property, plant and equipment rather than retained earnings. This results in increased depreciation expense under US principles.

iii. In accordance with US principles, transportation costs are classified as an operating expense on the income statement rather than as a deduction from revenue. For the three months ended September 30, 2002 and 2001, transportation costs related to Nexen's oil and gas operations are $9 million and $9 million, respectively. For the nine months ended September 30, 2002 and 2001, transportation costs related to Nexen's oil and gas operations are $26 million and $26 million, respectively.

iv. In accordance with US principles, exchange gains and losses arising from the translation of the Company's net investment in self-sustaining foreign operations and long-term monetary liabilities are included in comprehensive income which is added, net of tax, to net income in determining total comprehensive income. Additionally, translation on our US dollar long-term debt is included in comprehensive income, net of tax, as it has been designated as a hedge of our foreign net investment. Cumulative amounts are included in accumulated other comprehensive income in the Unaudited Consolidated Balance Sheet. In accordance with Canadian principles, such amounts are included in the cumulative foreign currency translation adjustment in shareholders' equity in the Unaudited Consolidated Balance Sheet.

v. On January 1, 2001, Nexen adopted FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as modified by Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 133). FAS 133 requires the Company to recognize all derivative instruments on the balance sheet as either an asset or a liability measured at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. For cash flow hedges, changes in the fair value of derivatives that are designated as hedges are recognized in earnings in the same period as the hedged item. Any fair value change in a derivative before that period is recognized on the balance sheet and in other comprehensive income. For fair value hedges, both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. Any changes in the fair values are reflected in earnings. Included in both accounts receivable and accounts payable at September 30, 2002 and December 31, 2001, are $nil and $7 million related to fair value hedges, respectively. The hedges convert fixed prices for physical delivery of natural gas into floating prices through fixed to floating swaps. There is no impact on earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES PRINCIPLES ON NEXEN'S FINANCIAL RESULTS ARE DISCLOSED IN NOTE 9 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS CERTAIN TERMS SPECIFIC TO THE OIL AND GAS INDUSTRY ARE USED INCLUDING "CASH FLOW FROM OPERATIONS". "CASH FLOW FROM OPERATIONS" IS A NON-GAAP TERM AND IS DEFINED AS CASH GENERATED FROM OPERATING ACTIVITIES IN THE STATEMENT OF CASH FLOWS BEFORE CHANGES IN NON-CASH WORKING CAPITAL AND OTHER.

THIRD QUARTER HIGHLIGHTS

Cash flow from operations for the third quarter of 2002 was $394 million while net income was $157 million. Strong commodity prices, narrow oil quality differentials and growing production levels continued to generate solid financial results. Production averaged 275,000 barrels of oil equivalent per day, a 4% increase over the third quarter of 2001. Quarterly capital expenditures were $414 million as activity on our key development projects in the Gulf of Mexico, Colombia and Synthetic Crude, including Syncrude, continued. Year to date, cash flow from operations was $974 million while net income was $323 million.

During the first nine months of 2002, our financial capacity remained strong. Cash generated from operating activities was used to fund almost 75% of our capital investment program. In addition, we issued US $500 million of 30-year bonds in early March. The funds have been used to repay existing bank debt and fund the remainder of our capital investment program and dividend requirements. At September 30, 2002, we had undrawn, committed long-term credit facilities of just under $1.5 billion and a senior debt rating of BBB from Standard and Poor's Corporation, Baa2 from Moody's Investors Services, Inc. and BBB from Dominion Bond Rating Services Inc.

OVERVIEW OF VARIANCE FOR NET INCOME

The following table provides a summary of net income variances for the three and nine months ended September 30, 2002 as compared to the comparable period in 2001.

                                                          2002 VS. 2001
                                                          -------------
                                                  (millions of Canadian dollars)
                                                       THREE            NINE
                                                       MONTHS          MONTHS
                                                       ENDED            ENDED
                                                    SEPTEMBER 30    SEPTEMBER 30
                                                    ------------    ------------

NET INCOME - SEPTEMBER 30, 2001 ....................   $  85        $ 420
    Favourable (unfavourable)
CASH COMPONENTS
    Commodity Prices, net of royalties
         Crude oil prices ..........................      66           16
         Natural gas prices ........................       2         (157)
   Production Volumes, net of royalties ............      12           23
   Oil and Gas Operating Expenses
         Conventional ..............................     (20)         (57)
         Synthetic .................................       3            2
    Marketing ......................................       2          (52)
    Chemicals ......................................      (2)          (2)
    General and Administrative .....................      (3)         (12)
    Interest, Net ..................................      (4)           8
    Current Income Taxes ...........................      (5)          11
    Other ..........................................      --           (9)
                                                       -----        -----
TOTAL CASH VARIANCE ..............................        51         (229)
                                                       -----        -----
  NON-CASH COMPONENTS
    Depreciation, Depletion and Amortization Expense     (22)         (77)
    Exploration Expense ............................      57           81
    Future Income Taxes ............................      (9)         121
    Other ..........................................      (5)           7
                                                       -----        -----
  TOTAL NON-CASH VARIANCE ..........................      21          132
                                                       -----        -----
  NET INCOME - SEPTEMBER 30, 2002 ..................   $ 157        $ 323
                                                       =====        =====

Net income for the third quarter was $72 million higher than the $85 million realized in the third quarter of 2001. Higher crude oil prices, increased production rates and lower exploration expense contributed to the increase. This was partially offset by higher oil and gas operating costs and depreciation, depletion and amortization.

Net income for the first nine months of 2002 was $323 million, $97 million lower than the comparable period in 2001. Lower natural gas prices, higher oil and gas operating costs and depreciation, depletion and amortization and lower trading profits from our Marketing operation contributed to the shortfall.

These items are discussed more fully in the remainder of the Management's Discussion and Analysis.

The following discussions should be read in conjunction with Note 8 to the Unaudited Consolidated Financial Statements.

PRODUCTION

The following table presents Nexen's working interest production volumes before royalties for the three and nine months ended September 30, 2002 and 2001:

                                           THREE MONTHS      NINE MONTHS
                                              ENDED            ENDED
                                           SEPTEMBER 30      SEPTEMBER 30
                                        ---------------- ----------------
                                            2002    2001    2002     2001
                                            ----    ----    ----     ----
Crude Oil and Natural Gas Liquids
(thousand barrels per day)
  Yemen ..............................     118.5   118.1   118.3   118.4
  Canada .............................      55.3    58.4    57.3    57.2
  United States ......................       8.9     9.8     9.8    10.1
  Syncrude Joint Venture .............      18.9    15.3    16.1    15.9
  Australia ..........................      18.9     9.7    13.3    10.9
  Other Countries ....................       7.9     7.5     9.3     5.0
                                           -----   -----   -----   -----
                                           228.4   218.8   224.1   217.5
                                           =====   =====   =====   =====

 Natural Gas
 (million cubic feet per day)
   Canada ............................     167     169     167     173
   United States .....................     115     108     116     120
                                           ---     ---     ---     ---
                                           282     277     283     293
                                           ===     ===     ===     ===
 Total Production - Equivalent Barrels
 (thousand barrels per day) ..........     275     265     271     266
                                           ===     ===     ===     ===

Nexen's quarterly production averaged 275,000 equivalent barrels per day, up 4% from the third quarter of last year and up 1% from the second quarter of this year. Crude oil volumes grew 4% to 228,400 barrels per day, led by strong production in Australia and at Syncrude. Natural gas volumes were relatively unchanged from 2001 levels, averaging 282 million cubic feet per day. Production volumes in the first nine months of the year averaged 271,000 equivalent barrels per day, up 2% from the comparable period in 2001.

Our Masila Block in Yemen continued to provide solid production and cash flow. Our share of production averaged 118,500 barrels per day in the third quarter. Offshore Australia, our Buffalo field produced 18,900 barrels per day, reflecting our successful infill drilling program. In Canada, production volumes averaged 83,100 equivalent barrels per day, down slightly from the third quarter last year. Syncrude achieved record quarterly production, averaging 18,900 barrels per day net to Nexen, as operations returned to normal levels following a major turnaround completed in the second quarter. Offshore Nigeria, production from our Ejulebe property averaged 7,000 barrels per day in the third quarter.

During September, extreme weather conditions disrupted virtually all of our US development and production operations. For the quarter, our production in the Gulf of Mexico averaged 28,000 equivalent barrels per day, as production gains from the Vermilion 76 exploitation program were offset by four days of lost production due to Tropical Storm Isidore.

Operations were further disrupted in early October by Hurricane Lili which caused all of our production in the Gulf of Mexico to be shut-in for three days and reduced production from our Eugene Island fields for an additional four days. The damage to our Eugene Island fields is being repaired and production in the Gulf has been restored to approximately 26,500 equivalent barrels per day.


COMMODITY PRICES

                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30           SEPTEMBER 30
                                                ---------------------- ----------------------
                                                      2002       2001       2002       2001
                                                      ----       ----       ----       ----
WTI Average (US$ per barrel) .................   $   28.30  $   26.76  $   25.40  $   27.82

Crude Oil and Natural Gas Liquids (per barrel)
  Yemen ......................................   $   42.29  $   37.57  $   37.79  $   37.40
  Canada .....................................   $   35.18  $   29.82  $   30.66  $   27.48
  United States ..............................   $   41.73  $   38.95  $   37.78  $   41.01
  Syncrude Joint Venture .....................   $   44.26  $   41.59  $   39.85  $   42.76
  Australia ..................................   $   43.57  $   37.37  $   39.40  $   40.04
  Nigeria ....................................   $   41.63  $   39.44  $   38.64  $   40.96
  Corporate Average ..........................   $   40.77  $   35.90  $   36.26  $   35.58

NYMEX Gas Average (US$ per mmbtu) ............   $    3.21  $    2.77  $    3.05  $    4.43

 Natural Gas (per thousand cubic feet)
   Canada ....................................   $    3.05  $    3.16  $    3.21  $    5.82
   United States .............................   $    4.93  $    4.63  $    4.85  $    7.63
   Corporate Average .........................   $    3.82  $    3.74  $    3.89  $    6.56

Crude oil and natural gas prices were strong during the quarter. The West Texas Intermediate crude oil price (WTI) averaged US $28.30 per barrel compared to US $26.76 in the third quarter of 2001. The New York Mercantile Exchange natural gas price (NYMEX) averaged US $3.21 per million British thermal units (mmbtu) for the third quarter of 2002, 16% above the average for 2001.

Nexen's average realized crude oil price was $40.77 per barrel due to the strong WTI reference price and narrow oil quality differentials. The Masila crude oil quality differential averaged US $1.02 per barrel during the third quarter compared to US $3.00 in 2001. The narrow differential was caused by a strong Brent crude oil price combined with a premium to Brent for Masila blend crude oil in the quarter. During the quarter, the differential for Canadian heavy oil crude averaged US $5.98 per barrel compared to US $8.27 in 2001. As a result, crude oil prices for Canada exceeded 2001 levels. Approximately 15% of the Company's crude oil production is Canadian heavy oil. Year to date, Nexen's average realized crude oil price was $36.26 per barrel compared to $35.58 during the comparable period in 2001.

Our realized natural gas price was $3.82 per thousand cubic feet compared to $3.74 in the third quarter of 2001. The average realized natural gas price year to date was $3.89 per thousand cubic feet compared to $6.56 in the first nine months of 2001, which is a result of record natural gas prices experienced during the first part of 2001. All gas produced from the Gulf of Mexico is sold based on spot prices, as is approximately 80% of gas produced in Canada.

OPERATING AND OTHER

Operating costs for conventional oil and gas production increased $57 million compared to the first nine months of 2001. On a barrel of oil equivalent basis, conventional production costs were $4.52 compared to $3.87 in 2001. Approximately 50% of the per barrel increase relates to operations in the Gulf of Mexico. Operational difficulties and increased workovers have increased costs and temporarily reduced production, resulting in increases in per unit costs. In addition, weather-related shut-ins in the quarter also contributed to the increase. Costs have also increased in Yemen and Canada, where industry cost pressures and maturing assets have led to higher costs.

Operating costs for Syncrude were $24 million during the quarter, a $3 million decrease compared to the third quarter of 2001. Year to date, operating costs were $87 million, relatively unchanged from the comparable period of 2001. On a barrel of oil equivalent basis, production costs were $18.95 compared to $20.11 in 2001. Operating costs for the total year are expected to average $18 to $19 per barrel.

DEPRECIATION, DEPLETION AND AMORTIZATION

Depreciation, depletion and amortization for conventional oil and gas properties increased by $70 million compared with the first nine months of 2001. On a barrel of oil equivalent basis, the depletion rate for conventional oil and gas properties was $6.91 in the first nine months of the year compared to $6.03 during the same period last year. The increase is related in part to increased finding and development costs in Canada, Yemen and the Gulf of Mexico during 2001.

EXPLORATION EXPENSE

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30                 SEPTEMBER 30
                                                    -------------------------      -------------------------
                                                      2002          2001              2002          2001
                                                                 (millions of Canadian dollars)
Seismic.......................................     $    12          $  18          $    48         $    59
Unsuccessful Exploration Drilling.............           6             66               27              98
Other.........................................          15              6               38              37
                                                   ----------    -----------      ------------    ---------
                                                   $    33          $  90          $   113         $   194
                                                   ==========    ===========      ============    =========

Exploration expense was $113 million during the first nine months of 2002, $81 million lower than the comparable period in 2001. The lower expense reflects lower levels of exploration drilling and successful exploratory drilling in Nigeria. In 2001, increased exploration expense reflected an expanded exploratory drilling program including the third quarter dry hole costs for the Scout deep water well in the Gulf of Mexico. In addition, expanded seismic programs in Yemen, Colombia, the Gulf of Mexico and Canada during 2001 contributed to higher exploration expense.

MARKETING

Nexen's Marketing operation is involved in activities intended to enhance price realizations from the sale of oil and gas production and for energy trading purposes. Energy trading activities involve taking net open positions that enable the Marketing operation to generate income based on competitive information. These activities also expose the Company to the risk of loss from fluctuating market prices. The extent of exposure under these activities is restricted to prescribed limits and is monitored daily using value-at-risk, stress testing and scenario analysis. The value-at-risk calculation estimates the maximum probable loss, given a 95% confidence level, that the Company would incur if the outstanding positions were unwound over a two day time period. The value-at-risk was $19 million at September 30, 2002 compared to $13 million at September 30, 2001.

Consistent with Nexen's intention and management practices with respect to the revenues to be derived from its energy trading activities, all energy contracts are marked to market with the associated gains and losses recorded on a net basis and included in Marketing and Other Income in the Unaudited Consolidated Statement of Income. Related accounts receivable and accounts payable are recorded in the Unaudited Consolidated Balance Sheet on a gross basis reflecting the full extent of Nexen's exposure to credit risk and its obligations. During the first nine months of 2002, net revenue from these activities, including the related derivative instruments, was $40 million, compared to $92 million for the first nine months of 2001. Reduced net revenue is primarily a result of lower trading profits from natural gas basis exposure.

CHEMICALS

During the first nine months of 2002, operating income from our chemicals operations was $18 million compared to $36 million for the first nine months of 2001. Reduced sales volumes and lower prices related to general economic conditions and higher depreciation contributed to the decrease.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the first nine months of 2002 increased by $12 million compared to the first nine months of last year. This relates primarily to higher staffing levels and a larger capital investment program.

INTEREST EXPENSE

Total interest costs incurred increased by $12 million year to date compared to 2001. The higher borrowing rate on our new 30-year notes was the primary driver. Net interest expense, however, decreased by $8 million as we capitalized $20 million of interest expense on expenditures related to major on-going development projects in 2002. No interest was capitalized in the comparable period of 2001 as no major development projects were underway.

GAIN ON DISPOSITION OF ASSETS

During the first quarter of 2002, proceeds of $27 million on the sale of our asphalt operation in Moose Jaw, Saskatchewan resulted in a $13 million gain.

PROVISION FOR INCOME TAXES

The effective tax rate for the first nine months of 2002 was 35% compared to 42% in the comparable period of 2001. The reduced rate reflects lower federal and provincial statutory tax rates for Canadian non-oil and gas operations, as well as a higher portion of income from international operations where the tax rates are lower than Canadian tax rates.

The majority of our 2002 current income taxes are paid in Yemen and Australia. Current taxes include cash taxes in Yemen of $57 million during the quarter, compared to $53 million in the third quarter of 2001. Year to date, cash taxes in Yemen were $149 million compared to $152 million in the comparable period of 2001. In addition, alternative minimum tax is payable in the United States and federal and provincial capital taxes are payable in Canada.

CAPITAL EXPENDITURES

Capital investment of $414 million during the third quarter increased our expenditures to $1,179 million for the first nine months of 2002, a $297 million increase over the same period in 2001. Approximately 90% of the capital program related to oil and gas expenditures, of which approximately 80% related to development activities with the remainder for exploration projects. Development activities are focused on our five major development projects - Aspen and Gunnison in the Gulf of Mexico, Guando in Colombia, our Long Lake Synthetic Crude Project and Syncrude in Northern Alberta. Development activities continue to focus on increasing production, reserves and profitability in our core areas. Our exploration activities included exploration wells in the Gulf of Mexico, Canada and Brazil.

UNITED STATES
Construction delays caused by poor weather conditions in the Gulf of Mexico have deferred initial production from our deep-water Aspen development project by two months to early December. Aspen consists of two subsea development wells tied-back to the Shell-operated Bullwinkle production platform. The platform has been modified to accommodate Aspen's production and the two 16-mile pipelines are 50% complete. Both development wells have been drilled, with the first well complete and ready for tie-in. The second well is expected to be completed by the end of November.

Peak production from Aspen is projected to reach between 15,000 and 18,000 equivalent barrels per day, net to Nexen, in January 2003. Our share of development costs is estimated at US $194 million and operating costs, including processing fees, are expected to average under US $2 per equivalent barrel. We have a 60% interest in this project.

Development of the Gunnison field, also located in the deep-water Gulf of Mexico, is on budget and on schedule for production start-up in early 2004. Fabrication of the SPAR production facility is 40% complete. The last of nine development wells has been drilled and completion operations will begin in 2003. The facilities are being designed for daily production of 40,000 barrels of oil and 200 million cubic feet of natural gas. We have a 30% interest in this project. Our share of development costs is estimated at US $128 million and operating costs are expected to average just over US $1 per equivalent barrel.

We have completed drilling the Fergana prospect, located on South Timbalier Blocks 239 and 248, approximately 115 miles south of New Orleans in 210 feet of water. The well reached its objective depth and is currently being evaluated, although mechanical problems late in the drilling process have limited the well information we obtained. The parties expect to reach a decision on further activity at Fergana by year-end.

Fergana is the first prospect in a three-year joint venture with Shell Exploration & Production Company to explore a 1,044 square mile area of the Gulf of Mexico continental shelf for natural gas in deep Miocene reservoirs. Nexen has a 40% interest in the joint venture.

SYNTHETIC CRUDE OIL PROJECTS

Our Premium Synthetic Crude Oil Project in the Athabasca region of Alberta received regulatory approval for a steam assisted gravity drainage (SAGD) pilot project. The pilot consists of three horizontal well pairs. Drilling has commenced and we expect to begin steam injection during the first quarter of 2003. This pilot project will test well productivity and allow us to collect Long Lake bitumen to process through our demonstration plant.

The Long Lake project consists of SAGD development of Nexen's bitumen resource to feed an upgrader capable of producing 60,000 barrels per day of premium synthetic crude oil. Front-end engineering design and preparation of detailed cost estimates for the project are in progress and we are finalizing selection of licensors for major components. Final regulatory approval and project sanctioning are scheduled for late 2003. Facilities construction is expected to commence in 2004, with bitumen SAGD production operations scheduled for 2006 and upgrader start-up in 2007.

At our Syncrude Joint Venture, progress on the Stage 3 expansion is also continuing. Detailed design engineering is close to 80% complete for both the upgrader expansion and the Aurora Train 2. We expect this expansion to add 8,000 barrels per day (110,000 gross) of production starting in early 2005. The Syncrude owners are currently reviewing the gross capital costs for the Phase 3 expansion. Recent analysis indicates that these costs may increase from the original estimate of $4.1 billion to around $5.7 billion. Based on detailed design work, the current estimate reflects higher material, labour and engineering costs, as well as a schedule extension. Syncrude continues to look for ways to reduce costs while maintaining the quality of the facility. Nexen has a 7.23% interest in the Syncrude Joint Venture.

COLOMBIA

Development of the Guando field in Colombia continues, with eight development wells drilled so far this year. Guando's current production of 5,700 barrels per day (gross) is surpassing expectations given several high-rate wells recently drilled. Four additional development wells are expected to be drilled in the fourth quarter, while Phase 1 waterflood pilot facilities are expected to be operational by year-end. Guando is located on the Boqueron block in the Upper Magdelena Valley in Colombia. We have a 20% interest in Guando.

OTHER INTERNATIONAL

Offshore Brazil, we participated in the drilling of an exploration well on Block BC-20, located in the Campos Basin in 5,900 feet of water. The well encountered non-commercial quantities of hydrocarbons and was written off in the third quarter. A second exploration well is expected to be drilled on the Block in late 2002 or early 2003. Nexen has a 20% interest in BC-20.

OTHER

In November 2000, Nexen committed to enter into a lease agreement upon the completion of construction of a natural gas-fired generating facility in Alberta. On June 28, 2002, Nexen exercised its option to buy out the lease for a cost of $67 million, which was the cost of construction plus interest on advances during the construction phase. This amount is reflected in capital expenditures for the year.

Nexen expects cash requirements for its 2002 capital program to reach approximately $1.6 billion. The Company expects that cash flow from operations and existing committed borrowing capacity will be sufficient to fund its 2002 capital program and meet financial obligations as they come due.

LIQUIDITY

During the first nine months of 2002, cash flow generated from operating activities decreased from the corresponding period of 2001. Lower natural gas prices, higher costs and reduced cash flow from our Marketing operation contributed to the decrease. In addition, an increase in working capital during the first nine months reduced cash flow from operating activities by $92 million. This is primarily related to an increase in accounts receivable. At December 31, 2001, we sold accounts receivable of $90 million to minimize our all-in cost of financing but did not sell any at September 30, 2002. Accounts receivable also increased as a result of higher crude oil and natural gas prices relative to year-end.

In March, Nexen issued US $500 million of 7.875% debt securities (the Notes). The Notes mature on March 15, 2032 and were priced to yield 8.05%. The Notes are unsecured and rank equally with the Company's other senior unsecured indebtedness. Proceeds were used to repay existing bank debt and to fund a portion of Nexen's capital investment program and dividend requirements.

At September 30, 2002, Nexen had unused committed long-term lines of credit of $1,484 million and undrawn short-term operating loan facilities of $140 million. In addition, Nexen has two existing shelf prospectuses for debt securities; one in Canada for $500 million and one in the United States for US $500 million.


OTHER

YEMEN

Our Masila block operations in Yemen were unaffected by an explosion and fire aboard the supertanker Limburg, inbound for Nexen's Ash Shihr export terminal. Tanker loadings were delayed while Nexen's tugboat secured the Limburg to prevent it from running aground. Loading has resumed and oil exports are occurring as scheduled.

OUTLOOK

We have revised our 2002 production outlook from 280,000 equivalent barrels per day to between 270,000 and 272,000 equivalent barrels. The growth of our oil production has been on target all year. However, the delayed start-up of Aspen, weather-related production shut-ins in the US Gulf, mechanical problems in Australia and lower than expected growth in our North American gas production is causing us to reduce our outlook for the fourth quarter and full year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires liability recognition for retirement obligations associated with tangible long-lived assets. The obligations included within the scope of FAS 143 are those for which a company faces a legal obligation for settlement. The initial measurement of the asset retirement obligation is to be at fair value. The asset retirement cost equal to the fair value of the retirement obligation is to be capitalized as part of the cost of the related long-lived asset and amortized to expense over the useful life of the asset. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The total impact on the Company's financial statements has not yet been determined.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended. Such statements are generally identifiable by the terminology used such as "plan", "expect", "estimate", "budget" or other similar words.

The forward-looking statements are subject to known and unknown risks and uncertainties and other factors , some of which are identified herein and in our 2001 Annual Report on Form 10-K, which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: market prices for oil and gas and chemicals products; the ability to produce and transport crude oil and natural gas to markets; the results of exploration and development drilling and related activities; foreign currency exchange rates; economic conditions in the countries and regions in which the Company carries on business; actions by governmental authorities including increases in taxes, changes in environmental and other regulations, and renegotiations of contracts; and, political uncertainty, including actions by terrorists, insurgent groups or other conflict including conflict between states. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors, and management's course of action would depend upon its assessment of the future considering all information then available. In that regard, any statements as to future crude oil, natural gas or chemicals prices and production levels, cost recovery oil revenues and the Company's share of production from operations in Yemen, capital expenditures, the allocation of capital expenditures to exploration and development activities, sources of funding for its capital program, debt levels, cash flows, uses of cash flows, drilling of new wells, future production rates, expected operating costs, dates by which certain areas will be developed or will come on-stream and changes in any of the foregoing are forward-looking statements.

Although the Company believes that the expectations conveyed by the forward-looking statements are reasonable based on information available to it on the date such forward-looking statements were made, no assurances can be given as to future results, levels of activity and achievements. All subsequent forward-looking statements, whether written or oral, attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to all of the normal market risks inherent within the oil and gas business, including our marketing operations, and the chemicals business. Risks include commodity price risk, foreign currency rate risk, interest rate risk and credit risk. We manage our operations in a manner intended to minimize our exposure as described in our 2001 Annual Report on Form 10-K. There have been no significant changes in Nexen's exposure to these market risks since December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) within 90 days of the filing of this Form 10-Q (Evaluation Date). They concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.


(b)      CHANGES IN INTERNAL CONTROLS

         We currently have in place systems relating to internal controls and procedures with respect to our financial information. Management periodically reviews and evaluates these internal control systems. Based on these evaluations, there were no significant deficiencies or material weaknesses in these internal controls requiring corrective actions. As a result, no corrective actions were taken. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION:


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              99.1 - Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 - Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K

              On July 17, 2002 a current report on Form 8-K was filed to report a change in Nexen Inc.'s independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEXEN INC.


                                   /s/ Marvin F. Romanow
                                   -----------------------------
                                   Marvin F. Romanow
                                   Executive Vice-President, and
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                                   /s/ Una M. Power
                                   -----------------------------
                                   Una M. Power
                                   Controller
                                   (Principal Accounting Officer)


DATE:   November 7, 2002

                                 CERTIFICATIONS


I, Charles W. Fischer, President and Chief Executive Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Nexen Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002


                                          /s/ Charles W. Fischer
                                          --------------------------------------
                                          Charles W. Fischer
                                          President, and Chief Executive Officer

I, Marvin F. Romanow, Executive Vice-President, and Chief Financial Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Nexen Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002


                                          /s/ Marvin F. Romanow
                                          -------------------------------
                                          Marvin F. Romanow
                                          Executive Vice-President,
                                          and Chief Financial Officer