Form 10-K
period 2002-12-31
NEXEN INC
filed 2003-02-24
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                    -----------------------------------------
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                          COMMISSION FILE NUMBER 1-6702


                                 [LOGO OMITTED]

                                   NEXEN INC.
                  (FORMERLY CANADIAN OCCIDENTAL PETROLEUM LTD.)

                      Incorporated under the Laws of Canada

                                   98-6000202
                      (I.R.S. Employer Identification No.)

                              801 - 7th Avenue S.W.
                        Calgary, Alberta, Canada T2P 3P7
                           Telephone - (403) 699-4000
                           Web site - www.nexeninc.com


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


              TITLE                                 EXCHANGE REGISTERED ON
              -----                                 ----------------------
    Common shares, no par value                   The New York Stock Exchange
                                                  The Toronto Stock Exchange
    Preferred Securities, due 2047                The New York Stock Exchange
    Preferred Securities, due 2048                The New York Stock Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes [X]    No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                     Yes [X]    No______

On January 31, 2003, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately Cdn $4.1 billion based on the Toronto Stock Exchange closing price on that date. On January 31, 2003, there were 123,123,189 common shares issued and outstanding.

                                TABLE OF CONTENTS

PART I                                                                                      PAGE
  Items 1 and 2.   Business and Properties
                        Background.........................................................   1
                        Operations.........................................................   2
                              Conventional Oil and Gas ....................................   2
                              Synthetic Crude Oil..........................................  10
                              Reserves, Production and Related Information.................  12
                              Oil and Gas Marketing........................................  14
                              Chemicals Operations.........................................  14
                        Additional Factors Affecting Business..............................  16
                        Employees..........................................................  18
  Item 3.          Legal Proceedings.......................................................  19
  Item 4.          Submission of Matters to a Vote of Security Holders.....................  19

PART II
  Item 5.          Market for the Registrant's Common Shares and
                        Related Stockholder Matters........................................  20
  Item 6.          Selected Financial Data.................................................  21
  Item 7.          Management's Discussion and Analysis of Financial Condition
                        and Results of Operations..........................................  22
  Item 7(A).       Quantitative and Qualitative Disclosures About Market Risk..............  47
  Item 8.          Financial Statements and Supplementary Financial Information............  48
  Item 9.          Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure................................  85

PART III
  Item 10.         Directors and Executive Officers of the Registrant......................  86
  Item 11.         Executive Compensation..................................................  92
  Item 12.         Security Ownership of Certain Beneficial Owners
                        and Management..................................................... 100
  Item 13.         Certain Relationships and Related Transactions.......................... 100
  Item 14.         Controls and Procedures ................................................ 101

PART IV
  Item 15.         Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K........................................................ 102

Unless we indicate otherwise, all dollar amounts ($) are in Canadian dollars, and production and reserves are our working interest after royalties.

Below is a list of terms specific to the oil and gas industry. They are used throughout the Form 10-K.

/d            =   per day                                mboe       =   thousand barrels of oil equivalent
bbl           =   barrel                                 mmboe      =   million barrels of oil equivalent
mbbls         =   thousand barrels                       mcf        =   thousand cubic feet
mmbbls        =   million barrels                        mmcf       =   million cubic feet
mmbtu         =   million British thermal units          bcf        =   billion cubic feet
km            =   kilometre                              WTI        =   West Texas Intermediate
                                                         NGL        =   natural gas liquid

Oil equivalents are used to compare quantities of natural gas with crude oil by expressing them in a common unit. To calculate equivalents, we use 1 bbl = 6 mcf of natural gas.

The noon-day Canadian to US dollar exchange rates for Cdn $1.00, as reported by the Bank of Canada, were:

(US$)                   DECEMBER 31       AVERAGE           HIGH           LOW
--------------------------------------------------------------------------------
1998                         0.6534        0.6743         0.7105        0.6343
1999                         0.6929        0.6730         0.6929        0.6537
2000                         0.6666        0.6733         0.6973        0.6413
2001                         0.6279        0.6458         0.6695        0.6241
2002                         0.6331        0.6369         0.6618        0.6199

On January 31, 2003, the noon-day exchange rate was US $0.6540 for Cdn. $1.00.

                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


BACKGROUND

Nexen Inc. (Nexen, we or our), is a global energy and chemicals producer incorporated under the laws of Canada. Our history is set out below:

DATE                     EVENT
--------------------------------------------------------------------------------
July 12, 1971            We were formed under the name Canadian Occidental
                         Petroleum Ltd. (COPL) through a reorganization by Occidental Petroleum Corporation (Occidental) of Los
                         Angeles, California, which combined the crude oil, natural gas and sulphur operations of its 55% owned subsidiary, Jefferson Lake Petrochemicals of Canada
                         Ltd., and the operations, including chemicals, of its wholly owned subsidiary, New Hooker Canada Ltd.

May 20, 1983             We purchased Canada-Cities Service, Ltd. (Cities
                         Service) for $354 million. The acquisition doubled our size, while substantially increasing reserves and revenues partly through a 13.23% interest in the Syncrude Project. COPL and Cities Service amalgamated and continued under the name COPL on January 1, 1984.

February, 1984           We acquired Cities Offshore Production Co., a company
                         that held interests in producing oil and gas fields in the Gulf of Mexico, offshore Louisiana, for US$132.5 million.

May 31, 1988             We purchased Moore McCormack Energy, Inc. a company
                         with mostly onshore operations in Texas, Louisiana and Alabama.

                         During 1988 we sold 6% of the interest we acquired in Syncrude through the Cities Service acquisition for approximately $330 million. We retained a 7.23% interest.

April 14, 1997           We acquired Wascana Energy Inc. (Wascana) as a result
                         of a take-over bid. The total purchase price for Wascana was approximately $1.7 billion. Wascana became a wholly-owned subsidiary as a result of an amalgamation on June 30, 1997.

April 17, 2000           We entered into an agreement with Ontario Teachers'
                         Pension Plan Board (Teachers) and Occidental where
                         Occidental sold its 29% interest in COPL, which was approved by a majority of shareholders other than Occidental or Teachers. Teachers purchased 20.2 million common shares, we repurchased the remaining 20 million common shares for $605 million including associated fees, and exchanged our oil and gas operations in Ecuador for Occidental's 15% interest in our chemicals operations.

November 2, 2000         Further to the sale of Occidental's interest we changed
                         our name to Nexen Inc.










Electronic copies of our filings with the Securities Exchange Commission (from November 8, 2002 onward) are available, free of charge, on our website (www.nexeninc.com). Filings prior to November 8, 2002 are available free of charge, upon request, by contacting our investor relations department at (403) 699-5931.

OPERATIONS

Nexen has operations in four main areas:

o    Conventional Oil and Gas
o    Synthetic Crude Oil
o    Oil and Gas Marketing
o    Chemicals

For financial reporting purposes, these areas are defined as reportable segments. Conventional oil and gas is further broken down into geographic segments. Information on revenues, operating profit, capital expenditures and identifiable assets for these segments for the past three years appears in note 15 to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this report.

CONVENTIONAL OIL AND GAS

We explore for, develop and produce conventional crude oil, natural gas and related products around the world. Our core assets are located in western Canada, the United States (US) Gulf of Mexico and Yemen, with other producing properties offshore Australia and Nigeria and onshore in Colombia. We are developing new growth opportunities in Colombia, Nigeria, and Brazil. We generally manage our operations on a country-by-country basis reflecting differences in the regulatory environments and risk factors associated with each country. The oil and gas industry is highly competitive and this is particularly true when searching for, and developing, new sources of supply, and in constructing and operating crude oil and natural gas pipelines and facilities.


                               [WORLD MAP]


Crude oil and natural gas commodities are sensitive to numerous worldwide factors and are generally sold at contract or posted prices. Changes in world crude oil and natural gas prices may significantly affect our net income and cash generated from operating activities. Consequently, these prices may also affect the carrying value of our oil and gas properties and our level of spending for oil and gas exploration and development.

We have a broad customer base for our crude oil and natural gas. Alternative customers are generally available, therefore, the loss of any one customer is not expected to have a significant adverse effect. Oil and gas operations are generally not seasonal, except for heavy oil differentials that tend to be narrower in the summer months.

Our growth comes primarily through the drill bit, supplemented with strategic acquisitions. This ensures consistent, low-cost growth. We are focused on maximizing value, not volumes. Not all barrels have the same value so we also focus on capturing high value barrels which provide high netbacks. Our future growth will come from the deep-waters of the Gulf of Mexico, the Athabasca oil sands, the Middle East and offshore West Africa. The basins in these areas offer an optimal combination of prospectivity, attractive fiscal terms and low costs. Technical innovation is a key part of our value growth strategy and we are investing in low cost bitumen upgrading, solvent extraction of heavy oil, coal bed methane, steam assisted gravity drainage and deep-water operating technology.

YEMEN

[YEMEN MAP]

ACREAGE
(thousand acres)              Developed              Undeveloped     Total
---------------------------------------------------------------------------
  Gross                             38                    20,150     20,188
  Net                               20                    10,365     10,385
---------------------------------------------------------------------------

PROVED RESERVES
(mmbbls)              Before Royalties           After Royalties
---------------------------------------------------------------------------
  Masila Block                     183                       100
---------------------------------------------------------------------------

2002 PRODUCTION
(mmbbls/d)            Before Royalties           After Royalties
---------------------------------------------------------------------------
  Masila Block                   118.0                    55.8
---------------------------------------------------------------------------


Yemen's Masila Project (the Project) represented about 36% of our cash flow in 2002. Our strategy in this country is to maintain high production rates from the Masila fields, fully exploiting the project's remaining potential, while testing our exploration portfolio of over 20 million acres of undeveloped land for additional accumulations of hydrocarbons.

MASILA BLOCK

We have a 52% working interest in and operate the Masila Project. The Masila Project is the largest single source of oil production in Yemen and has grown steadily since discovery in 1990. To date, the 15 fields that comprise the Project have produced over 665 million gross barrels of oil from total gross recoverable reserves of just over one billion barrels. Nexen has the right to produce oil from the Masila fields until 2011 and the right to negotiate a five-year extension.

During 2002, $402 million ($209 million net) was invested to drill and equip 74 new development wells and expand existing infrastructure. Gross production was maintained throughout the year at approximately 226,900 barrels per day, net of fuel use.

Currently the majority of crude oil production comes from the Upper Qishn formation. Oil has been identified in formations below the Upper Qishn including the Lower Qishn, Upper Saar, Saar, Madbi, Basal Sand, and Basement formations. In 2002, waterfloods in three fields were implemented to develop reserves in a number of these formations. Waterfloods will be expanded in these and other fields in 2003.

Production from the Masila Project is governed by a Production Sharing Contract between the Government of Yemen and the Masila joint venture partners including Nexen (Partners). Under the terms of the contract, production is divided into cost recovery oil and profit oil. Cost recovery oil provides for the recovery of all of the Project's exploration, development and operating costs which are funded by the Partners. Costs are recovered from a maximum of 40% of production each fiscal year, as follows:

COSTS                                       RECOVERY
--------------------------------------------------------------------------------
Operating                                   100% in year incurred
Exploration                                 25% per year for 4 years
Development                                 16.7% per year for 6 years

The remaining production is profit oil that is shared between the Partners and the Government on a sliding scale based on production rates. The Partners' profit oil share ranges from 20% to 33%. The Government's share includes provision for Yemen income taxes payable by the Partners at a rate of 35%. In 2002, the Partners' share of production from the Masila Project, including recovery of past costs, was approximately 33%.

The economics of Masila production are attractive. Historic finding and development costs are approximately US $2 per barrel and operating costs have averaged US $1 per barrel, resulting in excellent returns for shareholders. In addition, the structure of the contract moderates the impact on the Partners' cash flows during periods of low prices.

Yemen crude oil is sold based on reference prices, generally Dated Brent crude oil (Brent), adjusted for transportation and quality. West Texas Intermediate
(WTI) normally trades at a premium to Brent, but the differential can vary during the year. As the demand for Brent crude oil increases relative to WTI the differential narrows, increasing the price of Brent on a relative basis. During 2002, we sold our Masila crude oil for an average discount of US $1.41/bbl to WTI.

EXPLORATION BLOCKS

We are actively exploring outside the Masila Block. We hold interests in seven exploration licenses comprising over 20 million acres of undeveloped land, the majority of which are located in northeastern Yemen close to the Saudi Arabian border. These blocks are governed by production sharing agreements that have similar fiscal terms to the Masila Project.

BLOCK 50

We successfully farmed-out a portion of Block 50. A new partner is currently funding an exploration program to earn an interest in the block. At the end of the program our working interest will be 31.667%. We are currently evaluating 1,683 kilometres of 2D seismic acquired in the third quarter of 2002. Depending on the results of this work, an exploration well may be drilled in 2003. To date, all commitments have been fulfilled on this block.

BLOCK 51
Nexen has an 87.5% working interest in Block 51. We have participated in three dry holes on the block. There is one remaining well commitment prior to block expiry in October 2004. At this time we have not budgeted for any capital spending on Block 51 for 2003, beyond annual fees.

NORTHERN BLOCKS

The Northern Blocks comprise five large exploration blocks (11, 12, 36, 54 and
59) that cover almost 13 million acres. They are located 250 km north of Masila in an undeveloped frontier area bordering Saudi Arabia. We currently have a 57% working interest on these blocks, except for Block 59 where we have a 55.8% working interest. In 2002, an exploration well, Al Mawarid-1, was drilled on Block 59. Although commercial quantities of hydrocarbons were not encountered, the well provided valuable information to calibrate our seismic data and to refine our geologic models for the region. In the third quarter of 2002, Nexen received one-year extensions for Blocks 11, 12, 36, and 54, which were initially due to expire in February 2003. This extension period will allow us to conduct further technical work to evaluate the potential of the region.

CANADA

[CANADA MAP]

ACREAGE
(thousand acres)                 Developed     Undeveloped    Total
---------------------------------------------------------------------
  Gross                                968          2,870      3,838
  Net                                  768          1,744      2,512
---------------------------------------------------------------------

                                    Before           After
PROVED RESERVES                  Royalties       Royalties
---------------------------------------------------------------------
  Crude Oil and NGLs
    (mmbbls)                           191            156
  Natural Gas (bcf)                    618            524
---------------------------------------------------------------------
  Total (mmboe)                        294            243

                                    Before           After
2002 PRODUCTION                  Royalties       Royalties
---------------------------------------------------------------------
  Light Oil (mbbls/d)                 25.8            19.4
  Heavy Oil (mbbls/d)                 30.5            24.0
  Natural Gas (mmcf/d)                 167             128
---------------------------------------------------------------------
  Total (mboe/d)                      84.1            64.7
---------------------------------------------------------------------

Our strategy in Canada is to maximize value from our core operations while we actively pursue emerging sources of supply in the western Canadian sedimentary basin. These operations provide steady cash flow and earnings from our established portfolio of light oil, heavy oil, and natural gas assets. We are advancing three promising initiatives for future growth in our conventional activities: high impact gas exploration, coal bed methane development and enhanced recovery technology. Our exploration program targets high productivity deep gas plays in northeast British Columbia and the foothills of Alberta. We have a coal bed methane extraction pilot in central Alberta, and we are testing enhanced oil recovery techniques on our heavy oil fields.

LIGHT OIL

We are the largest producer of light oil in southeast Saskatchewan where we have a substantial land position in the Williston Basin. Production from the area is characterized by medium depth, Mississippian age light oil. In 2002, 51 oil wells were drilled on our lands. In 2003, we will sustain our operations through selective development of our properties with horizontal drilling.

We continue to focus on the development and full exploitation of our Hay property in northeast British Columbia. We discovered Hay in 1997 and brought production on stream in April 2000; it is now the largest producing oil field in British Columbia. In 2002, we produced our five millionth barrel from the field and drilled 30 wells to increase productivity at low cost. In 2003, we will add producing development wells to further exploit the existing pool. With the 2003 program, we plan to expand the existing water-handling capacity as well as drill vertical wells to test the pool boundaries.

HEAVY OIL

There is a significant number of large heavy oil fields in western Canada and, typically, finding costs for heavy oil are lower than for light oil. Heavy oil is characterized by high specific gravity or weight, and high viscosity or resistance to flow. Because of these features, heavy oil is more difficult to extract, transport and refine than other types of oil. Additionally, heavy oil reservoirs typically have lower recovery factors than conventional oil reservoirs providing the opportunity for increased recovery with the application of new technology. We are testing a number of different technologies to increase oil recovery factors on our existing properties. Heavy oil yields a lower price relative to light oil, because a smaller percentage of high value petroleum products can be refined from a barrel of heavy oil than from a barrel of higher quality crude without expensive refinery conversion capacity.

Our heavy oil operations are located in west central Saskatchewan. A strong focus on finding and operating costs is fundamental to maximizing heavy oil returns. Our large production base and existing infrastructure are important factors in managing these costs. In 2002, a total of 51 heavy oil wells were drilled and brought on production. A key success for heavy oil will be the development of new technology to increase oil recovery.

NATURAL GAS

Approximately 48% of our natural gas production comes from shallow gas properties. Shallow gas is natural gas produced from thin, shallow sand formations predominantly located in southern areas of Alberta and Saskatchewan. These reservoirs typically cover a broad geographical area yielding sweet, low-pressure gas. In general, shallower gas targets are cheaper to drill and develop, but have relatively smaller reserves and lower productivity per well. During 2002, we drilled 130 shallow gas development wells. Our shallow gas properties provide consistent returns and production as they approach full development, and will continue to do so for years to come.

We are focused on gas exploration prospects in northeast British Columbia and the foothills of Alberta, and the testing of coal bed methane for future growth.

DEEP GAS EXPLORATION

Northeast British Columbia is attractive because it is expected to contain significant recoverable natural gas reserves. Winter-only access affects project cycle time, but the area offers relatively good access to infrastructure, an abundance of available acreage, and low drilling density. In 2002 and early 2003, we acquired an additional 9,000 net hectares of prospective lands. We drilled three exploration wells that were unsuccessful. During the year we also shot 200 km of 2D and 72 sq. km of 3D seismic and developed three deep prospects. The winter program is in progress with three deep Slave Point wells underway and a fourth planned for later in 2003 or early in 2004. Seismic programs will also be undertaken on our lands this year.

In a highly competitive market, we have assembled a good land base in northwest Alberta on trend with a number of foothills discoveries. In 2002, drilling success in the foothills resulted in three high deliverability gas wells, each capable of producing between 5 and 10 mmcf/d (gross). In 2003, we plan to drill two exploratory wells to test multiple targets.

COAL BED METHANE

Coal bed methane (CBM) is an untapped resource for gas production in Canada, but comprises 7% of the total gas supply in the United States. A given volume of coal can hold anywhere from 2 to more than 10 times the volume of gas found in a comparable conventional gas reservoir. Coal beds are usually saturated with water, and in most cases, water must be produced before any gas can be produced. De-watering the coal reduces pressure, allowing gas to "desorb" from the coal and be produced. As the gas begins to drive water out, permeability to gas increases, leading to increasing gas production rates. A typical CBM well shows increasing gas production rates for a period of generally one to three years before rates begin to decline.

Our CBM pilot project at Corbett is meeting expectations. We have increased our understanding and land holdings in this exciting new resource. At Corbett we strategically acquired an additional pilot project, increasing our total acreage position to over 190 sections gross, of which we hold a 40% to 50% working interest. We aligned ourselves with an experienced US CBM operator who has recently moved into Canada, accelerating our understanding and operating capabilities. Outside of Corbett, we have established a foothold in six new CBM areas, positioning ourselves to rapidly accelerate our activities once we are comfortable with the economic viability of the play.

ROYALTIES AND TAXES

In Canada, the federal and provincial governments impose royalties on oil and gas production from lands where they own the mineral rights. Royalties vary depending on factors such as well production volumes, selling prices, recovery methods, drilling date of the well, and the date of initial production. Royalty rates can range from 16% to 25%. Crown royalties are not deductible for tax purposes as discussed below.

Some provinces also receive revenue by imposing taxes on production from lands where they do not own the mineral rights. In addition, the Province of Saskatchewan assesses a resource surcharge of 3.6% on gross Saskatchewan resource sales. This surcharge has been reduced to 2.0% on wells completed after October 1, 2002.

Profits earned in Canada from Canadian resource properties are subject to federal and provincial income taxes. Canadian entities are also subject to capital taxes. The federal capital tax rate is 0.225%. Provincial capital tax rates vary from 0.15% to 0.64%. The federal income tax rate is 29% for resource income allocated to Canadian provinces. Although crown royalties are not deductible for tax purposes, a 25% deemed "resource allowance" on net Canadian production income is deductible in computing taxes payable.

UNITED STATES

[UNITED STATES MAP]

ACREAGE
---------------------------------------------------------------------
 (thousand acres)               Developed     Undeveloped      Total
---------------------------------------------------------------------
 Shallow-Water
  Gross                               175             162        337
  Net                                  94             125        219
---------------------------------------------------------------------
 Deep-Water
  Gross                                24             696        720
  Net                                   9             286        295
---------------------------------------------------------------------
 Total
  Gross                               199             858      1,057
  Net                                 103             411        514
---------------------------------------------------------------------

                                   Before            After
 PROVED RESERVES                Royalties        Royalties
---------------------------------------------------------------------
   Crude Oil (mmbbls)                  64              58
   Natural Gas (bcf)                  326             279
---------------------------------------------------------------------
   Total (mmboe)                      119             105
---------------------------------------------------------------------

                                   Before            After
 2002 PRODUCTION                Royalties        Royalties
---------------------------------------------------------------------
   Crude Oil (mbbls/d)                9.9              8.2
   Natural Gas (mmcf/d)               112               93
---------------------------------------------------------------------
   Total (mboe/d)                    28.6             23.7
---------------------------------------------------------------------

Our oil and gas assets offshore in the US Gulf of Mexico are an important source of production and reserves growth for Nexen. We currently hold interests ranging from 3.7% to 100% in 190 federal lease blocks in the Gulf, 126 of which are located in water depths exceeding 660 feet.

Our strategy is to fully exploit our assets in the shallow waters of the Gulf while applying the expertise we have gained from over 20 years of operations in the Gulf to explore deep-water leases and accelerate development of our deep-water discoveries.

Royalties on our oil and gas production in the US average approximately 15% of working interest volumes. Deep-water production including Aspen, qualifies for royalty relief on the first 87.5 million equivalent barrels. Royalties on other Gulf and state water properties range from 15% to 25%. Profits from our US operations are subject to the US federal tax rate of 35%. State taxes in the jurisdictions in which we operate range from 0% to 8%.

SHALLOW-WATER EXPLORATION AND PRODUCTION

Our shelf production comes from our shallow-water assets located offshore Louisiana and Texas, primarily from our interests in three fields: Eugene Island 257/258/259, Vermilion 76 (consisting of blocks 57, 65, 66 and 67) and West Cameron 148/170. We continue to exploit these assets, and to look for other opportunities on the shelf.

In late 2001, we acquired 100% working interests at Vermilion 76 and at Eugene Island 295. Since then we have drilled eight development wells at Vermilion 76, and more than doubled field production to approximately 40 million cubic feet per day.

In the second half of 2002, we experienced program delays and shut-in production due to hurricane activity. Hurricane Lili caused extensive damage to our production platform at Eugene Island 295, which has resulted in 100% of the production being shut-in since October but is expected to return to producing status during the first quarter of 2003.

In 2002, we signed an agreement with Shell Exploration and Production Company (SEPCo) to jointly explore a 1,044 square-mile area on the shelf. We have a 40% interest in this exploration area. The area of mutual interest (AMI) outlined in the agreement is targeting natural gas in deep Miocene Age reservoirs. This play is attractive as it has deep-water type reserve potential but is in close proximity to existing infrastructure on the shelf. We drilled one exploratory well in 2002 testing the deep Miocene Age reservoir but it resulted in a dry hole.

DEEP-WATER EXPLORATION AND PRODUCTION

Over the past decade, the deep-water Gulf of Mexico has moved from an exploration frontier to one of the most prospective sources of oil and gas production in the world. The deep-water Gulf is generally characterized by multiple productive horizons and high production rates, which greatly reduces risk and improves economics. The technology to find, drill, and develop deep-water discoveries is rapidly progressing and becoming more cost effective. In addition, the deep-water Gulf is in close proximity to infrastructure and continental US markets, allowing oil and gas discoveries to be quickly brought on stream. Large discoveries, high success rates, production infrastructure and attractive fiscal terms make this a premier exploration opportunity.

In 1997, we began building a deep-water acreage position, and are currently one of the largest independent leaseholders. In 2000 and 2001, we had discoveries at Aspen, Gunnison and Durango. Appraisal drilling justified proceeding with the commercial development of both the Aspen and Gunnison sub-basins.

ASPEN

Aspen is located on Green Canyon Block 243 in 3,150 feet of water. In 2002, we increased our interest from 20% to 60% and proceeded with development. The project was developed using two subsea wells tied back to the Shell operated Bullwinkle platform 16 miles away. Both wells were tied in and production commenced in December 2002. In 2003, production is expected to average approximately 25,000 equivalent barrels per day (15,000 net). Production from Aspen is free of government royalties on the first 87.5 million equivalent barrels. Netbacks here are expected to be about twice our corporate average. We brought production on stream at Aspen just 19 months after the initial discovery.

GUNNISON AND DURANGO DISCOVERIES (GUNNISON SUB-BASIN)

Gunnison, our second deep-water project in the Gulf, is on schedule for production startup in early 2004. In 2001, our Board of Directors approved plans to develop our 30% interest in the Gunnison and Durango Fields. This area is located approximately 170 miles offshore Louisiana in water depths just over 3,100 feet, and includes Garden Banks Blocks 667, 668 and 669. Gunnison was discovered in May 2000 on Garden Banks Block 668 and Durango was discovered in June 2001 on Garden Banks Block 667. Gunnison is being developed using a truss SPAR platform with design capacity of 40,000 barrels of oil per day and 200 million cubic feet of gas per day. The initial development plans include 10 wells connected to the SPAR, all of which have been drilled. We plan to fill approximately 75% of the SPAR capacity with current development plans, leaving room for growth. Production at Gunnison also benefits from the first 87.5 million equivalent barrels being free of government royalties.

We are continuing to explore the deep-water Gulf. In 2003, we plan to drill at least five high-potential exploration wells, including deep-water tests in the Alaminos Canyon, Green Canyon and Garden Banks areas, plus a deep Miocene gas prospect on the shelf. Our Gotcha prospect in the Alaminos Canyon is of particular interest, as it is adjacent to the recently discovered Great White prospect. Additional wells could be drilled based on success and partner priorities.

AUSTRALIA

[AUSTRALIA MAP]

ACREAGE
(thousand acres)              Developed        Undeveloped     Total
---------------------------------------------------------------------
  Gross                               1              3,224     3,225
  Net                                 1              3,224     3,225
---------------------------------------------------------------------

PROVED RESERVES
(mmbbls)               Before Royalties    After Royalties
---------------------------------------------------------------------
  Buffalo Field                       4                  3
---------------------------------------------------------------------

2002 PRODUCTION
(mbbls/d)              Before Royalties    After Royalties
---------------------------------------------------------------------
  Buffalo Field                    12.8               10.3
---------------------------------------------------------------------

BUFFALO

The Buffalo field located offshore on the northwest shelf of Australia has been an excellent source of short-term production growth. This field produces high-quality crude oil that attracts a premium price. Production from Buffalo began in December 1999 using a fixed wellhead platform linked to a leased floating production storage and off-loading vessel (FPSO). In late 2000, we acquired the remaining 50% interest in this field and became the operator.

As a result of an extensive 3D seismic reprocessing program in 2001, we identified additional oil reserves that would not be recovered by the existing production wells. In 2002, we successfully completed a two-well infill drilling program which has allowed us to maximize our reserve recovery and has added incremental recoverable reserves.

In Australia, profits from offshore production, less allowable capital expenditures, are subject to Petroleum Resource Rent Tax (PRRT) at a rate of 40%. Any PRRT paid is deductible in computing corporate income tax. The corporate income tax rate in Australia is 30%.

EXPLORATION PORTFOLIO

The experience, knowledge and infrastructure gained from our Buffalo operation supports our exploration program in other basins offshore Australia.

In 2002, we completed our interpretation of 3,700 km of 2D seismic which confirmed the existence of a prospect on NT/P59, a licence in the Money Shoals Basin. We have a 100% working interest in this block. We relinquished licences NT/P58 and NT/P60.

We have a 100% working interest in Block WA 239P in the Browse Basin, which spans 1.2 million acres. In 2002, we continued interpretation of our 2D seismic program and we have identified an exploration prospect.

We intend to find partners in 2003 to participate in further evaluation of these prospects before committing to the next phase of the work program.

NIGERIA

[NIGERIA MAP]

ACREAGE
(thousand acres)                Developed        Undeveloped       Total
-------------------------------------------------------------------------
  Gross                                 1               483          484
  Net                                   1               108          109
-------------------------------------------------------------------------

PROVED RESERVES
(mmbbls)                 Before Royalties    After Royalties
-------------------------------------------------------------------------
  Ejulebe Field                         1                 1
-------------------------------------------------------------------------

2002 PRODUCTION
(mmbbls/d)               Before Royalties    After Royalties
-------------------------------------------------------------------------
  Ejulebe Field                       7.5              3.9
-------------------------------------------------------------------------

BLOCK OML-109 - EJULEBE

We operate the Ejulebe field located in 45 feet of water on Block OML-109 in the Niger Delta, approximately 15 km offshore Nigeria. Crude oil production from Ejulebe is transported through a pipeline to a third-party owned FPSO where it is made available for export. We operate the block under a risk service contract, which requires us to provide exploration, development and operatorship services and fund all costs in return for a service fee payable out of production from the block.

BLOCK OPL-222

In 1998, we acquired a 20% interest in Block OPL-222, which includes 469,000 acres and is located approximately 50 miles offshore in water depths ranging from 600 to 3,500 feet. In late 1998, the Ukot-1 exploration well, located in approximately 2,600 feet of water, encountered three oil-bearing intervals and flowed at a total rate of 13,900 barrels per day from two intervals. After an extensive 3D seismic program, Usan-1 was drilled in 2002 as a follow-up to our Ukot discovery. Usan was drilled to 9,000 feet in 2,500 feet of water and contained several oil-bearing reservoirs. One zone was production tested and flowed at a restricted rate of 5,000 barrels of oil per day. A multi-well program to appraise and delineate our discoveries is in progress and is expected to continue through the first half of 2003.

COLOMBIA

[COLOMBIA MAP]

ACREAGE
(thousand acres)                Developed        Undeveloped        Total
--------------------------------------------------------------------------
  Gross                                 1                727          728
  Net                                   1                548          549
--------------------------------------------------------------------------

PROVED RESERVES
(mmbbls)                 Before Royalties    After Royalties
--------------------------------------------------------------------------
  Guando                                6                  6
--------------------------------------------------------------------------

2002 PRODUCTION
(mmbbls/d)               Before Royalties    After Royalties
--------------------------------------------------------------------------
  Guando                              1.4                1.3
--------------------------------------------------------------------------

BOQUERON BLOCK - GUANDO DISCOVERY

In 2000, we made our first discovery at Guando on the non-operated Boqueron Block. Boqueron is located in the Upper Magdalena Basin of central Colombia, approximately 45 km southwest of Bogota. Based on successful results from four appraisal wells and three development wells, we submitted an application for commerciality early in 2002. Our application was accepted by Ecopetrol, the national oil company. Ecopetrol exercised their right to back into a 50% interest in the development, reducing our interest from 40% to 20%. Under the arrangement, our share of costs incurred on Ecopetrol's behalf before they exercised their back-in right, are recoverable from future production.

Development drilling has been ongoing and a pilot program began in 2002 to test waterflood opportunities. We expect water injection to begin early in 2003 with results available as early as mid-year. Production from Guando is subject to a 5% to 25% royalty depending on daily production levels. The income tax rate in Colombia is 35%.

EXPLORATION BLOCKS

In addition to Boqueron, we have interests in three exploration blocks in the Upper Magdalena Basin, which together span 0.7 million gross acres. Villarrica, Fusagasuga (Fusa) and El Descanso were acquired in 2000, Muisca in 2001 and Andino in 2002. Fusa has been relinquished and El Descanso will be relinquished in 2003. The table below describes activities that occurred in 2002:

BLOCK                       INTEREST (%)     2002 ACTIVITY
-------------------------------------------------------------------------------------------------------------
Boqueron Exploration             40          Negotiated new terms for deeper pool exploration efforts
Villarrica                       50          Conducted 2D seismic program
Fusa                             50          Drilled Atadero-1 exploration well and relinquished the Block
El Descanso                      50          Evaluated Orion-1 exploration well
Andino                          100          Signed the Block in 2002
Muisca                          100          Conducted surface geology program and relinquished a portion of the Block

At Villarrica, evaluation of a recently acquired 2D seismic program is underway. We also plan to conduct 2D seismic programs on Muisca, Andino and possibly Boqueron subject to successful negotiations with Ecopetrol on new contractual terms. On all blocks except Boqueron, which is subject to a 50% back-in, Ecopetrol retains the right to back-in at the declaration of commerciality for a 30% interest. We have various exploration commitments on each block that normally include initial seismic reprocessing, followed by a 2D seismic program, and finally an exploration well. We have the right to exit each block at the end of the exploration phase.


BRAZIL

In 2002, we acquired the right to earn a 20% interest in a 2,060 sq. km exploration license in Block BC-20 located in the Campos Basin, approximately 100 km offshore Brazil, by way of a farm-in arrangement. This provides us with a strategic entry into Brazil and enables us to build on our offshore knowledge in an under-explored basin. Block BC-20 offers several 2D seismically defined exploration prospects on trend with recent discoveries on adjacent blocks. The first well in a two-well drilling commitment was drilled in late 2002. We encountered no economic hydrocarbons. We plan to drill a second well on this block in the first half of 2003. If this second well is successful, we are committed to drill a third exploration well on the block.

SYNTHETIC CRUDE OIL

A key part of Nexen's strategy is the economic development of our bitumen resource to provide low risk, stable future growth.

We have a 7.23% joint venture interest in Syncrude Canada Ltd. (Syncrude). Syncrude mines shallow deposits of oil sands in Canada, extracts the bitumen and upgrades it to produce synthetic crude oil. We also have interests in numerous oil sands leases in the Athabasca region of northern Alberta and have acquired the rights to proprietary, patent-protected technology to upgrade bitumen recovered from these leases.

SYNCRUDE JOINT VENTURE

[SYNCRUDE MAP]

ACREAGE
(thousand acres)                Developed         Undeveloped      Total
-------------------------------------------------------------------------
  Gross                               106                152         258
  Net                                   8                 11          19
-------------------------------------------------------------------------

PROVED RESERVES
(mmbbls)                 Before Royalties    After Royalties
-------------------------------------------------------------------------
                                      264                226
-------------------------------------------------------------------------

2002 PRODUCTION
(mmbbls/d)               Before Royalties    After Royalties
-------------------------------------------------------------------------
                                     16.6             16.5
-------------------------------------------------------------------------

Our 7.23% interest was acquired in 1983. Syncrude was created in 1975 to mine shallow deposits of oil sands and extract and upgrade crude oil bitumen into a high-quality, light, synthetic crude oil. The oil sands are located on eight leases spanning 258,000 acres north of Fort McMurray, Alberta. Since startup in 1978, Syncrude has produced over 1.3 billion barrels of synthetic crude oil. The operating term for leases controlled by Syncrude currently extends to the year 2035. However, Syncrude can hold the leases for 80 years if there are plans to develop them. Syncrude mines oil sands at three mines: Base, North and Aurora. Approximately two tons of oil sands are required to produce one barrel of synthetic crude oil. The oil sands must be mixed with water to form a slurry. Air and certain chemicals are added to separate bitumen from the sand grains. The process at the Base Mine involves hot water, steam and caustic soda to create a slurry, while at the North Mine and the Aurora Mine the oilsands are mixed with warm water to produce a slurry. The slurries are transported to extraction facilities where they are treated to remove water and solids. The bitumen product is fed into a vacuum distillation tower and two cokers for primary upgrading. The resulting products are then separated into naphtha, light gas oil and heavy gas oil streams. These streams are hydrotreated to remove sulphur and nitrogen impurities and are mixed together to form light, sweet synthetic crude oil. Sulphur and coke, which are by-products of the process, are stockpiled for possible future sale.

The quality of Syncrude's synthetic crude oil typically allows it to be sold at a premium to WTI, adjusted for transportation, quality and currency differences.

EXPANSIONS

In 1999, the Alberta Energy and Utilities Board (AEUB) approved an increase in Syncrude's production capacity to 465,700 barrels per day. At the end of 2001, Syncrude had increased its synthetic crude oil capacity to 246,500 barrels per day with the development of the Aurora Mine. In 2001, the Syncrude owners approved the third stage of the Syncrude expansion, which will increase capacity to 356,000 barrels per day (25,750 barrels net) by early 2005. Due to higher engineering, manufacturing, and construction costs, the estimated costs of the Stage 3 expansion have increased from initial estimates of $4.1 billion ($320 million net) to $5.7 billion ($412 million net).

ROYALTIES

Syncrude pays a royalty to the Province of Alberta. Subsequent to 1987, this royalty was equal to 50% of Syncrude's deemed net profits after deduction of certain capital expenditures. In 1995, the Province announced generic royalty terms for new oil sands projects that provide for a royalty rate of 25% on net revenues after all costs have been recovered, subject to a minimum 1% gross royalty. In 1997, the Province of Alberta and the Syncrude owners agreed to move to the generic royalty terms when the total of all allowed capital costs incurred after December 31, 1995 equaled $2.8 billion (gross). That total was surpassed at the end of 2001, and so Syncrude moved to generic terms in January 2002.

During the transition period, the Province of Alberta's share of deemed net profits was based on a weighted average blended rate comprising a 50% net profits interest on base production of 74 million barrels per year, and a 25% net profits interest on annual production over 74 million barrels. In addition, 43% of allowed capital costs were applied as a deduction from the Province of Alberta's share of the deemed net profits.

                                               2002       2001       2000
---------------------------------------------------------------------------
Effective annual Syncrude
royalty rates on gross production               1%         4%        17%


PREMIUM SYNTHETIC CRUDE OIL PROJECT AT LONG LAKE, ALBERTA

[NORTHERN ALBERTA MAP]

We have interests in numerous oil sands leases in the Athabasca region of northern Alberta - one of the largest non-conventional oil deposits in the world. These bitumen resources can be produced using Steam Assisted Gravity Drainage (SAGD), a technology now being commercialized at several locations in the region. SAGD involves the drilling of two parallel horizontal wells, generally between 2,300 and 3,300 feet in length with about 16 feet of vertical separation. Steam is injected into the shallower well, where it heats the bitumen that then flows by gravity to the deeper producing well. Recovery factors of 50% to 70% of the oil-in-place are possible with this technology. We have interests in SAGD projects at various stages of development including a 50% interest in a joint venture with OPTI Canada Inc. (OPTI).

OPTI JOINT VENTURE

In 2001, we formed a joint venture with OPTI to develop in-situ bitumen using SAGD technology, and to construct a field upgrading facility on the Long Lake property, incorporating OPTI's patented OrCrude(TM) technology. As part of the agreement, Nexen acquired the exclusive right with OPTI to use the technology within a radius of approximately 100 miles of the Long Lake property, and the right to use the technology elsewhere in the world.

The OrCrude(TM) technology converts bitumen into partially upgraded sour crude oil and liquid asphaltenes. A 500-barrel per day demonstration plant applying this technology has been successfully upgrading bitumen from the Cold Lake and Athabasca regions since April 2001. By coupling the OrCrude(TM) process with commercially available hydrocracking and gasification technologies, the sour crude will be upgraded to light (37(0) to 43(0) API) premium synthetic crude oil and the asphaltenes will be converted to a low-energy, synthetic fuel gas containing free hydrogen (for use in the upgrading process). We estimate the capital costs of producing and upgrading bitumen based upon this technology will be comparable to those of surface mining and upgrading on a barrel of daily production basis. In addition, the project will have significantly lower price risk on input costs, since it manufactures its hydrogen and fuel gas from internally produced asphaltenes rather than purchased natural gas.

An application to construct a 70,000 barrel per day SAGD project and an integrated 70,000 barrel per day input (60,000 barrel per day premium synthetic crude output) upgrader at Long Lake (Lease 27) was submitted to the Province of Alberta and regulatory approval is anticipated in 2003. In order to optimize well design, a three-well pair SAGD pilot project at Long Lake is currently under construction and we expect bitumen production to begin in June 2003. Commercial production of bitumen is expected in the second half of 2006 before the upgrader is constructed. Upon successful completion of engineering studies now being carried out and the receipt of required approvals, engineering and construction of the commercial project will commence, with a target completion date in 2007. We are the operator of the Long Lake lease and will be responsible for construction, development and operation of the SAGD projects. OPTI will be responsible for design, construction and operation of the upgrader.

The royalty terms are consistent with the generic royalty terms for oil sands projects that provide for a royalty rate of 25% on net revenues after all costs have been recovered, subject to a minimum 1% gross royalty.

RESERVES, PRODUCTION AND RELATED INFORMATION

In addition to the tables below, we refer you to the Supplementary Financial Information in this Form 10-K for information on our oil and gas producing activities. Nexen has not filed with nor included in reports to any other United States federal authority or agency, any estimates of total proved crude oil or natural gas reserves since the beginning of the last fiscal year.

NET SALES BY PRODUCT

(Cdn$ millions)                                          2002     2001     2000
--------------------------------------------------------------------------------
 Conventional Crude Oil and Natural Gas Liquids         1,637    1,421    1,652
 Synthetic Crude Oil                                      245      225      199
 Natural Gas                                              347      497      425
                                                      --------------------------
                                                        2,229    2,143    2,276
                                                      ==========================

Crude oil and natural gas liquids represent approximately 84% of oil and gas sales, while natural gas represents the remaining 16%.

SALES PRICES AND PRODUCTION COSTS
(Based on working interest production after royalties)

                                       AVERAGE SALES PRICE(1)           AVERAGE PRODUCTION COSTS(1)
----------------------------------------------------------------     --------------------------------
                                    2002        2001       2000          2002        2001       2000
                                 -------------------------------     --------------------------------
Crude Oil and NGLs ($/bbl)
  Yemen                            38.80       35.05      40.53          4.13        3.47       3.03
  Canada                           30.84       24.86      33.49          8.98        7.90       7.17
  United States                    38.87       38.35      44.18         10.95        7.24       6.04
  Australia                        40.30       38.71      41.05         12.14       14.38       6.92
  Other Countries                  38.96       37.35      40.13         10.69        9.94       9.69
  Synthetic Crude Oil              40.89       39.90      44.84         19.26       20.29      22.20

Natural Gas ($/mcf)
  Canada                            3.57        5.02       4.38          0.70        0.54       0.62
  United States                     5.29        6.66       6.90          1.83        1.21       1.01


Note:
(1) Prices and unit production costs are calculated using our working interest production after royalties.

PRODUCING OIL AND GAS WELLS

(number of wells)                                                           2002
--------------------------------------------------------------------------------------------------------------------
                                            OIL                         GAS                           TOTAL
                                   -----------------------    ------------------------      ------------------------
                                      Gross(1)      Net(2)        Gross(1)      Net(2)         Gross(1)       Net(2)
Yemen                                   259         135              --         --               259         135
Canada                                3,886       2,402           2,364      2,081             6,250       4,483
United States                           192          87             245        123               437         210
Colombia                                 19           4              --         --                19           4
Australia                                 4           4              --         --                 4           4
Nigeria                                   3           3              --         --                 3           3
                                   -----------------------    ------------------------      ------------------------
Total                                 4,363       2,635           2,609      2,204             6,972       4,839
                                   =======================    ========================      ========================

Notes:
(1)  Gross wells are the total number of wells in which an interest is owned.

(2)  Net wells are the sum of fractional interests owned in gross wells.


OIL AND GAS ACREAGE

(thousands of acres)                                                          2002
---------------------------------- -------------------------------------------------------------------------
                                         DEVELOPED               UNDEVELOPED(1)                 TOTAL
                                   ----------------------    ---------------------     ---------------------
                                        Gross        Net        Gross        Net          Gross        Net
Yemen (2)                                 38          20       20,150     10,365         20,188     10,385
Canada                                   968         768        2,870      1,744          3,838      2,512
United States                            199         103          858        411          1,057        514
Australia                                  1           1        3,224      3,224          3,225      3,225
Nigeria(2)(3)                              1           1          483        108            484        109
Colombia(4)                                1           1          727        548            728        549
Brazil                                    --          --          509        102            509        102
                                   ----------- ----------    --------- -----------     --------- -----------
Conventional Total                     1,208         894       28,821     16,502         30,029     17,396
                                   =========== ==========    ========= ===========     ========= ===========

Synthetic Crude Total                    106           8          152         11            258         19
                                   =========== ==========    ========= ===========     ========= ===========

Notes:
(1) Undeveloped acreage is considered to be those acres on which wells have not been drilled or completed to a point that would permit production of commercial quantities of crude oil and natural gas regardless of whether or not such acreage contains proved reserves.

(2)  The acreage is covered by production sharing contracts.

(3)  The acreage is covered by a risk service contract.

(4)  The acreage is covered by an association contract.


DRILLING ACTIVITY

(number of net wells)                                                      2002
--------------------------- --------------------------------------------------------------------------------------------------
                                       NET EXPLORATORY                                        NET DEVELOPMENT
                            --------------------------------------     -------------------------------------------
                             Productive     Dry Holes       Total        Productive     Dry Holes          Total        Total
Yemen                                --           0.6         0.6              38.0           1.0           39.0         39.6
Canada                             16.0           4.0        20.0             225.0           8.0          233.0        253.0
United States                        --           1.4         1.4              14.9           0.6           15.5         16.9
Australia                            --            --          --               2.0            --            2.0          2.0
Other Countries (1)                 0.2           0.7         0.9               2.0           0.2            2.2          3.1
                            --------------------------------------     ------------------------------------------ ------------
Total                              16.2           6.7        22.9             281.9           9.8          291.7        314.6
                            ======================================     =======================================================

                                                                           2001
--------------------------- --------------------------------------------------------------------------------------------------
                                       NET EXPLORATORY                                        NET DEVELOPMENT
                            --------------------------------------     ------------------------------------------
                             Productive     Dry Holes       Total        Productive     Dry Holes          Total        Total
Yemen                                --           1.5         1.5              30.7           1.6          32.3          33.8
Canada                             38.6          20.8        59.4             369.9           8.3         378.2         437.6
United States                       3.8           1.2         5.0               5.3            --           5.3          10.3
Australia                            --           0.4         0.4                --            --            --           0.4
Other Countries (1)                 1.2           2.9         4.1               1.8           0.4           2.2           6.3
                            ------------ ------------- -----------     ------------- ------------- -------------- ------------
Total                              43.6          26.8        70.4             407.7          10.3         418.0         488.4
                            ============ ============= ===========     ============= ============= ============== ============

                                                                   2000
--------------------------- --------------------------------------------------------------------------------------------------
                                       NET EXPLORATORY                              NET DEVELOPMENT
                            --------------------------------------     ------------------------------------------
                             Productive     Dry Holes       Total        Productive     Dry Holes          Total        Total
Yemen                                --            --        --                13.5           2.1          15.6          15.6
Canada                             39.5          20.2        59.7             379.4          16.5         395.9         455.6
United States                       1.9           2.5         4.4               8.1           1.5           9.6          14.0
Australia                            --           0.9         0.9                --            --            --           0.9
Other Countries(1)                  1.2           1.8         3.0                --            --            --           3.0
                            ------------ ------------- -----------     ------------- ------------- -------------- ------------
Total                              42.6          25.4        68.0             401.0          20.1         421.1         489.1
                            ============ ============= ===========     ============= ============= ============== ============

Note:
(1)  Other countries include drilling primarily in Nigeria, Colombia and Brazil.

At December 31, 2002, we were in the process of drilling 1 well (0.3 net) in the United States, 8 wells (4.2 net) in Canada, 4 wells (2.1 net) in Yemen, 1 well (0.2 net) in Nigeria, and 1 well (0.2 net) in Colombia.

OIL AND GAS MARKETING

Our marketing operation sells our own crude oil and natural gas production, markets third-party crude oil and natural gas and engages in energy trading through the use of both physical and financial contracts (energy trading activities). These activities are intended to enhance price realizations from selling both proprietary and third-party oil and gas production, provide market and business intelligence in support of our oil and gas growth activities, and contribute independent earnings and cashflow.

We focus on four key areas: domestic oil marketing and trading, domestic gas marketing and trading, international oil marketing and trading, and producer services and transportation. Each area is involved in the purchase, transport, storage and sale of oil or natural gas from the point of production to end-use customers. We also trade on active markets such as the New York Mercantile Exchange and the International Petroleum Exchange as part of our total portfolio. We have offices in Calgary, Houston, Denver, Detroit, and Singapore to service our key market areas.

Our marketing operation also owns transportation assets and has investments in third-party controlled gas-processing facilities. Transportation assets include pipelines and batteries in the Lloydminster area as well as the Hay pipeline. In addition, we manage various natural gas transportation commitments on behalf of our Canadian oil and gas business segment and third-party clients. These management arrangements help optimize our energy trading activities. Our marketing operations are more fully described in Item 7.

CHEMICALS OPERATIONS

Over the past three years, we have made significant investments to grow our capacity, expand internationally and lower our overall cost structure. These investments have allowed us to maintain a strong position in the bleaching chemicals industry. We manufacture, market and distribute sodium chlorate and chlor-alkali products (chlorine, caustic soda and muriatic acid) in Canada, the United States and Brazil. We also market a small amount of sodium chlorate and caustic soda in Asia.

AVERAGE ANNUAL PRODUCTION CAPACITY      2002           2001            2000
--------------------------------------------------------------------------------
Sodium Chlorate (short-tons)
  North America                      500,650        474,250         461,470
  Brazil                              57,320         42,550          39,000
--------------------------------------------------------------------------------
     Total                           557,970        516,800         500,470
--------------------------------------------------------------------------------
Chlor-alkali (short-tons)
  North America                      351,844        351,844         351,844
  Brazil                              97,462         90,078          75,055
--------------------------------------------------------------------------------
     Total                           449,306        441,922         426,899
--------------------------------------------------------------------------------

The key factors driving the bleaching chemicals market are reliability of supply and technical service, and price. Our manufacturing facilities are modern and reliable, and strategically located to capitalize on competitive power costs and transportation infrastructure in order to minimize production and delivery costs. Electricity is the single largest cost incurred by our operations, representing over half of our cash costs. Other primary raw materials used in the production of sodium chlorate and chlor-alkali products are salt and fresh water. We secure long-term contracts for these materials to ensure sufficient supply and competitive costs. Labour is also a significant component of the manufacturing costs, with approximately 50% of our chemicals' workforce being unionized. We have active collective agreements in place at all of our unionized plants.

NORTH AMERICA

[NORTH AMERICA MAP]

We manufacture sodium chlorate at six facilities in North America: Nanaimo, British Columbia; Bruderheim, Alberta; Brandon, Manitoba; Amherstburg, Ontario; Beauharnois, Quebec; and Taft, Louisiana. We also manufacture chlor-alkali products at North Vancouver, British Columbia.

In 1995, we combined our industrial chemicals operations in North America with Occidental's sodium chlorate facility located at Taft, Louisiana. We held an 85% interest in the venture and acted as managing partner. During 2000, we exchanged our oil and gas operations in Ecuador for Occidental's 15% interest in our chemicals operations. We now own 100% of our chemicals operations.

The pulp and paper industry consumes approximately 95% of sodium chlorate production in North America. Our North American sodium chlorate production is marketed to numerous pulp and paper mills under multi-year contracts that contain price and volume provisions. Approximately 25% of this production is sold in Canada and the remainder is sold in the US, with a small component marketed offshore. In 2002, we completed an expansion of our Brandon plant in Manitoba.

Our chlor-alkali facility in British Columbia manufactures caustic soda, chlorine and muriatic acid. In British Columbia, almost all of our caustic soda is consumed by local pulp and paper mills, while our chlorine is sold to various customers in the polyvinyl chloride, water purification and petrochemicals industries, primarily in the United States.

BRAZIL

[SOUTH AMERICA MAP]

In December 1999, we acquired a 39,000 short-ton per year sodium chlorate plant and a 35,000 short-ton per year chlor-alkali plant in Brazil from Aracruz Cellulose S.A., the leading manufacturer of pulp in Brazil. Substantially all of our production is sold to Aracruz under a long-term sales agreement that has an initial six year take-or-pay component. In 2002, we completed an expansion of both the chlorate and chlor-alkali facilities to meet Aracruz's expansion needs.

OTHER ACTIVITIES

MOOSE JAW ASPHALT

Nexen owned Moose Jaw Asphalt Inc., which produced asphaltic paving products, petroleum-derived fuels and specialty distillates. Effective January 2, 2002, we sold Moose Jaw Asphalt. The financial results of this operation for 2001 and 2000 are included in Corporate and Other Items in note 15 to the Consolidated Financial Statements.

POWER GENERATION FACILITY

In 2000, we committed to enter into a lease agreement upon the completion of construction of a 106 Megawatt (MW) high-efficiency power start up generation facility. The facility was constructed at our operated Balzac gas plant located near Calgary, Alberta and began operations during the fourth quarter of 2001. In 2002, we refinanced the lease and purchased the facility for $67 million, which was the cost of construction plus interest on advances during the construction phase. We included this amount in capital expenditures for the year ended December 31, 2002. The average load for 2002 was 17.8 MW which is expected to increase in 2003. The financial results of the power generation facility are included in Corporate and Other Items in note 15 to the Consolidated Financial Statements.

ADDITIONAL FACTORS AFFECTING BUSINESS
See Item 7 of this Form 10-K.


GOVERNMENT REGULATIONS

Our operations are subject to various levels of government controls and regulations in the countries in which we operate. These laws and regulations include matters relating to land tenure, drilling, production practices, environmental protection, marketing and pricing policies, royalties, various taxes and levies including income tax, and foreign trade and investment, all of which are subject to change from time to time. Current legislation is generally a matter of public record, and we are unable to predict what additional legislation or amendments may be proposed that will affect our operations or when any such proposals, if enacted, might become effective. However, we do participate in many industry and professional associations and otherwise monitor the progress of proposed legislation and regulatory amendments.

ENVIRONMENTAL REGULATIONS

OIL AND GAS OPERATIONS

Our oil and gas operations are subject to government laws and regulations designed to protect the environment in the countries where we operate. We believe that our operations comply in all material respects with applicable environmental laws.

CANADA

In Canada, these provisions, which are implemented principally by Environment Canada, Transport Canada and comparable provincial agencies, govern the management of hazardous waste, the discharge of pollutants, the construction of new discharge sources and the transportation of dangerous goods. The laws generally provide for civil and criminal penalties and fines, as well as injunctive and remedial relief.

UNITED STATES

In the United States, these provisions, which are implemented principally by the United States Environmental Protection Agency, the Department of Transportation, the Department of the Interior and comparable state agencies, govern the management of hazardous waste, the discharge of pollutants into the air and into surface and underground waters, the construction of new discharge sources, the manufacture, sale and disposal of chemical substances, and surface and underground mining. These laws generally provide for civil and criminal penalties and fines, as well as injunctive and remedial relief.

YEMEN

In Yemen, the Yemen Environmental Protection Law was ratified by Parliament and issued by Presidential decree in October 1995. Yemen Republican Decree No. 11 in respect of Protection of the Maritime Environment from Pollution was passed in 1993 and establishes the Public Corporation for Maritime Affairs as the regulatory authority for maritime activities. Under the terms of an agreement with the Government of Yemen in March 1996, we prepaid the dismantlement and site restoration costs on the Masila Block Development Project, and were released from any further obligation relating to these costs on this block.

NIGERIA

In Nigeria, we have a risk service contract on Block OML-109 with an indigenous company. The indigenous company is responsible for obtaining all regulatory approvals associated with development in Nigeria. Pollution control regulations in oil and gas operations are governed by the Principal Legislation of Petroleum Act 1969. The regulations are made pursuant to section 8(i)b(iii) of the Petroleum Act. Revisions to existing regulations regarding waste discharges, environmental management systems, audits, decommissioning and oil spillage investigation were to have been issued before the end of 1999 but have been delayed. In November 1999, the Federal Ministry of the Environment announced that, pursuant to the Environmental Impact Assessment (EIA) Decree No. 86 of 1992, they have been charged with full responsibility for supervising all aspects of the environmental management of the oil and gas industry, replacing the environment division of the Department of Petroleum Resources and the defunct Federal Environmental Protection Agency. The timing and implications of these changes have yet to be determined.

AUSTRALIA

In Australia, the offshore petroleum industry is regulated by broadly consistent Commonwealth, State and Territory legislation. The States and Northern Territory have jurisdiction over onshore petroleum operations, including petroleum within coastal waters. Petroleum operations beyond three nautical miles from the territorial sea baseline are subject to the Commonwealth Petroleum (Submerged Lands) Act 1967 (PSLA). The key subordinate and related legislation which impact offshore health and safety are the Petroleum (Submerged Lands) (Management of Safety on Offshore facilities) Regulations 1996 and the State and Northern Territory OH&S Acts and Regulations, which are applied through Section 9 of the PSLA. Other State and Territory laws are applied to offshore areas through
Section 11 of the PSLA. There are generally two administrative decision-making bodies in respect of each offshore area; a Joint Authority, comprising the Commonwealth Minister responsible for resources and the equivalent State or Northern Territory Minister, which is the principle decision-making body, and a Designated Authority, which handles the day-to-day administrative matters relating to petroleum activities in the defined area. Titleholders under the PSLA are responsible for all petroleum related activities (including safety) in the permit/licence area. The designated representative of the titleholder is the operator. In July of 2000, the Environmental Protection and Biodiversity Conservation Act became law. Under this Commonwealth Act, operators are required to assess their projects to determine whether an action is likely to have a significant impact on matters of national environmental significance, and make a decision respecting submission of that assessment to a public referral process. The referral is expected to add some time to the existing approval process but have little impact on most routine activities and operations.

COLOMBIA

In Colombia, operations are subject to environmental regulations under the Ministry of the Environment. Community consultation is regulated by the Ministry of the Interior. The basic process, which results in an average time to receipt of license of between one and three years, starts with the Ministry of Interior requirements for community consultation, followed by preparation of the required environmental impact assessment and management plans, followed by review within the Ministry of the Environment and the regional environmental authorities. Recent attempts to streamline issuance of hydrocarbon licenses have been renewed under the new Uribe government.

From time to time, we may conduct activities in countries where environmental regulatory frameworks are in various stages of evolution. Where regulations are lacking, we observe Canadian standards where applicable, as well as internationally accepted industry environmental management practices.

KYOTO PROTOCOL

For a discussion of the Kyoto Protocol, see the Business Risk Management section in Item 7.

SYNCRUDE OPERATIONS

Syncrude is regulated by the AEUB and the Alberta Department of Environment
(AENV). In 1999, the AEUB extended Syncrude's operating term through 2035 giving the flexibility required for ongoing orderly development of the operation and reclamation of the site. The AENV issued its approval under the Alberta Environmental Protection and Enhancement Act effective December 21, 1995. The approval is for the 10-year period through to December 2005, which is the maximum term provided for in the legislation, and is a consolidated document covering air, land, water and waste management matters. Land reclamation is proceeding at a rate of approximately 200 hectares per year, thereby minimizing annual future reclamation costs.

CHEMICALS OPERATIONS

We maintain an active environmental and safety program at our chemicals sites to further our goal of excelling as a Responsible Care(R) Organization. Many of our chemicals facilities (i.e. Amherstburg, Beauharnois, Brandon, Bruderheim, Nanaimo, and North Vancouver) have completed quantitative risk assessments to assist both the facilities and the communities in their emergency response and risk management plans. The results of these reviews have been communicated to each respective community.

Since 1972, our North Vancouver facility has been the British Columbia regional control center for the North America Chlorine Emergency Plan. Through this plan, we participate with other chlorine producers to provide professional and responsive action in the event of a chlor-alkali related emergency anywhere in their region of responsibility.

We have taken an active role in the Canadian Chemical Producers' Association
(CCPA), CAER (Community Awareness and Emergency Response) and TRANSCAER (Transportation CAER) projects. In 1989, we and other members of the CCPA expanded the CAER and TRANSCAER programs to the Responsible Care(R) initiative. This initiative is based on the industry's commitment to the responsible development, manufacture, transportation, handling, distribution, use and ultimate disposal of chemicals so as to minimize adverse effects on people and the environment. We successfully completed the

CCPA's Round 1 Responsible Care(R) verification process in 1995. In 1998, we were the first company to undergo Round 2 verification of our Responsible Care(R) management systems. In 2000, our Taft facility successfully completed a third-party American Chemistry Council Responsible Care(R) Management System Verification to ensure compliance to the Responsible Care(R) codes of practice in the United States. In 2002, we completed a CCPA Round 3 Responsible Care(R) reverification.

Regulations that apply to our pulp and paper customers are significant to our chemicals operations. In January 1992, the Province of British Columbia amended the PULP MILL AND PULP AND PAPER MILL LIQUID EFFLUENT CONTROL REGULATION to require all British Columbia pulp mills to achieve a zero AOX (Absorbable Organic Halogens) effluent discharge standard from their bleaching processes by the end of 2002. In June 2002, the Province of British Columbia announced that it would amend the Regulation to require all British Columbia pulp mills to meet a new effluent discharge standard of 0.5 kilogram/Air Dried tonne AOX annual average. Currently, all British Columbia pulp mills are complying with the new standard.

Operations in the United States are also subject to various federal and state laws and regulations which govern the management of hazardous waste, the discharge of pollutants into the air and into surface and underground waters, the construction of new discharge sources, and the manufacture, sale and disposal of chemical substances.

The Aracruz facility in Brazil operates in accordance with a number of federal and state laws and regulations, as well as a new civic environmental policy for the city of Aracruz. These regulations address various aspects of environmental management, including environmental zoning for industrial applications, assessment of environmental impacts and licensing of activities that may impact the environment.

Our Brazil chemicals operation is a member of the Brazilian Industrial Chemical Association (ABIQUIM) and is committed to the ABIQUIM Responsible Care initiative. We are currently implementing management systems in Brazil to fulfill the Responsible Care Codes of Practice, with implementation scheduled for completion in 2003.

OTHER ACTIVITIES

Our Balzac gas plant and power generation facility received Round 1 Responsible Care(R) verification in 2002.

ENVIRONMENTAL PROVISIONS AND EXPENDITURES

At December 31, 2002, $205 million has been provided in the accounts for future dismantlement and site restoration costs, which are currently estimated at approximately $544 million for all of our oil and gas and chemicals facilities. During 2002, we recorded a provision for future dismantlement and site restoration costs of $43 million.

During 2002, our capital expenditures for environmental-related matters, including environment control facilities, were approximately $20 million. Our operating expenditures for environmental-related matters were approximately $6 million. Environmental related capital expenditures in 2003 are expected to be similar to 2002.

EMPLOYEES

At December 31, 2002, we had 2,767 employees in the following operations - Oil and Gas: Canada 575, United States 165, International 1,028 (Yemen 817, Canada and other areas 211); Chemicals 459; Oil and Gas Marketing 105, Corporate 336 and Technical Services 99. These totals include 744 national employees in the following countries - Colombia 25, Australia 16, Nigeria 25, Brazil 52, and Yemen 626.

Approximately 50% of the employees of our Chemicals operations are unionized. The unionized facilities are located at North Vancouver, Squamish, and Nanaimo, British Columbia; Brandon, Manitoba; Beauharnois, Quebec and Aracruz, Brazil. Union contracts at Nanaimo and Beauharnois are in effect until 2003 and until 2004 for Squamish, Brandon, and North Vancouver. Union contracts in Brazil are renewed on an annual basis.

Approximately 10% of the employees of our Canadian oil and gas operations are unionized. Unionized facilities are located at Balzac, Alberta, with a contract in effect until 2004.

Information on our executive officers is presented in Item 10 of this report.

ITEM 3.  LEGAL PROCEEDINGS

There are a number of lawsuits and claims pending against Nexen, the ultimate results of which cannot be ascertained at this time. Management is of the opinion that any amounts assessed against us would not have a material adverse effect upon our consolidated financial position or results of operations.

Nexen received an order on February 17, 1999, under the British Columbia Waste Management Act to conduct a comprehensive remediation program, including soil and ground water remediation, with respect to our former chlor-alkali plant site at Squamish, British Columbia. The Order is within the scope of contemplated and accrued environmental remediation requirements for the former plant site and does not constitute a fine or penalty upon Nexen. We are in compliance with the Order.

Nexen's US operations have received, over the years, notices and demands from the United States Environmental Protection Agency, state environmental agencies, and certain third parties seeking to require investigation and remediation under federal or state environmental statutes. Although no assurances can be made, we believe our US operations are protected from any present or future material liabilities that may arise from these sites because of Assumption and Indemnification Agreements in place.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Nexen's Security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED STOCKHOLDER
         MATTERS

Nexen's common shares are traded on the Toronto Stock Exchange and the New York Stock Exchange under the symbol NXY.

On December 31, 2002, there were 1,372 registered holders of common shares and 122,965,830 common shares outstanding. The number of registered holders of common shares is calculated excluding individual participants in securities positions listings.


TRADING RANGE OF NEXEN'S COMMON SHARES
                                              TORONTO             NEW YORK
($/share)                                 STOCK EXCHANGE       STOCK EXCHANGE
--------------------------------------------------------------------------------
                                            HIGH       LOW       HIGH       LOW
                                                (cdn$)                (US$)
2002
   First Quarter                           39.75     29.70      25.11    18.57
   Second Quarter                          42.50     37.20      28.04    23.30
   Third Quarter                           42.18     34.34      27.71    21.70
   Fourth Quarter                          37.78     31.00      23.85    19.79

2001
   First Quarter                           39.90     31.00      25.77    20.69
   Second Quarter                          40.65     32.40      26.61    20.60
   Third Quarter                           41.50     28.10      26.12    17.95
   Fourth Quarter                          35.21     29.51      22.39    18.73
                                        ---------------------------------------



QUARTERLY DIVIDENDS ON COMMON SHARES       FIRST     SECOND      THIRD    FOURTH
($/share)                                QUARTER    QUARTER    QUARTER   QUARTER
--------------------------------------------------------------------------------
2002                                       0.075      0.075      0.075     0.075
2001                                       0.075      0.075      0.075     0.075
                                        ---------------------------------------

Payment date for dividends was the first day of the next quarter.

The Income Tax Act of Canada requires us to deduct a withholding tax from all dividends remitted to non-residents. In accordance with the Canada-US Tax Treaty, we have deducted a withholding tax of 15% on dividends paid to residents of the United States, except in the case of a company that owns at least 10% of the voting stock where the withholding tax is 5%.

The Investment Canada Act requires that a "non-Canadian" (as defined) file notice with Investment Canada and obtain government approval prior to acquiring control of a "Canadian business" (as defined). Otherwise, there are no limitations, either under the laws of Canada or in Nexen's charter on the right of a non-Canadian to hold or vote Nexen's securities.

On February 3, 2000, at a Special Meeting of Shareholders, a Shareholder Rights Plan was approved. On May 2, 2002, at the Annual General and Special Meeting of Shareholders, an Amended and Restated Shareholder Rights Plan (Plan) was approved. The Plan creates a right, which attaches to each present and future outstanding common share. Each right entitles the holder to acquire additional common shares during the term of the right. Prior to the separation date, the rights are not separable from the common shares and no separate certificates are issued. The separation date would typically occur at the time of an unsolicited takeover bid, but our Board can defer the separation date.

The Plan creates a right, which can only be exercised when a person acquires 20% or more of our common shares (a Flip-In Event), for each shareholder, other than the 20% buyer, to acquire additional common shares at one-half of the market price at the time of exercise. The Plan must be reapproved by shareholders on or before our annual general meeting in 2005 to remain effective past that date.

On April 17, 2000, the shareholders approved the repurchase from Occidental and cancellation of 20 million common shares.

Under the terms of our stock option plan, the Board of Directors may grant stock options to directors, officers and employees. Nexen does not receive any consideration when options are granted.

Equity Compensation Plan Information:

                                                                                                     Number of securities
                                         Number of securities to be        Weighted-average         remaining available for
                                          issued upon exercise of          exercise price of         future issuance under
                                            outstanding options           outstanding options      equity compensation plans
                                       ------------------------------- -------------------------- ----------------------------
Equity compensation plans  approved
by shareholders                                  9,475,985                      $30.00                     9,759,545
                                       ------------------------------- -------------------------- ----------------------------


ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA IN ACCORDANCE WITH US GAAP

(Cdn$ millions)                                          2002        2001       2000       1999     1998
---------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
    Net Sales(1)                                        2,606      2,593       2,705      1,646     1,472
    Net Income (Loss)                                     352        365         522         63      (115)
    Earnings (Loss) per Common Share ($/share)(2)        2.88       3.03        4.17       0.46     (0.84)

    Production - Before Royalties (mboe/d)(3)             269        268         256        239       266
    Production - After Royalties (mboe/d)(3)              176        184         171        163       200


FINANCIAL POSITION
    Total Assets(2)                                     6,764      5,609       5,874      4,922     5,025
    Long-Term Debt                                      2,575      2,242       2,238      1,997     1,777
    Shareholders' Equity                                1,812      1,414       1,050      1,130     1,074

    Capital Expenditures                                1,625      1,404         915        612       950

    Dividends per Common Share ($/share)                 0.30       0.30        0.30       0.30      0.30

    Common Shares Outstanding (thousands)(1)          122,966    121,202     119,855    138,145   137,373
                                                     ----------------------------------------------------

Notes:
(1) Certain transportation costs previously shown net in sales have been reclassified to transportation and other. See note 1(r) to the Consolidated Financial Statements.

(2) During 2000, we entered into an agreement to repurchase 20 million Nexen common shares, as described in note 8 to the Consolidated Financial Statements.

(3) In 1999, production and total assets decreased as we sold our North Sea assets and certain producing assets in Canada. These North Sea assets were producing 34 mmcf/d of gas and the Canadian assets were producing 40 mboe/d. In 2000, production increased as additional development wells were brought on stream in Yemen and Buffalo in Australia began producing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN
NOTE 16 TO THE CONSOLIDATED FINANCIAL STATEMENTS. UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS, AND SALES VOLUMES, PRODUCTION VOLUMES AND RESERVES ARE BEFORE ROYALTIES. WE HAVE PRESENTED OUR WORKING INTEREST BEFORE ROYALTIES AS WE MEASURE OUR PERFORMANCE ON THIS BASIS CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES. SEE THE OIL AND GAS PRODUCING ACTIVITIES SECTION IN THE SUPPLEMENTARY FINANCIAL INFORMATION FOR OUR PRODUCTION AND RESERVES AFTER ROYALTIES.


                                TABLE OF CONTENTS

                                                                           PAGE
Highlights...................................................................23
Strategy.....................................................................23
2002 Capital Investment......................................................24
Financial Results
       Year to Year Change in Net Income.....................................26
       Oil and Gas
               Production  ..................................................27
               Commodity Prices..............................................28
               Operating Costs...............................................29
               Depreciation, Depletion and Amortization......................30
               Exploration Expense...........................................30
       Oil and Gas Marketing.................................................31
       Chemicals.............................................................33
       Corporate Expenses....................................................34
Liquidity....................................................................35
Outlook for 2003.............................................................37
Contractual Obligations, Commitments and Contingencies.......................38
Business Risk Management.....................................................39
Market Risk Management.......................................................42
Critical Accounting Policies.................................................44
New Accounting Pronouncements................................................46

HIGHLIGHTS

(Cdn$ millions)                                                   2002       2001       2000
---------------------------------------------------------------------------------------------
Net Income                                                         452        450        602
Earnings per Common Share ($/share)                               3.34       3.40       4.52
Cash Flow from Operations(1)                                     1,383      1,423      1,569

Oil & Gas Production (mboe/d)(2)                                   269        268        256


Capital Expenditures                                             1,625      1,404        915
Proved Reserve Additions, net of Dispositions (mmboe)(2)           102        135        132


Net Debt(3)                                                      1,775      1,460      1,344
Net Debt to Cash Flow (times)(4)                                   1.4        1.1        0.9
                                                               ------------------------------


Notes:
(1) We evaluate our performance and that of our business segments based on earnings and cash flow from operations. Cash flow from operations is a non-GAAP term that represents cash generated from operating activities before changes in non-cash working capital and other. We consider it a key measure as it demonstrates our ability and the ability of our business segments to generate the cash flow necessary to fund future growth through capital investment and repay debt.

(Cdn$ millions)                                 2002       2001       2000
---------------------------------------------------------------------------
Cash Flow from Operating Activities            1,322      1,566      1,329
Changes in Non-Cash Working Capital               46       (143)       243
Other                                             15         --         (3)
                                              -----------------------------
Cash Flow from Operations                      1,383      1,423      1,569
                                              =============================

(2) Production and reserves include our working interest before royalties. We have presented our working interest before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.

(3)  Long-term debt less working capital.

(4) Net debt divided by cash flow from operations after dividends on Preferred Securities.


STRATEGY

To succeed in the exploration and production business we must continue to locate and develop economic oil and natural gas reserves. Our capital investments must add new reserves to replace and grow existing production, and also add value. We believe value-based growth is best delivered through full-cycle exploration and development activities.

We pursue a predominantly grassroots, exploration-led strategy, supplemented by targeted, strategic acquisitions and the development of innovative technology to competitively exploit our bitumen resource. This strategy is supported by:

o solid core assets that provide free cash flow to finance new development projects for near-term growth;

o    an active exploration program aimed at longer-term growth; and

o    a culture based on integrity and social responsibility.


Our fundamental goal is to grow shareholder value. We focus on per-share performance and regularly report on cash flow and earnings per share. We target to grow the physical deliverables to our shareholders that are independent of price volatility. We allocate capital to projects based first on their investment returns and strategic fit, and second on the potential to grow reserves and production. To maximize returns, we try to operate the majority of our core assets and control offsetting acreage and infrastructure for future development.

Our global growth strategy focuses on four major areas: the deep-water Gulf of Mexico, the Middle East, West Africa and the Athabasca region of western Canada. The basins in these areas offer an optimal combination of prospectivity, attractive commercial terms and low costs. In building our portfolio, we target material opportunities with an attractive risk/reward balance and multiple opportunities for organic growth, and those that build on our technical strengths. Our strengths include: operating offshore, extensive experience with oil sands, bitumen and heavy oil, operating in foreign jurisdictions such as the Middle East, managing low pressure reservoirs, constructing and operating large-scale facilities, operating in difficult and remote environments and our strong marketing capabilities.

With our exploration success over the last three years, our focus in 2002 shifted to developing these successes. This included Aspen and Gunnison in the deep-water Gulf of Mexico, Guando in Colombia, our Long Lake Synthetic Crude Project in the Athabasca region of Alberta and the Syncrude expansion. With the exception of Aspen, these projects have yet to contribute significantly to production and cash flow as they are still in the development stage. Annual proved reserve additions fluctuate due to timing of recognizing proved reserves, dispositions and revisions.

Our strategy for maximizing value in our marketing operations is to grow our business with lower-risk opportunities. For our chemicals business, our strategy is to remain a low-cost producer in North America, while capturing an increasing share of the growing markets in South America.

2002 CAPITAL INVESTMENT

We invested a record $1.6 billion in 2002, a 16% increase over 2001 levels:

o    41% was invested in core assets to maintain existing production levels;

o 43% was invested in our major development projects for near-term production growth; and

o    16% was invested in exploration for longer-term production growth.


(Cdn$ millions)                     EXPLORATION   DEVELOPMENT    OTHER     TOTAL
--------------------------------------------------------------------------------
Oil & Gas
    Yemen                                   22            209       --      231
    Canada                                  60            262       --      322
    United States                          116            541       --      657
    Australia                                3             46       --       49
    Other                                   58             23       --       81
                                    --------------------------------------------
                                           259          1,081       --    1,340
Syncrude                                    --            141       --      141
Chemicals                                   --             --       45       45
Marketing, Corporate and Other(1)           --             --       99       99
                                    --------------------------------------------
Total Capital                              259          1,222      144    1,625
                                    ============================================

Note:
(1)  Includes $67 million for our Balzac power generation facility.

In addition to maintaining production from our core assets (see Production section in this MD&A), our 2002 capital program delivered the following:

UNITED STATES GULF OF MEXICO

ASPEN ONSTREAM

o Invested $311 million in 2002 to drill and complete two subsea development wells and tie back to Shell's Bullwinkle production platform.

o First well onstream in early December after a six-week construction delay due to hurricane activity; second well onstream late December 2002; both wells added minimal production in 2002 given late start-up.

o Production is currently ramping up to expected rates of approximately 15,000 boe/d (net to us).

o    No significant capital investment required in 2003.

GUNNISON DEVELOPMENT ON-TRACK

o Invested $111 million in 2002 to complete 55% of the SPAR production facility and drill six development wells with a seventh in progress at year-end.

o    Development is on budget and on schedule for first production in early
     2004.

o In 2003, we plan to invest $83 million to complete and tie-in the subsea wells to the SPAR production platform arriving from Finland this summer.

EXPLOITATION OF 2001 ACQUISITIONS

o Invested $83 million in two offshore producing properties acquired late in 2001 - Vermilion 76 and Eugene Island 295.

o Drilled eight development wells and added compression at Vermilion 76 more than doubling daily gas production to 40 million cubic feet per day in late 2002.

o Drilled one new well and added compression at Eugene Island 295 before the field was extensively damaged by Hurricane Lili; field has been shut-in since October but is expected to return to producing status during the first quarter of 2003.

EXPLORATION FOR DEEP MIOCENE GAS

o Drilled first well, Fergana (40% interest), as part of our agreement with Shell Exploration & Production Company to jointly explore the continental Shelf for natural gas in Deep Miocene reservoirs.

o Well was abandoned and costs of $23 million were written off in the fourth quarter.

o We plan to drill at least two more wells in the joint venture area in 2003 and 2004.

CANADA

LONG LAKE PILOT PROJECT COMMENCED

o Invested $80 million in 2002 to expand our recoverable resource potential to 4 billion barrels for the Long Lake and Meadow Creek properties, consulted with communities in support of our regulatory applications, continued detailed design and construction of the SAGD pilot project and carried out project design and cost estimation work.

o In 2003, we plan to invest $130 million to pilot-test SAGD technology at Long Lake and finalize a comprehensive cost assessment based upon detailed engineering design.

o Expect final regulatory approvals in fall 2003 and plan to decide on full-scale commercial project by year-end.

CORE ASSET OPTIMIZATION CONTINUES

o Began field testing enhanced extraction technologies in an effort to improve recoveries from some of our heavy oil properties.

o Built a strong land position targeting Coal Bed Methane (CBM) opportunities and commenced CBM pilot project.

SYNCRUDE

STAGE 3 EXPANSION CONTINUES

o    Invested $141 million to fund our 7.23% share of Stage 3 expansion.

o Engineering and design is 90% complete for the Mildred Lake upgrader expansion (UE-1) and the second bitumen extraction train at the Aurora mine; construction is 12% complete for UE-1 and 50% complete for the Aurora train.

o In 2003, we plan to invest $150 million for the continued upgrader expansion and completion of the Aurora train.

o Stage 3 is expected to add 101,500 barrels (7,300 barrels net) of daily production in early 2005.

YEMEN

MASILA EXPLOITATION CONTINUES

o Invested $402 million ($209 million net) to drill and equip 74 new development wells and expand facilities to maintain production at 226,900 barrels per day.

UNSUCCESSFUL WELL ON BLOCK 59

o Drilled the Al Mawarid-1 exploration well on Block 59 without encountering commercial quantities of hydrocarbons.

AUSTRALIA

o    Drilled two successful infill wells at Buffalo offshore Australia.

OTHER OIL & GAS

GUANDO DEVELOPMENT COMMENCES IN COLOMBIA

o Drilled 12 primary-recovery development wells and commenced installation of waterflood pilot facilities to improve recoveries.

o Development drilling increased gross production to 7,300 barrels per day (2,200 net) by year-end.

o In 2003, we plan to invest $35 million to drill 24 wells, complete pipeline construction and evaluate the pilot waterflood performance.

EXPLORATION SUCCESS OFFSHORE NIGERIA

o Invested $4 million and discovered oil at Usan on Block OPL-222 in the first quarter.

o Discovery well encountered several oil-bearing zones and tested at restricted rates in excess of 5,000 barrels per day.

o    Currently appraising Usan and our 1998 discovery at Ukot on the same block.
     o In 2003, we are continuing a program to appraise and delineate our discoveries.

UNSUCCESSFUL EXPLORATION WELL OFFSHORE BRAZIL

o Drilled an exploration well on Block BC-20 in the Campos Basin which did not encounter commercial hydrocarbons and wrote off $5 million in the third quarter.

o    In early 2003, we plan to drill a second exploration well on Block BC-20.

CHEMICALS

o Expanded low-cost sodium chlorate capacity at Brandon by 60% or 70,000 tonnes per year to 195,000 tonnes per year.

o Expanded our sodium chlorate capacity in Brazil by 70% to 60,000 tonnes per year and chlor-alkali capacity by 30% to 91,160 tonnes.

OTHER

o In 2002, we paid $67 million to refinance an operating lease related to the construction of a natural gas-fired power generation facility at our Balzac gas plant near Calgary.

FINANCIAL RESULTS

YEAR TO YEAR CHANGE IN NET INCOME

(Cdn$ millions)                                       2002 VS 2001  2001 VS 2000
------------------------------------------------------------------- -----------
NET INCOME FOR 2001 AND 2000                                  450           602
                                                      ============= ===========
    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, net of royalties:
         Crude oil                                             28           123
         Natural gas                                          (18)           30

      Commodity prices, net of royalties:
         Crude oil                                            190         (308)
         Natural gas                                         (114)           22

      Oil and gas operating expense:
         Conventional                                         (65)          (66)
         Synthetic                                             (1)          (16)

      Marketing                                               (23)           48
      Chemicals                                                 1             3
      General and administrative                              (16)          (19)
      Interest expense                                          3            20
      Current income taxes                                     (7)           26
      Other                                                   (18)          (9)

                                                      ------------- -----------
    Total Cash Variance                                       (40)         (146)

    Non-Cash Items:
      Depreciation, depletion and amortization
         Oil and Gas                                          (85)           38
         Other                                                (10)            4
      Exploration expense                                      76           (92)
      Future income taxes                                      82            77
      Other                                                   (21)          (33)
                                                      ------------- -----------
    Total Non-Cash Variance                                    42            (6)

                                                      ------------- -----------
NET INCOME FOR 2002 AND 2001                                  452           450
                                                      ============= ===========


2002 VS 2001 - STABLE EARNINGS YEAR OVER YEAR

Net income remained strong due to narrow crude oil price differentials, stable production and reduced dry hole expense. Weaker natural gas prices, cost pressures and lower profits from Marketing offset the positive impact of crude oil prices.

2001 VS 2000 - 25% DECREASE IN NET INCOME
Net income decreased largely as a result of a US $4.24 per barrel decrease in WTI. Record production levels, excellent results from Marketing and lower costs of financing helped mitigate the impact of crude oil price declines.

Significant variances in net income are explained further in the following sections.

OIL AND GAS

PRODUCTION

                                             2002                             2001                           2000
                                 ---------------------------   ------------------------------   -----------------------------
                                      Before          After          Before            After          Before           After
                                   Royalties      Royalties       Royalties        Royalties       Royalties       Royalties
                                 ---------------------------   ------------------------------   -----------------------------
Oil and Liquids (mbbls/d)
    Yemen                             118.0            55.8           118.3            55.5            111.9           50.7
    Canada                             56.3            43.4            58.0            48.3             53.9           44.0
    United States                       9.9             8.2            10.0             8.3             11.1            9.3
    Australia                          12.8            10.3            10.2             9.6             12.0           12.0
    Other Countries                     8.9             5.2             6.2             5.3              6.4            5.4
    Syncrude                           16.6            16.5            16.1            15.5             14.7           12.1
                                 ---------------------------   ------------------------------   -----------------------------
                                      222.5           139.4           218.8           142.5            210.0          133.5
                                 ---------------------------   ------------------------------   -----------------------------
Natural Gas (mmcf/d)
    Canada                              167             128             174             147              161            135
    United States                       112              93             121              99              113             92
                                 ---------------------------   ------------------------------   -----------------------------
                                        279             221             295             246              274            227
                                 ---------------------------   ------------------------------   -----------------------------

Total (mboe/d)                          269             176             268             184              256            171
                                 ===========================   ==============================   =============================

2002 VS 2001 - PRODUCTION ADDED $10 MILLION TO NET INCOME

2002 production before royalties grew modestly over 2001 volumes. A 2% increase in crude oil volumes was partially offset by a 5% decrease in natural gas volumes.

MASILA BLOCK IN YEMEN

o Maintained production through our on going development drilling, water handling and throughput expansions.

o Experienced minor delays in tanker loadings but no impact on production or cash flow when the supertanker Limburg was damaged near our Ash Shihr export terminal.

o In 2003, we expect to maintain production through continued infill drilling, facility enhancements and exploration focused on deeper targets.

CANADA

o We invested $240 million or about 15% of our total capital expenditures in 2002 to mitigate production declines.

o We are focused on our highest-return projects including Hay, while we develop new sources of production in synthetic crude and coal bed methane.

o    Hay set a new 8,000 barrel per day production record in 2002.

GULF OF MEXICO

o Production decreased due to development delays, weather-related shut-ins and production declines on some of our shelf properties.

o Poor weather in the third and fourth quarters, including tropical storm Isidore and Hurricane Lili, caused temporary shut-in of production, a 6-week delay at Aspen and damage to our Eugene Island 295 production platform.

o All production, except Eugene Island 295, was restored in the fourth quarter.

o Our Eugene Island 295 exploitation program was in progress at the time of the storm; the field has been shut-in since October but is expected to return to producing status during the first quarter of 2003.

o Aspen's first well came onstream in early December and the second well in late December. We are ramping up production to expected rates of 15,000 equivalent barrels per day net to us.

o With Aspen onstream for the full year, we expect 2003 production before royalties to increase by 65% to 46 mboe/d.

BUFFALO OFFSHORE AUSTRALIA

o Completed successful two-well infill drilling program that added incremental production and reserves.

o Exited 2002 at 10,000 barrels per day; we expect Buffalo to be fully depleted in 2004.

EJULEBE OFFSHORE NIGERIA

o Strong 2002 production as the reservoir continued to perform better than anticipated.

o Exited 2002 at 4,700 barrels per day with water-cuts increasing; we expect Ejulebe to be depleted in 2004.

SYNCRUDE

o Extended maintenance turnaround, unplanned coker maintenance and sulfur dioxide emission restrictions reduced volumes during the first half of the year.

o    December production of 19,100 barrels per day set a new monthly record.


2001 VS 2000 - 5% PRODUCTION GROWTH ADDED $153 MILLION TO NET INCOME

o Masila set an annual production record for the sixth consecutive year with gross rates of 227,500 barrels per day.

o In Canada, our exploitation activities included successful optimization of our Hay assets with the doubling of production to an annual average of 5,400 barrels per day.

o Gulf of Mexico natural gas production grew 7% with the fourth quarter acquisitions of Vermilion 76 and Eugene Island 295 and with successful exploitation of our shallow-water assets.

o Australian crude oil production remained stable as the acquisition of the remaining 50% interest in Buffalo offset natural production declines.

COMMODITY PRICES
(Prices based on working interest production before royalties)

                                                    2002       2001       2000
--------------------------------------------------------------------------------
CRUDE OIL (Cdn$/bbl)
    West Texas Intermediate (US$/bbl)              26.09      25.97      30.21
                                                 -------------------------------


    Differentials (US$/bbl):

    Masila                                          1.41      3.29        2.82
    Heavy Oil                                       6.49     10.68        8.06

    Producing Assets:
    Yemen                                          38.80     35.05       40.53
    Canada                                         31.13     24.86       33.49
    United States                                  38.88     38.35       44.18
    Syncrude                                       40.89     39.90       44.84
    Australia                                      40.30     38.71       41.05
    Other Countries                                38.96     37.37       40.12

    Corporate Average (Cdn$/bbl)                   37.13     33.10       39.23
                                                 -------------------------------

NATURAL GAS (Cdn$/mcf)
    New York Mercantile Exchange (US$/mmbtu)        3.37      4.00        4.31
                                                 -------------------------------

    Canada                                          3.57      5.02        4.38
    United States                                   5.29      6.66        6.90


    Corporate Average (Cdn$/mcf)                    4.25      5.69        5.42
                                                 -------------------------------


2002 VS 2001 - HIGHER REALIZED PRICES ADDED $76 MILLION TO NET INCOME

CRUDE OIL PRICES

o Average WTI was largely unchanged but narrow oil differentials added $180 million to net income, increasing our realized price 11%.

o At the beginning of 2002, WTI was US $19.73 per barrel strengthening throughout the year to close at US $31.20.

o Early second quarter strength was driven by uncertainty in the Middle East, OPEC's maintenance of production quotas and the threat of war between Iraq and the US.

o WTI slid modestly early in the fourth quarter as quota cheating by OPEC members increased and the war premium disappeared with Iraq cooperation.

o Despite the reduction of the war premium, WTI strengthened late in the year as supply disruptions took place in Venezuela and OPEC took steps to shore-up production quotas.

NARROW DIFFERENTIALS

o The strength of Brent relative to WTI combined with a short-term premium for Masila mid-year, resulted in a narrower Masila differential. Low inventory levels in Europe kept the Brent-WTI differential narrow throughout most of the year.

o Heavy oil narrowed early in the year due to reduced supply, continued narrow into the summer months due to normal seasonal demand and remained narrow into the winter months due to the Venezuelan supply disruption.

o Realized crude oil prices for Canada and Yemen exceeded 2001 prices by 25% and 11%, respectively.

o We expect the Masila differential to return to historical norms around US $3.00 per barrel in 2003.

o We expect 2003 heavy oil differentials to remain narrow in the near-term due to the ongoing disruptions in Venezuela.

NATURAL GAS PRICES

o    Lower gas prices reduced net income by $114 million.

o Prices fell in the first part of 2002 from the record highs of 2001 as gas inventories were higher, but strengthened late in 2002 as cold weather in the eastern US drove up demand and caused supply concerns.

o We expect stronger gas prices in 2003 as production decline rates and a lack of drilling should continue to reduce available supply levels.


2001 VS 2000 - LOWER REALIZED PRICES REDUCED NET INCOME BY $286 MILLION

o    Lower crude oil prices in 2001.

o At the beginning of 2001, WTI was approximately US $29 per barrel and closed the year at US $19.40 per barrel.

o Sluggish demand after September 11, 2001 and concerns over inventory levels drove prices down late in the year.

o    Natural gas prices softened as North American inventories rose.

OPERATING COSTS

(Unit operating costs based on working interest production before royalties)

(Cdn$/boe)                                        2002      2001      2000
----------------------------------------------------------------------------
Conventional Oil and Gas
    Yemen                                         1.95      1.62      1.42
    Canada                                        5.70      4.87      4.57
    United States                                 9.09      6.01      5.00
    Australia                                     9.76     13.50      6.92
    Other Countries                               6.21      8.07      7.58
    Total Conventional                            4.60      3.92      3.38
                                               -----------------------------

Synthetic Crude Oil
    Syncrude                                     19.09     19.43     18.36
Total Oil and Gas(1)                              5.48      4.88      4.22
                                               -----------------------------


Note:
(1) Operating costs per equivalent barrel are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies. See Reserves, Production and Other Information in Item 1 and 2 in this 10-K for unit operating costs based on our production after royalties.


2002 VS 2001 - HIGHER OIL AND GAS OPERATING COSTS REDUCED NET INCOME BY $66 MILLION
Conventional operating costs increased $0.68 per equivalent barrel:

o Gulf of Mexico was a significant contributor as workovers and repairs on the shelf increased costs and temporarily reduced production. Weather-related shut-ins and storm damage also contributed to the increase. One-time workovers and storm-related costs are not expected to continue in 2003.

o Costs are expected to decrease in 2003 with low-cost production from Aspen making up a larger portion of our total Gulf production.

o In Canada, industry cost pressures and a maturing asset base increased per unit costs. In addition, unexpected turnaround costs at our Balzac gas plant caused a one-time increase in operating costs.

o In Yemen, increased water-handling and waterflood costs as well as one time flood-related costs increased per-unit costs.

o In 2002, our floating production and storage off-loading vessel (FPSO) costs in Australia decreased on a per-unit basis as fixed costs were spread over more barrels and increased production levels attracted a lower throughput cost. This decrease in FPSO unit costs was partly offset by one-time field repair costs.

With respect to synthetic crude oil, our operating costs at Syncrude stabilized in 2002 as second quarter maintenance activities improved reliability and performance.


2001 VS 2000 - HIGHER OIL AND GAS OPERATING COSTS REDUCED NET INCOME BY $82 MILLION

o Conventional operating costs increased $0.54 per equivalent barrel. Industry cost pressures from a sustained period of high commodity prices and maturing assets contributed to the increase.

o Australia's costs increased as fixed costs were spread over fewer barrels of production.

o Maintenance activities and higher energy prices caused an increase in Syncrude's per-unit operating costs.


DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)
(Based on working interest production before royalties)

(Cdn$/boe)                                         2002       2001       2000
------------------------------------------------------------------------------
Conventional Oil and Gas

    Yemen                                          3.47       2.56       2.20
    Canada                                         8.22       7.14       7.89
    United States                                 12.74      10.59      12.70
    Australia                                     10.45      16.61      21.05
    Other Countries                               13.22      15.11      15.88
    Total Conventional                             6.84       5.97       6.67
                                                ------------------------------

Synthetic Crude Oil

    Syncrude                                       2.13       2.03       2.23
Total Oil and Gas(1)                               6.55       5.73       6.41
                                                ------------------------------

Note:
(1) DD&A per equivalent barrel is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.


2002 VS 2001 - HIGHER OIL AND GAS DD&A REDUCED NET INCOME BY $85 MILLION Conventional depletion rates increased $0.87 per equivalent barrel:

o Higher 2001 finding and development costs in Canada, Yemen and the Gulf shelf comprise the majority of the increase.

o Changing production mix also contributed as a larger portion of production came from more capital-intensive properties.

o Rates in Australia decreased as reserves were added with our successful infill drilling program.


2001 VS 2000 - LOWER OIL AND GAS DD&A ADDED $38 MILLION TO NET INCOME

o Depletion rates for conventional production decreased as reserves were added at low finding and development costs in 2000.


EXPLORATION EXPENSE

(Cdn$ millions)                                 2002       2001         2000
-----------------------------------------------------------------------------

Seismic                                           80         79          74
Unsuccessful Drilling                             63        135          54
Other                                             46         51          45
                                             --------------------------------
Total Exploration Expense                        189        265         173
                                             ================================
Total Exploration Capital                        259        411         300
                                             --------------------------------

2002 VS 2001 - LOWER EXPLORATION EXPENSE ADDED $76 MILLION TO NET INCOME

o Pursued exploration activities in Yemen, Nigeria, Brazil, Colombia, the Gulf of Mexico and Canadian natural gas.

o Lower exploration expense as capital spending focused on development of earlier successes.

o    Drilled 68% fewer exploration wells.

o    Successfully drilled an exploration well at Usan on Block OPL-222.

o Unsuccessful exploration wells include Block 59 in Yemen, Fusa in Colombia, Block BC-20 offshore Brazil and Fergana in the Gulf of Mexico.


2001 VS 2000 - HIGHER EXPLORATION EXPENSE REDUCED NET INCOME BY $92 MILLION

o    Higher exploration expense due to our largest-ever exploration program.

o Unsuccessful drilling costs include two high-risk exploration wells: Scout in the deep-water Gulf of Mexico and Kayu Manis, offshore Indonesia.


OIL AND GAS MARKETING

(Cdn$ millions)                                                      2002        2001        2000
---------------------------------------------------------------------------------------------------
    Revenue                                                           496         438         179
    Transportation                                                   (423)       (342)       (131)

                                                                  ---------------------------------
Net Revenue                                                            73          96          48
                                                                  =================================
Marketing contribution to Income before Income Tax                     35          59          23
                                                                  ---------------------------------
Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                412         400         294
    Natural Gas (mmcf/d)                                            2,865       2,499       1,664

Value-at-Risk
    Year-end                                                           19          19          13
    High                                                               28          24          13
    Low                                                                12           6           2
    Average                                                            17          13           4
                                                                  ---------------------------------


2002 VS 2001  - LOWER NET MARKETING REVENUE REDUCED NET INCOME BY $23 MILLION

The energy trading industry experienced many challenges in 2002. Liquidity was at an all-time low following the collapse of Enron and the exposure of questionable accounting and valuation practices by a number of companies. Numerous participants retrenched, consolidated or exited the industry completely. Accounting standard setters and regulators made changes to the rules and practices governing the industry, including improved and more transparent disclosures, as well as changes to the mark-to-market accounting rules, which are described more fully in note 1(r) to our Consolidated Financial Statements.

Our marketing operations had lower net revenue in 2002 compared to 2001 due to:

o    Less price volatility in 2002.

o The reduced number of competitors allowed us to increase our marketed volumes over 2001 levels.

o Excluding the one-time gains in the first quarter of 2001, margins grew year over year. We expect margins to continue to grow in 2003 as industry retrenchment continues.


2001 VS 2000  - HIGHER NET MARKETING REVENUE ADDS $48 MILLION TO NET INCOME

o We successfully capitalized on the significant price volatility early in the year.

o Crude oil volumes increased with the acquisition of Northridge Energy Marketing Ltd., which was purchased on July 31, 2000. Northridge marketed approximately 90,000 barrels of oil per day.

DERIVATIVE ENERGY CONTRACTS

Our marketing operation engages in crude oil and natural gas marketing activities to enhance prices from the sale of our own oil and gas production, and for energy trading. We enter into contracts to purchase and sell crude oil and natural gas. These contracts expose us to commodity price risk between the time contracted volumes are purchased and sold. We actively manage this risk by using energy-related futures, forwards, swaps and options, and by balancing physical and financial contracts in terms of volumes, timing of performance and delivery obligations. However, net open positions may exist, or we may establish them to take advantage of market conditions.

Consistent with our management practices, we account for all derivative energy contracts using mark-to-market accounting, and record the net gain or loss from their revaluation in marketing and other income. The fair value of these instruments is recorded as accounts receivable or payable. They are classified as long-term or short-term based on their anticipated settlement date. On October 25, 2002, as described in note 1(r) to the Consolidated Financial Statements, generally accepted accounting principles followed by energy traders eliminated mark-to-market accounting for inventories. As such, after October 25, 2002, inventories held by our marketing operation are accounted for at the lower of cost or market value.

FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

We value derivative energy trading contracts daily using:

o actively quoted markets such as the New York Mercantile Exchange and the International Petroleum Exchange; and

o other external sources such as independent price publications and over-the-counter broker quotes.

At December 31, 2002, the unrealized fair value of our derivative energy contracts totalled $3 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                    MATURITY
--------------------------------------------------------------------------------------------------------------------------
                                                      Less Than                                  Greater Than
                                                        1 year       1-3 years       4-5 years        5 years       Total
                                                      --------------------------------------------------------------------
Prices:

    Actively quoted                                         63            (40)             (13)            --          10
    From other external sources                            (67)            45               14              1          (7)
    Based on models and other valuation methods             --             --               --             --          --

                                                      --------------------------------------------------------------------

Total                                                       (4)             5                1              1           3
                                                      ====================================================================

Contract maturities vary from a single day up to six years. A large number of our contracts mature in less than one year. Those maturing beyond one year are primarily from natural gas related positions. The relatively short maturity position of our contracts lowers our portfolio risk.

Our accounting policy does not permit us to record income on transportation and inventory using option valuation methods. As a result, we have not been subject to write-downs due to the loss of liquidity and volatility caused by the industry retrenchment in 2002.


CHANGES IN FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

                                                               Contracts
                                                             Outstanding      Contracts
                                                            at Beginning   Entered Into
(Cdn$ millions)                                                  of Year    During Year         Total
------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001                                      19             --           19
Change in fair value of contracts:
    Outstanding at January 1, 2002                                    21             --           21
    Entered into during 2002                                          --             37           37
Net gains realized on positions closed during the year               (44)           (30)         (74)
Changes in valuation techniques and assumptions (1)                   --             --           --
                                                            ------------------------------------------
Outstanding at December 31, 2002                                      (4)             7            3
                                                            ==========================================

Note:
(1)  Our valuation methodology has been applied consistently year over year.

COMPOSITION OF NET MARKETING REVENUE

(Cdn$ millions)
--------------------------------------------------------------------------------
Derivative energy contracts                                                 58
Non-derivative energy contracts                                             15
                                                                         ------
    Net Marketing Revenue                                                   73
                                                                         ======

Of the $73 million net marketing revenue recognized during 2002, only a net gain of $3 million is unrealized at December 31, 2002.

NON-DERIVATIVE ENERGY CONTRACTS

Our marketing operation also manages various natural gas transportation commitments on behalf of our Canadian oil and gas business and a number of third-party customers. These activities optimize our trading operations. The related commitments are outlined in the Contractual Obligations, Commitments and Contingencies section. We earned $15 million from our non-derivative energy activities in 2002.

CHEMICALS

(Cdn$ millions)                                           2002     2001    2000
--------------------------------------------------------------------------------
Net Sales                                                  367      373    336
Sales Volumes (thousand short tons)
    Sodium chlorate                                        454      457    462
    Chlor-alkali                                           375      365    407

Operating Profit(1)                                        100       99     96
Operating Margin (%)                                        27       27     29

Chemicals contribution to Income before Income Taxes        27       47     39

Capacity Utilization (%)                                    85       89     92
                                                       -------------------------

Note:
(1)  Net sales less operating costs and transportation.


2002 VS 2001 - CHEMICALS OPERATING PROFIT ADDS $1 MILLION TO NET INCOME

We faced many challenges in 2002:

o Slow economic recovery in North America placed downward pressure on sodium chlorate volumes and eroded market prices.

o Increasing energy costs in Louisiana put pressure on our Taft plant, and as a result, the assets have recently been temporarily idled while we review alternatives to manage these costs.

During 2002, margins remained strong due to lower overall energy costs and the shifting of production from higher-cost to lower-cost facilities following the expansion of our Brandon and Brazil facilities. The expansion of these plants and the shifting of production to lower cost facilities increased our depreciation.

Demand in 2003 is expected to improve for sodium chlorate as the economy recovers. We expect to take advantage of the recovery with a full year of production from our Brandon and Brazil expansions. We are continuing to take steps towards improving our overall cost structure in North America.


2001 VS 2000 - CHEMICALS OPERATING PROFIT ADDS $3 MILLION TO NET INCOME

o Sales revenue increased 11% as price increases more than offset recessionary conditions in North America.

o Operating costs as a percentage of sales were consistent with 2000 as high natural gas prices fell late in 2001.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE

(Cdn$ millions)                                 2002        2001       2000
----------------------------------------------------------------------------

General and Administrative                       152         136       117
                                             ===============================


2002 VS 2001 - HIGHER COSTS REDUCED NET INCOME BY $16 MILLION

o 70% of the increase was due to higher staffing levels, associated with our record capital investment program and growth in our marketing operations.

o    Increased pension expense due to poor equity market performance.

o We also experienced higher building lease costs and incremental expenses associated with our stock appreciation rights plan.


2001 VS 2000 - HIGHER COSTS REDUCED NET INCOME BY $19 MILLION

o 60% of the increase related to the expansion of our marketing operations in Calgary and Singapore.

o Remainder was due to increased staffing levels associated with a larger capital investment program.


INTEREST

(Cdn$ millions)                                      2002       2001      2000
--------------------------------------------------------------------------------
Interest                                              140        112       132
    Less: Capitalized Interest                        (31)        --        --
                                                    ----------------------------
Net Interest Expense                                  109        112       132
                                                    ============================


2002 VS 2001 - LOWER INTEREST EXPENSE ADDED $3 MILLION TO NET INCOME

o Total interest costs increased $28 million as a result of the higher borrowing rate on our new 30-year notes.

o Net interest decreased as we capitalized interest on our major development projects.


2001 VS 2000 - LOWER INTEREST EXPENSE ADDED $20 MILLION TO NET INCOME

o    Lower interest rates and debt levels contributed to decrease from 2000.


INCOME TAXES

2002 VS 2001 - EFFECTIVE TAX RATE DECLINES FROM 40% TO 34%
Rate decreased due to:

o lower federal and provincial statutory tax rates for Canadian non-oil and gas operations;

o higher portions of income coming from international operations where rates are lower; and

o    non-taxable capital gain on the sale of our Moose Jaw operations.

The majority of our 2002 current income taxes were paid in Yemen and Australia. Current taxes include cash taxes in Yemen of $207 million (2001 - $191 million; 2000 - $217 million). In 2002, federal and provincial capital taxes were payable in Canada. In 2001 and 2000, alternative minimum tax was payable in the US.

GAIN OR LOSS ON DISPOSITION OF ASSETS

Net loss in 2002 includes:

o $13 million gain on the sale of our asphalt operation in Moose Jaw, Saskatchewan for proceeds of $27 million plus working capital; and

o $21 million loss on the sale of a non-operated property by our Canadian oil and gas business segment for proceeds of $14 million.


Gains in 2001 related to the disposition of minor properties in Australia and the United States. In 2000, gains related to the exchange of our 15% interest in oil and gas assets in Ecuador for Occidental's 15% minority interest in our chemicals operations and the disposition of non-core assets in Canada.

LIQUIDITY

CAPITAL STRUCTURE
(Cdn$ millions)                                        2002         2001
-------------------------------------------------------------------------
Bank Debt                                                --          424
Senior Public Debt                                    1,844        1,060
                                                    ---------------------
                                                      1,844        1,484
Less: Working Capital                                    69           24
                                                    ---------------------
Net Debt(1)                                           1,775        1,460
                                                    =====================

Shareholders' Equity(2)                               2,348        1,904
                                                    =====================

Notes:
(1)  Long-term debt less working capital.

(2) Included in shareholders' equity are preferred securities of $724 million (US $476 million). Under US generally accepted accounting principles, these are considered long-term debt.

Our business strategy is focused on value-based growth through full-cycle exploration and development, supplemented by strategic acquisitions when appropriate. We rely on operating cash flow and borrowings under committed credit facilities and public debt, including preferred securities, for our liquidity and capital requirements. We build our opportunity portfolio to provide a balanced mix of short-term, mid and longer-term growth. This enables us to generate ongoing sustainable operating cash flows.

We enhanced our capital structure in 2002:

SHAREHOLDERS' EQUITY                         Continued to strengthen with strong
                                             2002 operating and financial
                                             results.

US $500 MILLION OF 7.875% DEBT               Issued in March 2002 and maturing
                                             in 30 years. Proceeds used to repay
                                             existing bank debt and fund a
                                             portion of our capital investment
                                             program.

COMMITTED BANK FACILITIES                    All undrawn at year-end and
OF $1,576 MILLION                            available until 2007.

$500 MILLION CANADIAN SHELF PROSPECTUS       Available until May 2003.

US $500 MILLION US SHELF PROSPECTUS          Available until May 2004.

FAVOURABLE DEBT MATURITIES                   Over the next five years, $355
                                             million matures in 2004, $108
                                             million in 2006 and $150 million in
                                             2007.

INCREASED TERM TO MATURITY                   Increased the average term to
                                             maturity of our debt to 18 years,
                                             an increase of 8 years from the end
                                             of 2001.

$724 MILLION OF PREFERRED SECURITIES         Provide fixed-rate financing for
                                             another 45 years but can be
                                             redeemed at par commencing in
                                             October 2003 ($393 million) and
                                             February 2004 ($331 million). The
                                             Preferred Securities are
                                             subordinated to Senior Debt and
                                             interest payments may be deferred
                                             for up to five years. Interest and
                                             principal can be settled with
                                             common shares.


The change in net debt in 2002 and 2001 resulted from:

(Cdn$ millions)                                                2002      2001
------------------------------------------------------------------------------
Capital Expenditures                                          1,625     1,404
Cash Flow from Operations                                    (1,383)   (1,423)
Dividends on Preferred Securities and Common Shares             109       107
Foreign Exchange                                                  -        57
Proceeds on Disposition of Assets                               (49)       (5)
Other                                                            13       (24)
                                                            ------------------
Increase in Net Debt                                            315       116
                                                            ==================

2002 - $315 MILLION INCREASE IN NET DEBT

o Capital expenditures and dividend payments exceeded cash flow from operations.


2001 - $116 MILLION INCREASE IN NET DEBT

o Capital expenditures and dividend payments exceeded cash flow from operations.

o The decline in the Canadian dollar relative to the US dollar also increased net debt.

In 2002, we had working capital of $69 million compared to $24 million in 2001. Our large natural gas storage position at year end caused the increase. The value of this natural gas position has been fixed through financial derivatives. At December 31, 2002, we sold $178 million of accounts receivable proceeds (2001
- $100 million) to minimize our total cost of financing.

Our future debt levels are primarily dependent on our operating cash flows and our capital investment programs. Currently, we expect our 2003 capital program and dividend requirements to be funded by cash flow from operations. Our 2003 operating cash flows assume WTI is US $23 per barrel and natural gas is US $3.50 per mcf for the remainder of year. For every US $1 change in WTI or every US $0.50 change in natural gas, we expect our cash flow from operations to change by $67 million and $61 million, respectively. In addition, we have $1.6 billion of additional unsecured credit facilities to draw on.

We declared common share dividends of $0.30 per common share in each of the last three years.

LEVERAGE STATISTICS
                                                    2002         2001      2000
-------------------------------------------------------------------------------
Net Debt to Cash Flow(1) (times)                     1.4          1.1       0.9
Interest Coverage(2) (times)                        10.7         13.7      12.9
Fixed Charge Coverage(3) (times)                     7.2          8.4       8.5
                                              ---------------------------------

Notes:
(1) Cash Flow comprises cash flow from operations after dividends on Preferred Securities. Under US regulations, preferred securities are considered long-term debt. Our net debt to cash flow would be 1.9 times (2001 - 1.6; 2000 - 1.4).

(2) Cash flow from operations before interest expense divided by total interest.

(3) Cash flow from operations before interest expense divided by total interest plus dividends on Preferred Securities.

Our net debt is equal to 1.4 times our 2002 cash flow from operations after dividends on preferred securities. This, together with our coverage ratios, provides us with sufficient financial flexibility and liquidity to pursue our business strategy.

CREDIT RATINGS

Currently, our senior debt is rated BBB-mid by Dominion Bond Rating Service, BBB by Standard and Poor's and Baa2 by Moody's Investor Service, Inc. In addition, all rating agencies currently have our rating outlook as stable. Our strong financial results, low historical finding and development costs, ample liquidity and financial flexibility will continue to support our current credit rating.

FINANCIAL ASSURANCE PROVISIONS IN COMMERCIAL CONTRACTS

The commercial agreements our marketing operations enter into often include financial assurance provisions that allow Nexen and our counterparties to effectively manage credit risk. The agreements generally provide for some type of collateral in the event of deterioration in the creditworthiness of the buyer. Credit ratings are frequently used in the agreements to provide an objective measure of creditworthiness, with the agreement typically requiring the posting of collateral (in the form of either cash or a Letter of Credit), if a buyer's credit rating drops below investment grade. Based on contracts in place and commodity prices at December 31, 2002, we would be required to post collateral of $210 million in the event of a downgrade to non-investment grade. This obligation is reflected in our balance sheet. The posting of collateral merely accelerates the payment of such amounts. Our committed undrawn credit facilities of $1.6 billion adequately cover any potential collateral requirements. Just as we may be required to post collateral in the event of a downgrade below investment grade, we have similar provisions in many of our customer contracts that allow us to demand certain customers post collateral with us if they are downgraded to non-investment grade.

OUTLOOK FOR 2003

2003 CAPITAL INVESTMENT PROGRAM

(Cdn$ millions)                            EXPLORATION     DEVELOPMENT        OTHER       TOTAL
------------------------------------------------------------------------------------------------
    Yemen                                           17             234           --        251
    Canada                                          40             328           --        368
    United States                                  136             182           --        318
    Syncrude                                        --             176           --        176
    Australia                                        3               3           --          6
    Other                                           90              43           --        133
                                           -----------------------------------------------------
Total Oil & Gas                                    286             966           --      1,252

    Chemicals                                       --              --           46         46
    Marketing, Corporate and Other                  --              --           34         34
                                           -----------------------------------------------------
Total                                              286             966           80      1,332
                                           =====================================================

Our 2003 capital program of $1.3 billion, our third largest ever, will build on the success of last year. Our solid capital structure and surplus liquidity will support this program. The following items show the expected distribution of our 2003 capital investment program:

o    40% to sustain and grow production and cash flow from our core assets;

o 30% to continue progress on our major development projects for near to mid-term growth; and

o 20% on exploration to test almost 900 million barrels of unrisked resource potential for long-term growth.

This program is consistent with our strategy to grow reserves and production primarily through the drill bit.

CORE ASSET MAXIMIZATION

Our focus is to maintain production from our core assets to extract their maximum value without overcapitalizing.

YEMEN

o We will continue exploring deeper carbonate sections, further develop the main Qishn horizons and continue waterflood projects on the secondary horizons to maintain production at 226,900 barrels per day.

GULF OF MEXICO

o We expect production growth from continued exploitation of our Vermilion 76, Eugene Island 257/258, Eugene Island 295 and Eugene Island 18 properties and a full year of operations from deep-water Aspen.

CANADA

o About 14% of our total 2003 investment program will be invested in Canadian conventional exploration and production.

o We will focus on projects that provide the highest returns on invested capital, while we transition to new sources of production growth such as synthetic crude oil, coal bed methane and high-impact gas exploration.

DAILY PRODUCTION

We expect our core assets to generate daily production before royalties of between 270,000 and 280,000 equivalent barrels in 2003. While production before royalties will increase modestly, production after royalties is estimated to grow 6% to 10%, to between 190,000 and 196,000 equivalent barrels per day, with significant new royalty-free production from Aspen. Actual production rates will depend upon numerous factors including commodity prices, the level of capital expenditures, drilling success and well performance.


(mboe/d)                                             2003 ESTIMATE
-------------------------------------------------------------------------------
                                       BEFORE ROYALTIES        AFTER ROYALTIES
                                     ------------------- ----------------------
Canada                                        77  -  82               61 -  64
Yemen                                        118  - 119               60 -  61
United States                                 46  -  52               39 -  45
Syncrude                                      17  -  18               17 -  18
Other International                           12  -  16               11 -  14
                                     ------------------- ----------------------
                                             270  - 280              190 - 196
                                     =================== ======================

Over the next five years, production after royalties is expected to grow as our production grows in the deep-water Gulf of Mexico and synthetic crude oil. Since these projects have low or no royalties, lower costs and ultimately higher returns than our current producing assets, this changing production mix will improve profitability, despite lower anticipated oil prices. Using the mid-point of our production range and assuming WTI averages US $23 per barrel and gas prices average US $3.50 per thousand cubic feet in 2003, we expect cash flow from operating activities of approximately $1.3 billion. For every dollar change in WTI in 2003, our cash flow will change by $67 million. For every $0.50 change in our North American natural gas price in 2003, our cash flow will change by $61 million.

CHEMICALS AND MARKETING

We expect continuing strong performance from our chemicals and marketing businesses in 2003. In our chemicals operation, increased demand for sodium chlorate, higher margins for chlor-alkali, and operational efficiencies resulting from our Brandon and Brazil expansions should improve cash flow. Our oil and gas marketing business is growing in the fee for service segment and we expect attractive margins, as many competitors have exited the sector.

MAJOR DEVELOPMENT PROJECTS

Details of the investment activities for each project are included in the 2002 Capital Investment section in this MD&A. Together these projects are expected to add 55,000 to 65,000 equivalent barrels of daily production by 2007 as they become core assets.

STRONG GRASS ROOTS EXPLORATION

Our 2003 exploration program is our highest quality ever as we plan to drill prospects offsetting existing discoveries and extensions of play types we know well. We expect to drill up to 18 high-impact wells. Our plans include:

GULF OF MEXICO

o    We will invest approximately one-half of our exploration capital here.

o We plan to drill at least five high-impact exploration wells, including the deep-water Gotcha prospect in the Alaminos Canyon area. This prospect directly offsets the recently discovered Great White discovery. We will also drill prospects in the Green Canyon and Garden Banks areas, and a Deep Miocene gas prospect on the shelf.

o We plan to drill additional wells depending upon success and partner priorities.

OTHER EXPLORATION

o In Yemen, we will continue interpreting seismic data on our exploration blocks and drill at least one exploration well.

o Offshore Brazil, we plan to drill an exploration well on Block BC-20 in the Campos Basin.

o In Canada, we will focus exploration on gas prospects in the foothills of northwestern Alberta and in northeastern British Columbia.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We have assumed various contractual obligations and commercial commitments in the normal course of our operations and financing activities. Contractual obligations include both financial and non-financial obligations. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease arrangements. Non-financial obligations represent contractual obligations to perform specified activities, such as work commitments. Commercial commitments represent contingent obligations that become payable only if certain pre-defined events occur.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

(Cdn$ millions)                                                      Payments(1)
--------------------------------------------------------------------------------------------------------------------

                                          Total   Less than 1 year       1-3 years      4-5 years  More Than 5 years
                                  ----------------------------------------------------------------------------------

Long-Term Debt (1)                       1,844                   --            355            258             1,231
Operating Leases                           257                   50             73             34               100
Transportation Commitments                 428                  180             72             63               113
Work Commitments                           166                  155             11             --                --
Other                                        9                    7              2             --                --
                                  ----------------------------------------------------------------------------------
Total                                    2,704                  392            513            355             1,444
                                  ==================================================================================


Notes:
(1) Payment obligations are not discounted and do not include related interest, accretion or dividends.

o Long-term debt amounts are included in our December 31, 2002 Consolidated Balance Sheet. Under US GAAP, $751 million of Preferred Securities due in 2047 and 2048 would be included in long-term debt. The fair value of these securities is $756 million at December 31, 2002.

o Operating leases include leases for office space, rail cars, vehicles and the lease of the FPSO in Australia.

o Our marketing operation manages various natural gas transportation commitments on behalf of our Canadian oil and gas business and a number of third-party customers. These activities help to optimize our trading operations.

o Work commitments include non-discretionary capital spending related to drilling and seismic commitments in our international operations and development commitments at Gunnison and Syncrude. The remainder of our capital spending in 2003, as discussed in the 2003 Outlook section in this MD&A, is discretionary.

CONTINGENCIES

See note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference for a discussion of our contingencies.

BUSINESS RISK MANAGEMENT

The oil and gas industry is highly competitive, particularly in the following areas:

o searching for and developing new sources of crude oil and natural gas reserves;

o constructing and operating crude oil and natural gas pipelines and facilities; and

o transporting and marketing crude oil, natural gas and other petroleum products.

Our competitors include major integrated oil and gas companies and numerous other independent oil and gas companies.

The pulp and paper chemicals market is also highly competitive. Key success factors are:

o        price and product quality;

o        logistics and reliability of supply; and

o        technical service.

We are one of the largest producers of sodium chlorate in North America and have continent-wide supply capability.

OPERATIONAL RISK

Acquiring, developing and exploring for oil and natural gas involves many risks. These include:

o    encountering unexpected formations or pressures;

o    premature declines of reservoirs;

o    blow-outs, equipment failures and other accidents;

o    craterings and sour gas releases;

o    uncontrollable flows of oil, natural gas or well fluids;

o    adverse weather conditions; and

o    environmental risks.

Although we maintain insurance according to customary industry practice, we cannot fully insure against all of these risks. Losses resulting from the occurrence of these risks could have a material adverse impact.

Our future crude oil and natural gas reserves and production, and therefore our operating cash flows and results of operations, are highly dependent upon our success in exploiting our current reserve base and acquiring or discovering additional reserves. Without reserve additions, our existing reserves and production will decline over time as reserves are produced. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flows from operations are insufficient and external sources of capital become limited or unavailable, our ability to make the necessary capital investments to maintain and expand our oil and natural gas reserves will be impaired.

UNCERTAINTY OF RESERVE ESTIMATES

Oil and gas reserve estimates are integral to making investment decisions regarding oil and gas properties, such as whether development should proceed or enhanced recovery methods should be undertaken. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves, including many factors beyond our control. The reserve data included in the Supplementary Financial Information in the Form 10-K represents estimates only.

In general, estimates of economically recoverable oil and natural gas reserves and future net cash flows are based on a number of variable factors and assumptions, such as:

o expected reservoir characteristics based on geological, geophysical and engineering assessments;

o future production rates based on historical performance and expected future operating and investment activities;

o    future oil and gas prices and quality differentials;

o    assumed effects of regulation by governmental agencies; and

o    future development and operating costs.

We believe that the factors and assumptions used in estimating reserves are reasonable based on the information available to us at the time the estimates were prepared. Actual results could vary considerably, which could cause material variances in the following:

o estimated quantities of proved oil and natural gas reserves in aggregate and for any particular group of properties;

o    reserve classification based on risk of recovery;

o future net revenues, including production, revenues, taxes, and development and operating expenditures; and

o financial results including the annual rate of depletion and recognition of property impairments.

Management is responsible for estimating the quantities of proved oil and natural gas reserves. Estimates are prepared annually for each property by the reservoir engineer associated with the property. Senior management, including the Chief Executive Officer and Chief Financial Officer, meet with the reserves managers for each division to review the estimates and changes therein.

We assess 100% of our reserve estimates internally each year. In addition, our reserve estimates are assessed annually by independent qualified consultants. Generally, the consultants assess at least 80% of our reserves. Given that the reserves are estimates based on numerous assumptions and interpretations, differences within 10% are considered to be immaterial. Differences greater than 10% are resolved.

The Board of Directors has established a Reserves Review Committee (Reserves Committee) to assist the Board and the Audit and Conduct Review Committee of the Board in fulfilling their oversight responsibilities with respect to the annual review of our oil and gas reserves. The Reserves Committee is comprised of three or more directors, the majority of whom must be independent, and each must have a working familiarity with estimating oil and gas reserves. The Reserves Committee meets with management periodically to review the reserves process, results and related disclosures. The Reserves Committee also meets with the consultants independent of management to review such things as the scope of their work, their access to sufficient information, the nature and satisfactory resolution of any differences of opinion, and their independence.

The estimated discounted future net cash flows from estimated proved reserves included in the Supplementary Financial Information in the Form 10-K are based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower. Actual future net cash flows will also be affected by factors such as actual production levels and timing, and changes in governmental regulation or taxation and may differ materially from such estimates. See the Critical Accounting Policies section of this MD&A for a complete discussion of the impact of changes in our reserve estimates.

POLITICAL RISK

We operate in numerous countries, some of which may be considered politically and economically unstable. Our operations and related assets are subject to the risks of actions by governmental authorities, insurgent groups or terrorists. We conduct our business and financial affairs to protect against political, legal, regulatory and economic risks applicable to operations in the various countries where we operate. However, there can be no assurance that we will be successful in protecting ourselves from the impact of these risks.

In October 2002, there was an explosion and fire aboard the supertanker Limburg, which was inbound for our Ash Shihr export terminal in Yemen. Our Masila block operations were largely unaffected by this. Tanker loadings were delayed while our tugboat secured the Limburg to prevent it from running aground. Loading then resumed and oil exports continued as scheduled. This had no impact on our production or cash flows.

Our Masila operations are important to Yemen, providing 50% of the country's oil production. We are a responsible member of the Yemeni community; we build relationships with its members and involve them in key decisions that impact their lives. We also ensure that they benefit from our presence in their country. Our strong relationship with the people and Government of Yemen has allowed us to operate there without interruptions for almost 13 years and we anticipate this continuing.

Our practices have enabled us to operate successfully, not only in Yemen, but also other parts of the world. We have developed excellent practices to manage the risks successfully.

ENVIRONMENTAL RISK

Environmental risks inherent in the oil and gas and chemicals industries are becoming increasingly sensitive as related laws and regulations become more stringent worldwide. Many of these laws and regulations require us to remove or remedy the effect of our activities on the environment at present and former operating sites, including dismantling production facilities and remediating damage caused by the disposal or release of specified substances.


We manage our environmental risks through a comprehensive and sophisticated Safety, Environmental and Social Responsibility (SESR) Management System that meets or exceeds ISO14001 criteria and those of similar management systems. Overall guidance and direction is provided by the SESR Committee of the Board of Directors. In addition, senior management, including the CEO and CFO, regularly meets with SESR management to review and approve SESR policies and procedures, provide strategic direction, review performance and ensure that corrective action is taken when necessary. We develop and implement proactive and preventative measures designed to reduce or eliminate future environmental liabilities, we are prudent and responsible in our management of existing environmental liabilities, and we continuously seek opportunities for performance improvement. In addition, we maintain an ongoing awareness of external trends and emerging issues. These actions provide assurance that we meet or exceed appropriate environmental standards worldwide.

o At December 31, 2002, $205 million has been provided in the Consolidated Financial Statements for future dismantlement and site restoration costs, which are currently estimated to be approximately $544 million for all of our oil and gas and chemicals facilities.

o During 2002, we recorded a provision for future dismantlement and site restoration costs of $43 million (2001 - $45 million; 2000 - $37 million).

o Actual site remediation expenditures for the year were $20 million (2001 & 2000 - $24 million). We anticipate actual site remediation expenditures in 2003 to approximate 2002 levels.

o We perform periodic internal and external assessments of our operations and adjust our estimates and annual provision accordingly.

o During 2002, we conducted an external audit of our management system for safety, environment and social responsibility issues. In general, the review was very positive and the few minor recommendations for improvement are being implemented.

KYOTO PROTOCOL

Canada was one of 160 countries that adopted the Kyoto Protocol in December 1997. This international treaty establishes commitments to reduce emissions of greenhouse gases (GHG) that are believed to be responsible for increasing the surface temperatures of the Earth and affecting the global climate. The Protocol obliges approximately 38 countries (the Annex 1 countries) to meet national targets that range from an increase of 10% to a reduction of 8% over a 1990 base. The overall reduction averages 5%, and these commitments are to be met during the "first commitment period" of 2008 to 2012. Canada committed to a 6% reduction over the 1990 base when it signed the Kyoto Protocol in April 1998. Economic modelling studies have shown that if emission reductions are met through domestic action in Annex 1 countries alone, there will be severe negative impacts to these countries' economies, and in particular those such as Canada whose economies are resource and energy intensive. The US Government's decision to withdraw from the Kyoto Protocol has serious implications for Canada in the context of a continental or hemispheric energy market, but we expect that the US will develop a response to GHG strategies perhaps using the NAFTA model.

Nexen has been continually assessing, for over 8 years, the impact of climate change developments on our various business interests. We have created a senior management committee (The Climate Change Steering Group) to consider national and international developments; hear from leading experts with respect to science, business and risk issues; and consider investment opportunities. As more details of Canada's domestic program have become available we have undertaken cost analyses based on several carbon price and policy scenarios. While the government has made concessions respecting price (a cap of $15 per tonne) and volumes (a cap of 55 megatonnes for large industrial emitters), much uncertainty remains for those investing in large, capital-intensive projects. We have recreated a 1990 baseline and track and report our direct and indirect emissions and GHG abatement/management activities via the Voluntary Challenge and Registry (VCR). Our 2001 progress report is now posted on the VCR website and the report shows further progress has been made toward reduction of our CO2 emissions and energy inputs per unit of production.

Nexen has looked to GHG emission reduction and to offset investments. In 1995, we started capturing, compressing and selling methane gas from our Canadian heavy oil operation instead of venting it to the atmosphere. Last year, we captured about 950,000 tons of carbon dioxide equivalent (1,900,000 tons in total since 1995); as a result, emissions in 2001 from our Canadian operations were essentially the same as they were in 1990, despite growing production volumes.

As a Canadian-based international oil and gas exploration and production company, we have worked closely with the Canadian Clean Development Mechanism/Joint Implementation Office of the Department of Foreign Affairs and International Trade to ensure that Canadian companies get access to low cost/high quality carbon offset investments. We continue to investigate carbon-offset opportunities in each of our core countries in the belief that there may be synergies between our oil and gas activities and carbon investments. Investment opportunities considered to date have included biological sequestration, renewable energy, process efficiency, flare and fugitive emission reduction projects and fuel switching. We have invested in a carbon sequestration project in Belize and a gasified power co-generation facility at our Balzac gas plant. Both investments were expected to deliver significant offsets, but may not provide the anticipated results due to evolving domestic and international policies. We are also an investor in several research and development projects investigating the technical and economic issues associated with geological storage of CO2, including the use of CO2 for enhanced coal bed methane recovery.

We continue to evaluate emission reduction and CO2 offset investment opportunities. However, to date we have received no assurances from the federal or provincial governments that credit will be given for actions already taken to reduce direct emissions (i.e. methane previously vented from casing and tankage) and indirect emissions (i.e. electricity from utilities). Further investment opportunities will be considered against the risk of this evolving policy framework and credit for early action. We continuously review the feasibility of new and ongoing projects with respect to current social, political and economic factors and will continue to take policy and requirements with respect to GHG emissions into account when conducting these feasibility reviews.

We are committed to the principles of full disclosure and will continue to keep our stakeholders apprised of how these issues affect us, when reasonably determinable.

MARKET RISK MANAGEMENT

We are exposed to all of the normal market risks inherent within the oil and gas and chemicals business, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We manage our operations in a manner intended to minimize our exposure, as described in note 6 to the Consolidated Financial Statements, which is incorporated by reference here.

SENSITIVITIES

(Cdn$ millions)                                                  Cash Flow    Net Income
-----------------------------------------------------------------------------------------
Estimated 2003 impact:
    Crude Oil - US $1.00/bbl change in WTI                              67           49
    Natural Gas - US $0.50/mcf change                                   61           38
    Foreign Exchange - $0.01 change in US to Cdn Dollar                 23           11
    Interest Rates - 1% change                                           3            2
                                                                -------------------------

COMMODITY PRICE RISK

Commodity price risk related to conventional and synthetic crude oil prices is our most significant market risk exposure. Crude oil prices and quality differentials are influenced by worldwide factors such as OPEC actions, political events and supply and demand fundamentals.

To a lesser extent we are also exposed to natural gas price movements. Natural gas prices are generally influenced by North American supply and demand, and to a lesser extent local market conditions.

NON-TRADING ACTIVITIES

The majority of our production is sold under short-term contracts, exposing us to short-term price movements. The other energy contracts, we enter into also expose us to commodity price risk between the time we purchase and sell contracted volumes. At times, we actively manage these risks by using commodity futures, forwards, swaps and options.

During 2002 and 2001, we purchased fixed-to-floating swaps to modify the terms of certain fixed-price natural gas contracts as we prefer to receive an index-based price for our natural gas. Under the terms of these contracts, we must deliver four million cubic feet per day of natural gas to counterparties at prices ranging from $3.06 to $6.08 per thousand cubic feet. On settlement, we will receive or pay cash for the difference between the contract and floating rates on the affected volumes. These swaps expire in 2003.

During 2001 and 2000, we purchased put options to establish a floor for the price of crude oil, in order to mitigate the impact of potential crude oil price declines. The put options effectively provided a minimum price per barrel equal to the contract strike price for all hedged volumes if WTI crude oil price averaged less than the strike price for the contract period. The contracts expired unexercised, as WTI did not average less than the strike price during the contract period.

TRADING ACTIVITIES

Our marketing operation is involved in the marketing and trading of crude oil and natural gas, through the use of both physical and financial contracts (energy trading activities). These activities expose us to commodity price risk. Open positions exist where not all contracted purchases and sales have been matched, in order to take advantage of market movements. These net open positions allow us to generate income, but also expose us to risk of loss due to fluctuating market prices (market risk) and credit exposure. We control the level of market risk through daily monitoring of our energy-trading portfolio relative to:

o        prescribed limits for Value-at-Risk (VaR);

o        nominal size of commodity positions;

o        periodic loss; and

o        stress testing.

VaR is a statistical estimate that is reliable when normal market conditions prevail. Our VaR calculation estimates the maximum probable loss given a 95% confidence level that we would incur if we were to unwind our outstanding positions over a two-day period. We estimate VaR using the Variance-Covariance method based on historical commodity price volatility and correlation inputs. Our estimate is based upon the following key assumptions:

o        changes in commodity prices are normally distributed;

o        price volatility remains stable; and

o        price correlation relationships remain stable.

If a severe market shock was to occur, the key assumptions underlying our VaR estimate could be violated and the potential loss could be greater than our VaR estimate. There were no changes in the methodology we used to estimate VaR in 2002.

Stress testing complements our VaR estimate and measures the potential impact of low probability extreme market shocks on the value of our energy-trading portfolio. Stress test results are used to ensure that we are not exposed to large losses that might result from infrequent but extreme market conditions that are not captured by VaR.

We also have formal risk management policies relating to our energy trading activities that have been approved by our Board of Directors. Market and credit risks are monitored daily by a risk group that operates independently and ensures compliance with our risk management policies. The Finance Committee of the Board of Directors and our Risk Management Committee monitor our exposure to the above risks and review the results of energy trading activities on a regular basis.

FOREIGN-CURRENCY RATE RISK

A substantial portion of our operations are denominated in or referenced to US dollars. These activities include:

o prices received for sales of crude oil, natural gas and certain chemicals products;

o capital spending and expenses related to our oil and gas and chemicals operations outside Canada; and

o    short-term and long-term borrowings.

We manage our exposure to fluctuations between the US and Canadian dollar by matching our expected net cash flows and borrowings in the same currency. Net revenue from our foreign operations and our US-dollar borrowings are generally used to fund US-dollar capital expenditures and debt repayments. Since the timing of cash inflows and outflows is not necessarily interrelated, particularly for capital expenditures, we maintain revolving US-dollar borrowing facilities that can be used or repaid depending on expected net cash flows. We have designated our long-term US-dollar borrowings as a hedge against our US-dollar net investment in foreign operations.

We do not have any material exposure to highly inflationary foreign currencies.

We occasionally use derivative instruments to effectively convert cash flows from Canadian to US dollars and vice versa. Information regarding our foreign currency net investments, borrowings and related derivative instruments is provided in note 6 to the Consolidated Financial Statements.

INTEREST RATE RISK

We are exposed to fluctuations in short-term interest rates as a result of the use of floating-rate debt and, to a lesser extent, the use of derivative instruments, as their market value is sensitive to interest rate fluctuations. We maintain a portion of our debt capacity in revolving, floating rate bank facilities with the remainder issued in fixed-rate borrowings. To minimize our exposure to interest rate fluctuations, we occasionally use derivative instruments as described in note 6 to the Consolidated Financial Statements.

At December 31, 2002, we had no floating-rate debt outstanding (2001 - $424 million, 2000 - $430 million).

CREDIT RISK

Credit risk is the risk of loss resulting from non-performance of contractual obligations by a customer or counterparty. A substantial portion of our accounts receivable are with customers in the energy industry and are subject to normal industry credit risk. This concentration of risk within the energy industry is mitigated through our broad domestic and international customer base. We are also exposed to possible non-performance by derivative instrument counterparties. We take the following measures to reduce this risk:

o we assess the financial strength of our customer and counterparty base through a rigorous credit process;

o we limit the total exposure extended to individual counterparties, and may require collateral from some counterparties;

o credit risk exposures, including concentrations of credit, are monitored routinely and reported to our Risk Management Committee and the Finance Committee of the Board;

o we set credit limits based on counterparty credit ratings and internal models, which are based primarily on company and industry analysis;

o    we review counterparty credit limits regularly; and

o we use standard agreements that allow for netting of positive and negative exposures associated with a single counterparty.

We believe these measures minimize our overall credit risk. However, there can be no assurance that these processes will protect us against all losses from non-performance. At December 31, 2002:

o    90% of our counterparty exposures are investment grade; and

o only 4 customers individually made up greater than 5% of our exposure from energy trading activities. All are investment grade.

CRITICAL ACCOUNTING POLICIES

As an oil and gas producer, there are a number of critical estimates underlying the accounting policies applied in the preparation of our Consolidated Financial Statements. These critical estimates are discussed below.

OIL AND GAS ACCOUNTING - RESERVES DETERMINATION

We follow the successful efforts method of accounting for our oil and gas activities, as described in note 1 to our Consolidated Financial Statements. Successful efforts accounting depends on the estimated reserves we believe are recoverable from our oil and gas assets. The process of estimating reserves is complex. It requires significant judgements and decisions based on available geological, geophysical, engineering and economic data. These estimates may change substantially as additional data from ongoing development and production activities becomes available, and as economic conditions impacting oil and gas prices and cost change. Our reserve estimates are based on current production forecasts, prices and economic conditions. See Business Risk Management for a complete discussion of our reserve estimation process.

Reserve estimates are critical to many of our accounting estimates, including:

o Determining whether or not an exploratory well has found economically producible reserves. If successful, we capitalize the costs of the well, and if not, we expense the costs immediately. In 2002, $189 million of our total $259 million spent on exploration drilling was expensed in the year. If none of our drilling had been successful, our net income would have decreased by $46 million after tax.

o Calculating our unit-of-production depletion and asset retirement obligation rates. Both proved and proved developed reserve(1) estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense and our provision for dismantlement and site restoration. Proved reserves are used where a property is acquired

---------------
(1) "Proved" oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and natural gas liquids that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions. Reserves are considered "proved" if they can be produced economically, as demonstrated by either actual production or conclusive formation tests. "Proved developed" oil and gas reserves are expected to be recovered through existing wells with existing equipment and operating methods.

     and proved developed reserves are used where a property is drilled and developed. In 2002, oil and gas depletion and oil and gas dismantlement and site restoration costs of $604 million and $43 million, respectively, were recorded in depletion, depreciation and amortization expense. If our reserve estimates changed by 10%, our depletion, depreciation and amortization expense would have changed by approximately $45 million, after tax, assuming no other changes to our reserve profile.

o Assessing, when necessary, our oil and gas assets for impairment. Estimated future undiscounted cash flows are determined using proved reserves. The critical estimates used to assess impairment, including the impact of changes in reserve estimates, are discussed below.

As circumstances change and additional data becomes available, our reserve estimates also change, possibly materially impacting net income. Estimates made by our engineers are reviewed and revised, either upward or downward, as warranted by the new information. Revisions are often required due to changes in well performance, prices, economic conditions and governmental restrictions.


Although we make every reasonable effort to ensure that our reserve estimates are accurate, the subjective decisions, new geological or production information and changing environment may impact these estimates. Revisions to our reserve estimates can arise from changes in year end oil and gas prices, and reservoir performance. Such revisions can be either positive or negative. During the past three years, revisions have been less than 10% of our total reserves and have been largely related to price changes. Reserves information is shown in the Supplementary Financial Information set out in Item 8 of this 10-K.

It would take a very significant decrease in our proved reserves to limit our ability to borrow money under our term credit facilities, as previously described in Liquidity.


OIL AND GAS ACCOUNTING - IMPAIRMENT

We evaluate our oil and gas properties for impairment if an adverse event or change occurs. Among other things, this might include falling oil and gas prices, a significant revision to our reserve estimates, or significant or adverse political changes. If one of these occurs, we estimate undiscounted future cash flows for affected properties to determine if they are impaired. If the undiscounted future cash flows for a property are less than the carrying amount of that property, we calculate its fair value using a discounted cash flow approach. The property is then written down to its fair value. Our cash flow estimates require assumptions about two primary elements - future prices and reserves.

Our estimates of future prices require significant judgements about highly uncertain future events. Historically, oil and gas prices have exhibited significant volatility - over the last five years, prices for WTI and NYMEX gas have ranged from US $10.35/bbl to US $37.80/bbl and US $1.61/mmbtu to US $10.10/mmbtu, respectively. Our forecasts for oil and gas revenues are based on a US $23 per barrel WTI and a US $3.50 per mcf gas price. These prices are derived from a consensus of future price forecasts amongst industry analysts. Our estimates of future cash flows generally assume our long-term price forecast and current operating costs per barrel plus an inflation factor. Given the significant assumptions required and the strong possibility that actual conditions will differ, we consider the assessment of impairment to be a critical accounting estimate. A change in this estimate would impact all except our chemicals business.

We review all of our oil and gas properties for indications of impairment. Based on this review, we have tested certain oil and gas properties for impairment over the last two years. In each year, we determined that the sum of the expected future cash flows, undiscounted, was greater than the carrying amount of the properties. As a result, no impairment charges were recognized in net income.

If we decreased our US $23 per barrel long-term forecast for WTI crude oil prices by US $1.00-1.50/bbl at December 31, 2002, our initial assessment of impairment indicators would not change. Furthermore, current crude oil prices would have to fall over US $10 per barrel before our assessment would change. Although oil and gas prices fluctuate a great deal in the short-term, they are typically stable over a longer-time horizon. This mitigates the potential for impairment.

It is difficult to determine and assess the impact of a decrease in our proved reserves on our impairment tests. The relationship between the reserve estimate and the estimated undiscounted cash flows, and the nature of the property-by-property impairment test, is complex. As a result, we are unable to provide a reasonable sensitivity analysis of the impact that a reserve estimate decrease would have on our assessment of impairment. We do, however, have confidence in our reserve estimates and we do not expect significant downward revisions in the future.

A substantial increase in our estimated impairment provision would lower our net income. We do not expect any significant impairment given that we expense all unsuccessful exploration wells as they are drilled. This leaves us with very little excess carrying value on our balance sheet.

We have discussed the development and selection of the critical accounting estimates described above with the Audit and Conduct Review Committee of our Board of Directors. The above disclosures have also been discussed with this committee.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2001, the Canadian Institute of Chartered Accountants (CICA) issued Accounting Guideline 13, "Hedging Relationships" (AcG-13). AcG-13 establishes certain conditions for when hedge accounting may be applied. The guideline is effective for fiscal years beginning on or after July 1, 2003. Adoption of AcG-13 is not expected to have a material impact on our financial position or results of operations.

In September 2002, the CICA approved Section 3063, "Impairment of Long-Lived Assets" (S.3063). S.3063 establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets, and applies to long-lived assets held for use. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The new
Section is effective for fiscal years beginning on or after April 1, 2003. Adoption of this Section is not expected to have a material impact on our financial position or results of operations.

In December 2002, the CICA approved Section 3110, "Asset Retirement Obligations" (S.3110). S.3110 requires liability recognition for retirement obligations associated with our property, plant and equipment. These obligations are initially measured at fair value, which is the discounted future value of the liability. This fair value is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until we expect to settle the retirement obligation. S.3110 is effective for fiscal years beginning on or after January 1, 2004. The total impact on our financial statements has not yet been determined.

The following standards and revisions issued by the CICA do not impact us:

o Amendments to S.3025 - "Impaired Loans", effective for asset foreclosures on or after May 1, 2003

o Section 3475 - "Disposal of Long-Lived Assets and Discontinued Operations", effective for disposal activities initiated by commitments to plans on or after May 1, 2003.

In June 2001, the US Financial Accounting Standards Board (FASB) issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires liability recognition for retirement obligations associated with our property, plant and equipment. These obligations are initially measured at fair value, which is the discounted future value of the liability. This fair value is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until we expect to settle the retirement obligation. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The impact of adopting this standard is described in note 16(f) to the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions will not have a material impact on our financial position or results of operations. The disclosure requirements are effective for annual or interim periods ending after December 15, 2002.

In January 2003, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 has no material impact on us, as we do not plan to adopt the fair-value method of accounting for stock options at the current time. We have included the required disclosures in note 8 to the Consolidated Financial Statements.

The following standards issued by the FASB do not impact us:

o Statement No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective for financial statements issued on or after May 15, 2002;

o Statement No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002;

o Statement No. 147 - "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" effective for acquisitions on or after October 1, 2002; and

o Interpretation No. 46 - "Consolidation of Variable Interest Entities" effective for financial statements issued after January 31, 2003.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the Business and Marketing Risk Management sections of Item 7 for the required disclosures about Market Risk.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those appearing in Items 1 and 2 - Business and Properties and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as "plan", "expect", "estimate", "budget" or other similar words.

These statements are subject to known and unknown risks and uncertainties and other factors which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. These risks, uncertainties and other factors include:

o    market prices for oil, natural gas and chemicals products;

o    our ability to produce and transport crude oil and natural gas to markets;

o    the results of exploration and development drilling and related activities;

o    foreign-currency exchange rates;

o economic conditions in the countries and regions in which we carry on business;

o governmental actions that increase taxes, change environmental and other laws and regulations;

o    renegotiations of contracts; and

o political uncertainty, including actions by terrorists, insurgent groups or war.

The above items and their possible impact are discussed more fully in the section, titled "Business Risk Management" and "Market Risk Management" in Item 7.

The impact of any one risk, uncertainty or factors on a particular forward-looking statement is not determinable with certainty as these factors are interdependent and management's future course of action depends upon our assessment of all information available at that time. Any statements regarding the following are forward-looking statements:

o    future crude oil, natural gas or chemicals prices;

o    future production levels;

o future cost recovery oil revenues and our share of production from our operations in Yemen;

o future capital expenditures and their allocation to exploration and development activities;

o    future sources of funding for our capital program;

o    future debt levels;

o    future cash flows and their uses;

o    future drilling of new wells;

o    ultimate recoverability of reserves;

o    expected finding and development costs;

o    expected operating costs;

o    future demand for chemicals products;

o future expenditures and future allowances relating to environmental matters; and

o    dates by which certain areas will be developed or will come onstream.

We believe that the forward-looking statements made are reasonable based on information available to us on the date such statements were made. However, no assurance can be given as to future results, levels of activity and achievements. All subsequent forward-looking statements, whether written or oral, attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.


------------
(1) Within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

REPORT OF MANAGEMENT......................................................  49

REPORTS OF INDEPENDENT AUDITORS...........................................  50

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Statement of Income ....................................  52
     Consolidated Balance Sheet ..........................................  53
     Consolidated Statement of Cash Flows ................................  54
     Consolidated Statement of Shareholders' Equity ......................  55
     Notes to Consolidated Financial Statements ..........................  56


SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly Financial Data in Accordance with Canadian and US GAAP.....  80
     Oil and Gas Netbacks.................................................  81
     Oil and Gas Producing Activities ....................................  82

REPORT OF MANAGEMENT

To the Shareholders of Nexen Inc.:



We are responsible for the preparation and integrity of all the information contained in the accompanying consolidated financial statements. Fulfilling this responsibility requires the preparation and presentation of our consolidated financial statements in accordance with generally accepted accounting principles in Canada with a reconciliation to generally accepted accounting principles in the US. We have established disclosure controls and procedures, internal controls and corporate-wide policies to ensure that Nexen's consolidated financial position, results of operations and cash flows are presented fairly.

Our disclosure controls and procedures are designed to ensure timely disclosure and communication of all material information required by regulators. We oversee, with assistance from our Disclosure Review Committee, these controls and procedures and all the required regulatory disclosures.

To gather and control financial data, we have established accounting and reporting systems supported by internal controls and an internal audit program. We believe that the existing internal controls provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the records are reliable for preparing consolidated financial statements and other financial information. Financial information displayed in other sections of this report has been reviewed to ensure consistency with the consolidated financial statements.

To ensure the integrity of our financial statements, we carefully select and train qualified personnel. We also ensure our organizational structure provides appropriate delegation of authority and division of responsibilities. Our policies and procedures are communicated throughout the organization including a written ethics and integrity policy that applies to all employees including the chief executive officer, chief financial officer and chief accounting officer or controller.

Our Board of Directors approves the consolidated financial statements. Their financial statement related responsibilities are fulfilled mainly through the Audit and Conduct Review Committee (the Audit Committee) with assistance from the Reserves Review Committee regarding the annual review of our crude oil and natural gas reserves and from the Finance Committee regarding the assessment and mitigation of risk. The Audit Committee is composed entirely of independent directors, and includes three directors with financial expertise. The Audit Committee meets regularly with management, the internal auditors, and external auditors, to discuss reporting and control issues and ensures each party is properly discharging its responsibilities. The Audit Committee also considers the independence of the external auditors and reviews their fees. The internal and external auditors have access to the Committee without the presence of management.


On June 3, 2002, the Canadian firm of Deloitte & Touche LLP (Deloitte Canada) completed a transaction with the Canadian firm of Arthur Andersen LLP (Andersen Canada) to integrate the partners and staff of Andersen Canada into Deloitte Canada. On July 11, 2002, Deloitte Canada, an independent firm of chartered accountants, was appointed by the Board to audit the consolidated financial statements, and to provide an independent professional opinion thereon.


/s Charles W. Fischer                             /s/ Marvin F. Romanow
-------------------------------                   ------------------------------
Charles W. Fischer                                Marvin F. Romanow
President and Chief Officer                       Executive Vice President,
                                                  and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS



To the Shareholders of Nexen Inc.:



We have audited the consolidated balance sheet of Nexen Inc. as at December 31, 2002 and the consolidated statements of income, cash flows and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Nexen Inc. as at December 31, 2002 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The consolidated financial statements of Nexen Inc. as at December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an opinion without reservation on those consolidated financial statements in their report dated January 23, 2002. As described in Note 1(r), certain amounts in these consolidated financial statements have been reclassified to give effect to a change in generally accepted accounting principles in 2002. We audited the reclassification of amounts described in Note 1(r) that relate to the 2001 and 2000 consolidated financial statements. In our opinion, such reclassification is appropriate and has been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements of Nexen Inc. other than with respect to such reclassification and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.



Calgary, Alberta                                       /s/ Deloitte & Touche LLP
January 23, 2003                                       Chartered Accountants

THIS REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.


REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS



To the Shareholders of Nexen Inc.:



We have audited the consolidated balance sheet of Nexen Inc. as at December 31, 2001 and 2000 and the consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in accordance with generally accepted accounting principles in Canada.



Calgary, Alberta                                        /s/ Arthur Andersen LLP
January 23, 2002                                        Chartered Accountants

NEXEN INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2002
Cdn$ millions

                                                                     2002       2001       2000
-------------------------------------------------------------------------------------------------
REVENUES
    Net Sales                                                       2,606      2,593      2,705
    Marketing and Other (Notes 1(r) and 12)                           504        475        220
    Gain (Loss) on Disposition of Assets                               (8)         5         42
                                                                  -------------------------------
                                                                    3,102      3,073      2,967
                                                                  -------------------------------
EXPENSES
    Operating                                                         782        781        687
    Transportation and Other (Note 1(r))                              469        400        182
    General and Administrative                                        152        136        117
    Depreciation, Depletion and Amortization                          720        625        667
    Exploration                                                       189        265        173
    Interest (Note 7)                                                 109        112        132
                                                                  -------------------------------
                                                                    2,421      2,319      1,958
                                                                  -------------------------------
INCOME BEFORE INCOME TAXES                                            681        754      1,009
                                                                  -------------------------------
PROVISION FOR INCOME TAXES (Note 13)
    Current                                                           223        216        242
    Future                                                              6         88        165
                                                                  -------------------------------
                                                                      229        304        407
                                                                  -------------------------------
NET INCOME                                                            452        450        602

DIVIDENDS ON PREFERRED SECURITIES, NET OF INCOME TAXES (Note 8)        43         39         37
                                                                  -------------------------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                        409        411        565
                                                                  ===============================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 9)                                                   3.34       3.40       4.52
                                                                  ===============================
    Diluted (Note 9)                                                 3.30       3.36       4.46
                                                                  ===============================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002 AND 2001
Cdn$ millions

                                                                2002      2001
-------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                             59        61
      Accounts Receivable (Note 3)                               988       609
      Inventories and Supplies (Note 4)                          256       189
      Other                                                       26        20
                                                             ------------------
          Total Current Assets                                 1,329       879

    PROPERTY, PLANT AND EQUIPMENT (Note 5)                     4,863     4,170
    GOODWILL (Note 1)                                             36        36
    FUTURE INCOME TAX ASSETS (Note 13)                           263       212
    DEFERRED CHARGES AND OTHER ASSETS                             69        28
                                                             ------------------

                                                               6,560     5,325
                                                             ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 7)                              18        51
      Accounts Payable and Accrued Liabilities                 1,194       773
      Accrued Interest Payable                                    39        22
      Dividends Payable                                            9         9
                                                             ------------------
          Total Current Liabilities                            1,260       855
                                                             ------------------

    LONG-TERM DEBT (Note 7)                                    1,844     1,484
    FUTURE INCOME TAX LIABILITIES (Note 13)                      873       869
    DISMANTLEMENT AND SITE RESTORATION                           191       182
    OTHER DEFERRED CREDITS AND LIABILITIES                        44        31
    SHAREHOLDERS' EQUITY (Note 8)
      Preferred Securities                                       724       724
      Common Shares, no par value
        Authorized: Unlimited
        Outstanding:       2002 - 122,965,830 shares
                           2001 - 121,202,444 shares             440       389
      Retained Earnings                                        1,069       697
      Cumulative Foreign Currency Translation Adjustment         115        94
                                                             ------------------
          Total Shareholders' Equity                           2,348     1,904
                                                             ------------------

    COMMITMENTS AND CONTINGENCIES (Note 10)
                                                               6,560     5,325
                                                             ==================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Approved on behalf of the Board:

/s/ Charles W. Fischer                             /s/ David A. Hentschel
-----------------------------                      -----------------------------
Charles W. Fischer                                 David A. Hentschel
Director                                           Director

NEXEN INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2002
Cdn$ millions

                                                                          2002        2001      2000
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Income                                                             452        450        602
    Charges and Credits to Income not Involving Cash (Note 14)             742        708        794
    Exploration Expense                                                    189        265        173
    Changes in Non-Cash Working Capital (Note 14)                          (46)       143       (243)
    Other                                                                  (15)        --          3
                                                                      -------------------------------
                                                                         1,322      1,566      1,329
FINANCING ACTIVITIES
    Proceeds from Long-Term Debt                                           882        315      2,467
    Repayment of Long-Term Debt                                           (511)      (400)    (2,284)
    Proceeds from (Repayment of) Short-Term Borrowings, Net                (33)       (17)        59
    Dividends on Preferred Securities                                      (72)       (70)       (68)
    Dividends on Common Shares                                             (37)       (37)       (37)
    Issue of Common Shares                                                  51         39         45
    Repurchase of Common Shares (Note 8)                                    --         --       (605)
    Changes in Non-Cash Working Capital (Note 14)                           --         --         (2)
    Other                                                                  (23)        --         (2)
                                                                      -------------------------------
                                                                           257       (170)      (427)
INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                       (1,477)    (1,162)      (822)
      Chemicals, Corporate and Other                                      (144)      (120)       (58)
      Proved Property Acquisitions                                          (4)      (122)       (35)

    Acquisition (Note 2)                                                     -         --        (39)
    Proceeds on Disposition of Assets                                       49          5         42
    Changes in Non-Cash Working Capital (Note 14)                            7        (18)        42
    Other                                                                   --        (52)       (27)
                                                                      -------------------------------
                                                                        (1,569)    (1,469)      (897)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    SHORT-TERM INVESTMENTS                                                 (12)        24         12
                                                                      -------------------------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                      (2)       (49)        17

CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF YEAR                         61        110         93
                                                                      -------------------------------
CASH AND SHORT-TERM INVESTMENTS - END OF YEAR                               59         61        110
                                                                      ===============================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2002
Cdn$ millions

                                                                                                                      CUMULATIVE
                                                                                                                         FOREIGN
                                                                                                                        CURRENCY
                                                 PREFERRED           COMMON       CONTRIBUTED         RETAINED       TRANSLATION
                                                SECURITIES           SHARES           SURPLUS         EARNINGS        ADJUSTMENT
--------------------------------------------- ------------- ---------------- ----------------- ---------------- -----------------
                                                  (Note 8)         (Note 8)
DECEMBER 31, 1999                                     724               358               14               666               36
  Exercise of Stock Options                            --                25               --                --               --
  Issue of Common Shares                               --                20               --                --               --
  Repurchase of Common Shares (Note 8)                 --               (53)             (14)             (535)              --
  Adoption of Liability Method of
    Accounting for Income Taxes (Note 13)              --                --               --              (336)              --
  Net Income                                           --                --               --               602               --
  Dividends on Preferred Securities,
    Net of Income Taxes                                --                --               --               (37)              --
  Dividends on Common Shares                           --                --               --               (37)              --
  Translation Adjustment,
    Net of Income Taxes                                --                --               --                --               27
                                              ------------- ---------------- ----------------- ---------------- -----------------
DECEMBER 31, 2000                                     724               350               --               323               63
  Exercise of Stock Options                            --                16               --                --               --
  Issue of Common Shares                               --                23               --                --               --
  Net Income                                           --                --               --               450               --
  Dividends on Preferred Securities,
     Net of Income Taxes                               --                --               --               (39)              --
  Dividends on Common Shares                           --                --               --               (37)              --
  Translation Adjustment,
     Net of Income Taxes                               --                --               --                --               31
                                              ------------- ---------------- ----------------- ---------------- -----------------
DECEMBER 31, 2001                                     724               389               --               697               94
  Exercise of Stock Options                            --                27               --                --               --
  Issue of Common Shares                               --                24               --                --               --
  Net Income                                           --                --               --               452               --
  Dividends on Preferred Securities,
     Net of Income Taxes                               --                --               --               (43)              --
  Dividends on Common Shares                           --                --               --               (37)              --
  Translation Adjustment,
     Net of Income Taxes                               --                --               --                --               21
                                              ------------- ---------------- ----------------- ---------------- -----------------

DECEMBER 31, 2002                                     724               440               --             1,069              115
                                              ============= ================ ================= ================ =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted


1.   ACCOUNTING POLICIES

The Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Consolidated Financial Statements is disclosed in Note 16. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the reporting period. Actual results can differ from those estimates.

(A)  PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Nexen Inc. and our subsidiary companies and partnerships in which we have a controlling interest (Nexen, we or our). All subsidiary companies and, effective April 18, 2000 all partnerships, are wholly owned. All material intercompany accounts and transactions have been eliminated. Substantially all exploration, development and production activities related to our oil and gas business and the Syncrude Joint Venture (Syncrude) are conducted jointly with others and our accounts reflect only Nexen's proportionate interest.

(B)  ACCOUNTS RECEIVABLE

Accounts receivable are recorded based on our revenue recognition policy (see
Note 1(i)). Our allowance for doubtful accounts provides for specific doubtful receivables.

(C)  INVENTORIES AND SUPPLIES

Inventories and supplies for our oil and gas and chemicals segments are stated at the lower of cost or market value. Cost is determined on the first-in first-out method or average basis.

After October 25, 2002, inventories held by our marketing operation are accounted for at the lower of cost or market value determined on an average basis. Prior to that these inventories were accounted for on a mark-to-market basis. On October 25, 2002, generally accepted accounting principles followed by energy traders eliminated mark-to-market accounting for inventories (see Note 1(r)).

  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Improvements that increase capacity or extend the useful lives of the related assets are capitalized. Major maintenance or turnaround costs are expensed as incurred.

We follow successful efforts accounting for our oil and gas business. Under this method, we capitalize the costs of resource property acquisitions, exploratory drilling and all development. The cost of exploratory wells that are dry and all other exploration costs, including geological and geophysical costs and annual lease rentals, are charged to earnings.

We periodically evaluate our property, plant and equipment for impairment. If an adverse event or change indicates possible impairment, we estimate the undiscounted future cash flow for the related property. If the total undiscounted future cash flow is less than the carrying amount of the property, we calculate the fair value of the property using a discounted cash flow approach and write down the property to that amount. The cash flow estimates require assumptions about future commodity prices, operating costs and other factors. Actual results can differ from those estimates.

(E)  DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

Under successful efforts accounting, oil and gas costs are depleted using the unit-of-production method. Development costs are depleted over remaining proved developed reserves and acquisition costs over proved reserves. Other plant and equipment costs are depreciated using the straight-line method based on the estimated useful lives of the assets, which range from 3 years to 30 years. Unproved property costs and major projects that are under construction or development are not depreciated, depleted or amortized.

(F)  DISMANTLEMENT AND SITE RESTORATION

We provide for dismantlement and site restoration costs on our resource properties, facilities, production platforms and pipelines and our chemicals facilities. We estimate the total future dismantlement and site restoration costs required to comply with current legislation and industry practices. We then provide for those costs annually based on proved reserves or estimated remaining asset lives. The annual provision is included in depreciation, depletion and amortization. Expenditures are charged against the provision as incurred.

(G)  GOODWILL

On January 1, 2002, we adopted the new recommendations of the Canadian Institute of Chartered Accountants (CICA). Under the new standard, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually based on estimated future cash flows. No goodwill impairment writedowns were required during the year. Our unamortized goodwill at January 1, 2002 was $36 million. The following shows the adjusted net income and earnings per common share had the new standard been applied in 2001 and 2000:

                                                     2002       2001       2000
--------------------------------------------------------------------------------
Net Income Attributable to Common Shareholders
    As Reported                                      409        411        565
      Add: Goodwill Amortization                       -          6          5
                                                 -------------------------------
    Adjusted                                         409        417        570
                                                 ===============================

Earnings Per Common Share ($/share)
    Basic as Reported                               3.34       3.40       4.52
                                                 ===============================
    Adjusted                                        3.34       3.46       4.56
                                                 ===============================

    Diluted as Reported                             3.30       3.36       4.46
                                                 ===============================
    Adjusted                                        3.30       3.42       4.50
                                                 ===============================

(H)  CARRIED INTEREST

According to our Masila Block agreement in Yemen (the Agreement), production generated from the Masila Block (the Project) is shared between the Government of Yemen (the Government), Nexen and the other Project participants. Production is divided into cost recovery oil and profit oil.

Cost recovery oil provides for the recovery of operating, exploration and development costs, based on a formula, and is limited to a maximum of 40% of production during each fiscal year. Nexen and the other participants fund the Government's share of exploration and development costs. Cost recovery oil received by us is recorded as revenue, and includes a carried interest component which allows us to recover the Government's share of exploration and development costs we have incurred. Costs not recovered in the year may be recovered in future years, and are included in property, plant and equipment. Recoveries of capitalized carried costs are shown as depreciation or depletion expense.

Profit oil is the production remaining after deducting cost recovery oil. Profit oil is shared by the Government and the Project participants on a sliding scale based on production rates, and is accounted for using successful efforts accounting. The Government's portion of profit oil includes an amount for Nexen's income taxes payable under the laws of Yemen.

(I)  REVENUE RECOGNITION

CRUDE OIL, NATURAL GAS AND CHEMICALS

Revenue is recognized when title passes to the customer. When we produce or sell crude oil and natural gas above or below our working interest, production overlifts and underlifts occur. Overlifts are recorded as liabilities, and underlifts are recorded as assets. We settle these over time as liftings are equalized, or in cash when production ceases.

MARKETING

Financial and physical commodity contracts (collectively derivative instruments) held by our marketing operation are marked-to-market. Under mark-to-market accounting, these contracts are recorded at fair value at the balance sheet date. We record the net gain or loss on these contracts in marketing and other. Prior to October 25, 2002 non-derivative instruments, including transportation contracts, were also marked-to-market. As of October 25, 2002, costs relating to these instruments are expensed as incurred. These costs are now recorded in transportation and other (see Note 1(r)).

(J)  INCOME TAXES

Effective January 1, 2000, we began following the liability method of accounting for income taxes (see Note 13). This method recognizes income tax assets and liabilities at enacted rates, based on differences between financial statement reporting and tax amounts. The effect of a change in income tax rates on future income tax assets and future income tax liabilities is recognized in income in the period that the change occurs.

We do not provide for foreign withholding taxes on the undistributed earnings of our foreign subsidiaries, since we intend to invest such earnings indefinitely in foreign operations.

(K)  PETROLEUM RESOURCE RENT TAX

Petroleum Resource Rent Tax with respect to our Australian oil and gas operations is accounted for on the liability basis with a future liability or asset recognized on temporary differences at the current enacted rate. Temporary differences mainly relate to depletion, dismantlement and site restoration. We treat the related cost as a royalty and deduct it from sales.

(L)  FOREIGN CURRENCY TRANSLATION

Our foreign operations, which are considered financially and operationally independent, are translated from their functional currency into Canadian dollars as follows:

o    assets and liabilities using exchange rates at the balance sheet dates; and

o    revenues and expenses using the average exchange rates throughout the year.

Gains and losses resulting from this translation are included in the cumulative foreign currency translation adjustment in shareholders' equity.

Monetary balances denominated in a currency other than a functional currency are translated into the functional currency using exchange rates at the balance sheet dates. Gains and losses arising from translation, except on our US-dollar debt, are included in income. We have designated our US-dollar debt as a hedge against our net investment in US-dollar based self-sustaining foreign operations. Gains and losses resulting from the translation of the US-dollar debt, to the extent they do not exceed our investment in foreign operations, are included in the cumulative foreign currency translation adjustment in shareholders' equity.

(M)  CAPITALIZED INTEREST

We capitalize interest on qualifying assets until they are put into service, using the weighted-average interest rate on all our borrowings.

(N)  DERIVATIVE INSTRUMENTS

NON-TRADING ACTIVITIES

We use derivative instruments for non-trading purposes to manage fluctuations in commodity prices, foreign currency exchange rates and interest rates, as described in Note 6. Hedge accounting is used when there is a high degree of correlation between price movements in the derivative instrument and the item designated as being hedged. We recognize gains and losses in the same period as the hedged item. If correlation ceases, hedge accounting is terminated and future changes in the market value of the derivative instruments are recognized as gains or losses in the period of change.

TRADING ACTIVITIES

Our marketing operation uses derivative instruments for marketing and trading crude oil and natural gas. Derivative instruments used include:

o    exchange-traded futures and options;

o    non-exchange traded forwards, swaps and options; and

o    commodity contracts settled with physical delivery.

We account for these instruments using mark-to-market accounting, and record the net gain or loss in marketing and other. The fair value of these instruments is recorded as accounts receivable or payable. They are classified as long term or short term based on their anticipated settlement date.

(O)  EMPLOYEE BENEFITS

The cost of pension benefits earned by employees in our defined benefit pension plans is actuarially determined using the projected-benefit method prorated on service and management's best estimate of the plans' investment performance, salary escalations and retirement ages of employees. To calculate the plans' expected returns, assets are measured at fair value. Past service costs arising from plan amendments, and net actuarial gains and losses which exceed 10% of the greater of the benefit obligation and the fair value of plan assets, are amortized on a straight-line basis over the expected average remaining service life of the employee group.

(P)  STOCK-BASED COMPENSATION

We use the intrinsic value based method of accounting for stock options. Under this method, no compensation expense has been recognized for stock options granted to employees and directors. On January 1, 2002, we adopted the new CICA recommendations. The new standard requires companies that do not recognize the compensation expense determined under the fair-value based method to make pro forma disclosures of net income and earnings per common share as if that method of accounting had been applied (see Note 8).

We provide stock appreciation rights to employees as described in Note 8. Obligations are accrued as compensation expense over the vesting period of the stock appreciation rights.

(Q)  CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments are instruments that mature within three months of their purchase.

(R)  CHANGES IN ACCOUNTING POLICIES - MARKETING ACTIVITIES

MARK-TO-MARKET

On October 25, 2002, regulators changed accounting principles, eliminating mark-to-market accounting for our marketing inventories and our non-derivative energy contracts. Under the new principles:

o    we measure marketing inventories at the lower of cost or market; and

o we record non-derivative energy contracts, including our transportation and storage capacity contracts, at cost as incurred.

We recorded the change to inventory prospectively as the effects on previous periods cannot be determined. Inventories at October 25, 2002 have been attributed a cost based on their market value on that date. Inventories purchased after October 25, 2002 are recorded at cost. We removed the mark-to-market on our transportation contracts from earnings retroactively to the beginning of the year. The impact on previous years is immaterial. Under the previous method, our results would have been:

                                                                        2002
-----------------------------------------------------------------------------
Net Income Attributable to Common Shareholders

    As Reported                                                          409
      Mark-to-Market on inventory and transportation,
      net of income taxes                                                  4

                                                                     --------

    Adjusted                                                             413
                                                                     ========

Earnings per Common Share ($/share)
    Basic as Reported                                                   3.34
                                                                     ========
    Adjusted                                                            3.37
                                                                     ========

    Diluted as Reported                                                 3.30
                                                                     ========
    Adjusted                                                            3.34
                                                                     ========

PRESENTATION OF TRANSPORTATION

During the year, we adopted the new interpretation of the Emerging Issues Committee relating to the presentation of costs for which we are reimbursed. We pay for the transportation of the crude oil, natural gas and chemicals products that we market, and then bill our customers for the transportation. Under the new interpretation, this transportation should be presented as a cost to us. Previously, we netted this cost against our revenue. Effective October 1, 2002, we show these costs as transportation and other on the consolidated statement of income, resulting in the following increases:

                                                      2002       2001     2000
-------------------------------------------------------------------------------

Net Sales                                               35        32        31
Marketing and Other                                    423       342       131

Transportation and Other                               458       374       162

2.   ACQUISITION

Effective July 31, 2000, our marketing business acquired Northridge Energy Marketing Ltd. for cash consideration of $39 million. We used the purchase method to account for the acquisition and included the results in our financial statements from the acquisition date. The purchase consisted of the following:

Current Assets                                             172
Current Liabilities                                       (155)
Goodwill                                                    13
Property, Plant and Equipment                                9
                                                         ------
                                                            39
                                                         ======


3.   ACCOUNTS RECEIVABLE
                                                             2002      2001
-----------------------------------------------------------------------------
Trade
    Oil and Gas
      Marketing                                              574        305
      Other                                                  330        220
    Chemicals and Other                                       59         57
                                                         --------------------
                                                             963        582
 Non-Trade                                                    34         36
                                                         --------------------
                                                             997        618
 Allowance for Doubtful Accounts                              (9)        (9)
                                                         --------------------
                                                             988        609
                                                         ====================


4.       INVENTORIES AND SUPPLIES
                                                            2002       2001
-----------------------------------------------------------------------------
Finished Products
    Oil and Gas
      Marketing                                              130         56
      Other                                                    -         15
    Chemicals and Other                                       13         15
                                                         --------------------
                                                             143         86
Work in Process                                                6          6
Field Supplies                                               107         97
                                                         --------------------
                                                             256        189
                                                         ====================

5.   PROPERTY, PLANT AND EQUIPMENT

                                               2002                                           2001
---------------------------------------------------------------------------------------------------------------
                                        Accumulated    Net Book                     Accumulated       Net Book
                                 Cost          DD&A       Value             Cost           DD&A          Value
                           -------------------------------------      -----------------------------------------
Oil and Gas
    Yemen                       2,054         1,646         408            1,839          1,491            348
    Canada                      3,098         1,137       1,961            2,867            913          1,954
    United States               2,186           959       1,227            1,636            848            788
    Australia                     209           184          25              167            144             23
    Other Countries               305           198         107              271            166            105
    Marketing                      86            40          46               89             32             57
                           -------------------------------------      -----------------------------------------
                                7,938         4,164       3,774            6,869          3,594          3,275
Syncrude                          628           139         489              487            127            360
Chemicals                         789           345         444              744            296            448
Corporate and Other               213            57         156              137             50             87
                           -------------------------------------      -----------------------------------------

                                9,568         4,705       4,863            8,237          4,067          4,170
                           =====================================      =========================================

The above table includes capitalized costs of $585 million (2001 - $251 million) relating to unproved properties and projects under construction or development. These costs are not being depreciated, depleted or amortized.

6.   DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The nature of our operations and long-term debt expose us to fluctuations in commodity prices, foreign-currency exchange rates, interest rates and credit risk. We recognize these risks and manage our operations to minimize our exposure to the extent practical and, to a lesser extent, using derivative instruments. Our marketing operation uses derivative instruments to manage its exposure to commodity price fluctuations and for trading purposes. We use exchange-traded futures and options and non-exchange traded forwards, swaps and options, which may be settled in cash or by delivery of the physical commodity. The Finance Committee of the Board of Directors and our Risk Management Committee monitor our exposure to the above risks and regularly review our derivative activities and all outstanding positions.

(A)  COMMODITY PRICE RISK MANAGEMENT

NON-TRADING ACTIVITIES

We generally sell our crude oil and natural gas under short-term market based contracts. During 2001 and 2000, we purchased put options to establish a minimum price for our crude oil to mitigate the impact of any price declines. This minimum price per barrel equaled the contract strike price for all hedged volumes if the West Texas Intermediate crude oil price (WTI) averaged less than the strike price for the contract period. In 2001, we paid a US $13 million premium for the put options. The contracts expired unexercised in 2002, as WTI did not average less than the strike price during the contract period.

During 2002 and 2001, we purchased fixed-to-floating swaps to modify the terms of certain fixed-price natural gas contracts as we prefer to receive an index-based price for our natural gas. Under the terms of these contracts, we must deliver 4 million cubic feet per day of natural gas to counterparties at prices ranging from $3.06 to $6.08 per thousand cubic feet. On settlement, we either pay or receive cash for the difference between the contract and floating rates. These swaps expire in 2003.

TRADING ACTIVITIES

Our marketing operation engages in crude oil and natural gas marketing activities to enhance prices from the sale of our own oil and gas production, and for energy trading. We enter into contracts to purchase and sell crude oil and natural gas. These contracts expose us to commodity price risk between the time contracted volumes are purchased and sold. We actively manage this risk by using energy-related futures, forwards, swaps and options, and by balancing physical and financial contracts in terms of volumes, timing of performance and delivery obligations. However, net open positions may exist, or we may establish them to take advantage of market conditions.

Open positions enable our marketing operation to generate income based on competitive information from marketing activities, but also expose us to risks of loss from fluctuating market prices. Our exposure is restricted to prescribed limits and is monitored daily using value-at-risk, stress testing and scenario analysis. The value-at-risk calculation estimates the maximum probable loss, given a 95% confidence level, that we would incur if our open positions were unwound over two days. Our net margin from trading activities is as follows:

                                                 2002       2001         2000
------------------------------------------------------------------------------
Net Revenue                                       496        438         179
    Less: Transportation                          423        342         131
                                               -------------------------------
                                                   73         96          48
                                               ===============================
Value-at-Risk
    Year End                                       19         19          13
                                               ===============================
    Average                                        17         13           4
                                               ===============================


(B)  FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

A substantial portion of our activities are transacted in or referenced to US dollars. These activities include:

o prices received for sales of crude oil, natural gas and certain chemicals products;

o capital spending and expenses related to our oil and gas and chemicals operations outside Canada; and

o    short-term and long-term borrowings.

We manage our exposure to fluctuations between the US and Canadian dollars by minimizing the need to convert between the two currencies. Net revenue from our foreign operations and our US-dollar borrowings are generally used to fund US-dollar capital expenditures and debt repayments. Our US-dollar debt has been designated as a hedge against our net investment in foreign operations. The foreign exchange gains or losses realized on this debt are included in the cumulative foreign currency translation adjustment in shareholders' equity. Our net investment in foreign operations and our US-dollar long-term debt at December 31 are as follows:

(US$ millions)                                                   2002      2001
--------------------------------------------------------------------------------
    Net Investment in Foreign Operations                         1,389      887
    Long-Term Debt                                                 962      728
                                                               -----------------

We do not have any material exposure to highly inflationary foreign currencies.

We occasionally use derivative instruments to effectively convert cash flows from Canadian to US dollars and vice versa. At December 31, 2002, we held a foreign currency derivative instrument that obligates us and the counterparty to exchange principal and interest amounts. In November 2006, we will pay US $37 million and receive Cdn $50 million (see Note 7).

(C)  INTEREST RATE RISK MANAGEMENT

We use fixed and floating rate debt to finance our operations. The floating rate debt exposes us to changes in interest payments as interest rates fluctuate. To manage this exposure, we maintain a combination of fixed and floating rate borrowings. At December 31, 2002, fixed-rate borrowings comprised 100% (2001 - 69%) of our long-term debt at an effective average rate of 7.4% (2001 - 7.0%). During the year we periodically drew on our unsecured syndicated term credit facilities. We had no interest rate swaps outstanding in 2002 or 2001.

(D)  CREDIT RISK MANAGEMENT

A substantial portion of our accounts receivable are with customers in the energy industry and are subject to normal industry credit risk. This concentration of risk within the energy industry is reduced because of our broad base of domestic and international customers. We are also exposed to possible non-performance by derivative instrument counterparties. We assess the financial strength of our customer and counterparty base, including those involved in marketing and other commodity arrangements and we limit the total exposure to individual counterparties. As well, a number of our contracts contain provisions that allow us to demand the posting of collateral in the event downgrades to non-investment grade occur. Credit risk, including credit concentrations are routinely reported to our Risk Management Committee. We also use standard agreements that net positive and negative exposures of a single counterparty. We believe this minimizes our overall credit risk.

(E)  CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE INSTRUMENTS

Assets/(Liabilities)                          2002                                            2001
------------------------------------------------------------------------------------------------------------------
                                 Carrying         Fair    Unrealized         Carrying         Fair     Unrealized
                                    Value        Value    Gain/(Loss)           Value        Value     Gain/(Loss)
                             ----------------------------------------      ---------------------------------------
Long-Term Debt                     (1,844)      (1,948)         (104)          (1,484)      (1,465)           19
Currency Swap                          --           (3)           (3)              --           --            --
Preferred Securities                 (724)        (756)          (32)            (724)        (769)          (45)
Crude Oil Put Options                  --           --            --                2           --            (2)
Natural Gas Swaps                      --            2             2               --           (7)           (7)
                             ----------------------------------------      ---------------------------------------

The estimated fair value of all derivative instruments is based on quoted market prices and if not available, on estimates from third-party brokers or dealers or amounts derived from valuation models. The carrying value of cash and short-term investments, amounts receivable and short-term obligations approximates their fair value because the instruments are near maturity. Amounts receivable and payable by our marketing operations related to derivative instruments are equal to fair value as we use the mark-to-market method to value them. Amounts related to derivative instruments included in deferred charges and other assets and other deferred credits and liabilities are $14 million and $7 million, respectively. These derivative instruments are held by our marketing operation and settle beyond 2003.

7.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                 2002     2001
--------------------------------------------------------------------------------
Unsecured Syndicated Term Credit Facilities (a)                     -      424
Unsecured Redeemable Notes, due 2004 (b)                          355      358
Unsecured Redeemable Debentures, due 2006 (c)                     108      109
Unsecured Redeemable Medium Term Notes, due 2007 (d)              150      150
Unsecured Redeemable Medium Term Notes, due 2008 (e)              125      125
Unsecured Redeemable Notes, due 2028 (f)                          316      318
Unsecured Redeemable Notes, due 2032 (g)                          790        -
                                                              ------------------
                                                                1,844    1,484
                                                              ==================

(A)  UNSECURED SYNDICATED TERM CREDIT FACILITIES

Nexen has committed unsecured revolving term credit facilities totalling $1,576 million available for 5 years, and each lender has the option to extend them on an annual basis. No repayments are required until the end of the availability period. Borrowings are available in the form of Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans or US-dollar base rate loans. Interest is payable monthly at a floating rate. During 2002, the weighted average interest rate was 2.5% (2001 - 6.0%).

(B)  UNSECURED REDEEMABLE NOTES, DUE 2004

During February 1999, we issued US $225 million of notes. Interest is payable semi-annually at a rate of 7.125%, and the principal is to be repaid in February 2004. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term to maturity equal to the remaining term of the notes.

(C)  UNSECURED REDEEMABLE DEBENTURES, DUE 2006

During November 1996, we issued $100 million of unsecured 10-year redeemable debentures. Interest is payable semi-annually at a rate of 6.85% and the principal is to be repaid in November 2006. In December 1996, $50 million of this obligation was effectively converted through a currency exchange contract with a Canadian chartered bank to a US $37 million liability bearing interest at 6.75% for the term of the debentures. We may redeem part or all of the debentures at any time. The redemption price will be the greater of par and an amount that provides the same yield as a Government of Canada Bond having a term to maturity equal to the remaining term of the debentures plus 0.1%.

(D)  UNSECURED REDEEMABLE MEDIUM TERM NOTES, DUE 2007

During July 1997, we issued $150 million of notes. Interest is payable semi-annually at a rate of 6.45% and the principal is to be repaid in July 2007. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a Government of Canada Bond having a term to maturity equal to the remaining term of the notes plus 0.125%.

(E)  UNSECURED REDEEMABLE MEDIUM TERM NOTES, DUE 2008

During October 1997, we issued $125 million of notes. Interest is payable semi-annually at a rate of 6.3% and the principal is to be repaid in June 2008. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a Government of Canada Bond having a term to maturity equal to the remaining term of the notes plus 0.125%.

(F)  UNSECURED REDEEMABLE NOTES, DUE 2028

During April 1998, we issued US $200 million of notes. Interest is payable semi-annually at a rate of 7.4% and the principal is to be repaid in May 2028. We may redeem part or all of the notes any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term to maturity equal to the remaining term of the notes plus 0.25%.

(G)  UNSECURED REDEEMABLE NOTES, DUE 2032

During March 2002, we issued US $500 million of notes. Interest is payable semi-annually at a rate of 7.875% and the principal is to be repaid in March 2032. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term to maturity equal to the remaining term of the notes plus 0.375%. Included in deferred charges and other assets is a debt discount of US $14 million.

(H)      DEBT REPAYMENTS

------------------------------------------------------------------
2003                                                            -
2004                                                          355
2005                                                            -
2006                                                          108
2007                                                          150
Thereafter                                                  1,231
                                                           -------
                                                            1,844
                                                           =======

(I)  DEBT COVENANTS

The majority of our debt instruments contain covenants regarding certain financial ratios and our ability to grant security. At December 31, 2002, we were in compliance with all covenants.

(J)  SHORT-TERM BORROWINGS

Nexen has unsecured operating loan facilities of approximately $301 million. Interest is payable at floating rates and the facilities are subject to periodic reviews. During 2002, the weighted average interest rate on short-term borrowings was 2.3% (2001 - 5.5%).

Occasionally we sell the future proceeds of our accounts receivable; however, we retain a 10% exposure to related credit losses. At December 31, 2002, we sold $178 million (2001 - $100 million) of accounts receivable. The retained credit exposure of $18 million (2001 - $10 million) is included in short-term borrowings.

(K)  INTEREST EXPENSE

                                                      2002     2001    2000
----------------------------------------------------------------------------
Long-Term Debt                                         134      106     125
Other                                                    6        6       7
                                                   -------------------------
Total                                                  140      112     132
    Less: Capitalized                                   31       --      --
                                                   -------------------------
                                                       109      112     132
                                                   =========================

Capitalized interest relates to and is included as part of the cost of oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

8.   SHAREHOLDERS' EQUITY

(A)  PREFERRED SECURITIES

                                Principal Amount     Interest Rate      Maturity Date        Call Date
-------------------------------------------------------------------------------------------------------------
                                 (US$ millions)           (%)
Preferred Securities                  259                9.75         October 30, 2047    October 30, 2003
Preferred Securities                  217                9.375         March 31, 2048     February 9, 2004
                               ------------------------------------------------------------------------------

Nexen may redeem part or all of the preferred securities on or after their redemption or call date. We may defer, subject to certain conditions, up to 20 consecutive quarterly interest payments and may satisfy our interest, principal or redemption payments by issuing common shares. Interest is payable quarterly.

Since we have the unrestricted ability to settle the interest, principal and redemption payments by issuing common shares, the preferred securities are classified as equity. We record the principal amount in shareholders' equity and interest payments, net of income taxes, are classified as dividends and charged directly to retained earnings.

(B)  AUTHORIZED CAPITAL

Authorized share capital consists of an unlimited number of common shares of no par value, and an unlimited number of Class A preferred shares of no par value, issuable in series.

(C)  ISSUED COMMON SHARES AND DIVIDENDS

(thousands of shares)                               2002       2001     2000
-------------------------------------------------------------------------------
Beginning of Year                                121,202    119,855   138,145
Issue of Common Shares for Cash:
    Exercise of Stock Options                      1,090        648     1,129
    Dividend Reinvestment Plan                       500        533       433
    Employee Flow-through Shares                     174        166       148
Repurchase of Common Shares                            -          -   (20,000)
                                               --------------------------------
End of Year                                      122,966    121,202   119,855
                                               ================================
Dividends per Common Share ($/share)                0.30       0.30      0.30
                                               ================================
Cash Consideration (Cdn$ millions)
    Exercise of Stock Options                         27         16        25
    Dividend Reinvestment Plan                        17         17        14
    Employee Flow-through Shares                       7          6         6
                                               --------------------------------
                                                      51         39        45
                                               ================================

At December 31, 2002, there were 1,783,968 (2001 - 489,329; 2000 - 1,022,545)
common shares reserved for issuance under the Dividend Reinvestment Plan.

In March 2000, Nexen, Ontario Teachers' Pension Plan Board (Teachers) and Occidental Petroleum Corporation (Occidental) entered into an agreement where Occidental would sell its 29% interest in Nexen. The agreement was approved by a majority of Nexen shareholders other than Occidental and Teachers at a meeting of shareholders on April 17, 2000. Under the agreement, Teachers purchased 20.2 million of Nexen's common shares. Nexen repurchased 20 million common shares for $605 million, including associated fees. When repurchased, the common shares were cancelled.

(D)  STOCK OPTIONS GRANTED, EXERCISED AND FORFEITED

We have granted options to purchase common shares to directors, officers and employees. Each option permits the holder to purchase one common share of Nexen at the stated exercise price. Options granted prior to February 2001 vest over 4 years and are exercisable on a cumulative basis over 10 years. Options granted after February 2001 vest over 3 years and are exercisable on a cumulative basis over 5 years. At the time of grant, the exercise price is equal to the market price. The following options have been granted:

                                                              Weighted-Average
                                                    Options     Exercise Price
-------------------------------------------------------------------------------
                                                  (thousands)      ($/option)

DECEMBER 31, 1999                                    6,206                  24
Granted                                              3,016                  36
Exercised                                           (1,129)                 22
Forfeited                                             (117)                 25
                                                 ----------
DECEMBER 31, 2000                                    7,976                  29
Granted                                              1,645                  31
Exercised                                             (648)                 24
Forfeited                                             (142)                 30
                                                 ----------
DECEMBER 31, 2001                                    8,831                  30
Granted                                              1,788                  31
Exercised                                           (1,090)                 25
Forfeited                                              (53)                 30
                                                 ----------
DECEMBER 31, 2002                                    9,476                  30
                                                 ==========

OPTIONS EXERCISABLE AT DECEMBER 31
         2000                                        2,741                  24
         2001                                        4,232                  27
         2002                                        5,113                  29
                                                 ------------------------------

Common shares reserved for issuance under the stock option plan were 9,759,545 at December 31, 2002 (2001 - 10,896,060; 2000 - 8,044,680).

(E)      EXERCISE PRICE RANGE

                                                         OUTSTANDING OPTIONS                          EXERCISABLE OPTIONS
-----------------------------------------------------------------------------------------     --------------- ----------------
                                                                  Weighted-    Weighted-                            Weighted-
                                                                    Average      Average                              Average
                                                   Number of       Exercise     Years to           Number of         Exercise
                                                     Options          Price       Expiry             Options            Price
                                              -------------------------------------------     --------------- ----------------
                                                  (thousands)     ($/option)      (years)         (thousands)       ($/option)
$12.13 to $19.99                                        823              18            5                 820              18
$20.00 to $24.99                                        272              23            4                 272              23
$25.00 to $29.99                                      2,126              28            6               1,787              28
$30.00 to $34.99                                      3,474              33            4                 624              31
$35.00 to $40.35                                      2,781              36            8               1,610              36
                                              -------------------------------------------     --------------- ----------------
                                                      9,476                                            5,113
                                              ===============                                 ===============

(F)      ESTIMATED FAIR-VALUE OF STOCK OPTIONS

We determine the estimated fair value of stock options issued using the Generalized Black-Scholes model under the following assumptions:

                                                         2002      2001     2000
--------------------------------------------------------------------------------
Weighted-Average Fair Value ($/option)                   9.08     12.24    13.06

Risk-Free Interest Rate (%)                               3.6       5.1      5.8
Estimated Hold Period Prior to Exercise (years)             3         5        5
Volatility in the Price of Nexen's Common Shares (%)       35        40       34
Dividends per Common Share ($/share)                     0.30      0.30     0.30
                                                      --------------------------

(G)  PRO FORMA NET INCOME - FAIR-VALUE BASED METHOD OF ACCOUNTING FOR STOCK
     OPTIONS

The following shows pro forma net income and earnings per common share had we applied the fair-value based method of accounting to all stock options outstanding.

                                                      2002      2001      2000
-------------------------------------------------------------------------------
Net Income Attributable to Common Shareholders
    As Reported                                        409       411       565
       Less: Fair Value of Stock Options                22        25        14
                                                   ----------------------------
    Pro Forma                                          387       386       551
                                                   ============================
Earnings Per Common Share ($/share)
    Basic as Reported                                 3.34      3.40     4.52
                                                   ============================
    Pro Forma                                         3.16      3.20     4.41
                                                   ============================
    Diluted as Reported                               3.30      3.36     4.46
                                                   ============================
    Pro Forma                                         3.13      3.16     4.35
                                                   ============================

(H)  STOCK APPRECIATION RIGHTS

We established a stock appreciation rights plan in 2001. Under this plan, employees are entitled to cash payments equal to the excess of the market price of the common shares over the exercise price of the right. The vesting period and other terms of the plan are similar to the stock option plan. The total rights granted and outstanding at any time cannot exceed 10% of Nexen's total outstanding common shares.

(millions of rights)                                            2002     2001
------------------------------------------------------------------------------

Rights Granted                                                   0.9      0.9
Rights Outstanding                                               1.8      0.9
Weighted Average Exercise Price ($/right)                      33.94    31.17
Rights Expensed ($ millions)                                       2       --
                                                            ------------------

9.   EARNINGS PER COMMON SHARE

We calculate earnings per common share using Net Income Attributable to Common Shareholders and the weighted average number of common shares outstanding. We calculate diluted earnings per common share using Net Income Attributable to Common Shareholders and the weighted-average number of diluted common shares outstanding.

(millions of shares)                                              2002        2001        2000
------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding             122.4       120.7       125.0
Shares issuable pursuant to stock options                          8.1         4.7         5.5
Shares to be purchased from proceeds of stock options             (6.7)       (3.3)       (3.7)
                                                               ---------------------------------
Weighted-average number of diluted common shares outstanding     123.8       122.1       126.8
                                                               =================================

In calculating diluted earnings per common share for the year ended December 31, 2002, we excluded 46,167 options (2001 - 2,992,903; 2000 - 42,000), because the exercise price was greater than the average market price of our common shares in those periods. During these three years, outstanding stock options were the only dilutive instrument.

10.  COMMITMENTS AND CONTINGENCIES

                                    2003    2004     2005     2006     2007   THEREAFTER
-----------------------------------------------------------------------------------------
Operating leases                      50      39      34       18        16         100
Transportation commitments           180      40      32       32        31         113

                                   ------------------------------------------------------
                                     230      79      66       50        47         213
                                   ======================================================

In November 2000, we committed to enter into a lease agreement when construction of a natural-gas-fired generating facility in Alberta was completed. On June 28, 2002, we exercised our option to buy out the lease for $67 million, which was the cost of construction plus interest on advances during the construction phase. We included this amount in capital expenditures for the year ended December 31, 2002.

There are a number of lawsuits and claims pending including income tax reassessments as described in Note 13, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. Management believes the resolution of these matters would not have a material adverse effect upon our consolidated financial position or results of operations.

11.  PENSION AND OTHER POST RETIREMENT BENEFITS

Nexen has contributory and non-contributory defined benefit and defined contribution pension plans, which together cover substantially all employees. Syncrude has a defined benefit plan for its employees, and all of the Syncrude information in this note is Nexen's proportionate interest. Under these plans, we provide benefits to retirees based on their length of service and final average earnings.

(A)  DEFINED BENEFIT PENSION PLANS

The cost of pension benefits earned by employees is determined using the projected-benefit method prorated on employment services and is expensed as services are rendered. We fund this plan according to federal and provincial government regulations by contributing to trust funds administered by an independent trustee. These funds are invested primarily in equities and bonds.

                                                               2002                               2001
----------------------------------------------------------------------------------------------------------------
Change in Benefit Obligation                               Nexen     Syncrude               Nexen      Syncrude
                                                    --------------------------     -----------------------------
  Beginning of Year                                         163            63                 131           54
  Service Cost                                                7             3                   5            2
  Interest Cost                                              10             4                   9            4
  Plan Participants' Contributions                            2            --                   2           --
  Actuarial Loss/(Gain)                                     (11)           --                  18            5
  Benefits Paid                                              (7)           (2)                 (6)          (2)
  Plan Amendment                                             --            --                   4           --
                                                    --------------------------     -----------------------------
  End of Year                                               164            68                 163           63
                                                    ==========================     =============================
Change in Fair Value of Plan Assets
  Beginning of Year                                         136            41                 148           43
  Actual Return on Plan Assets                               (7)           (3)                (12)          (2)
  Employer's Contribution                                     3             1                   4            2
  Plan Participants' Contributions                            2            --                   2           --
  Benefits Paid                                              (7)           (2)                 (6)          (2)
                                                    --------------------------     -----------------------------
  End of Year                                               127            37                 136           41
                                                    ==========================     =============================
Reconciliation of Funded Status
  Funded Status (1)                                         (37)          (31)                (27)         (22)
  Unamortized Transitional Obligation                         1            --                   2           --
  Unamortized Prior Service Costs                             6             1                   6            1
  Unamortized Net Actuarial Loss                             19            23                  13           17
                                                    --------------------------     -----------------------------
Pension Liability                                           (11)           (7)                 (6)          (4)
                                                    ==========================     =============================
Assumptions (%)
  Discount Rate                                            6.75          6.50                6.25         6.50
  Long-Term Rate of Employee Compensation
    Increase                                               4.00          4.00                4.00         4.00
  Long-Term Annual Rate of Return on Plan Assets           7.00          9.00                7.00         9.00
                                                    -------------------------- --- -----------------------------


Note:
(1) Included in the above amounts are unfunded obligations for supplemental benefits to the extent that the benefit under the defined benefit pension plan is limited by statutory guidelines. At December 31, 2002, the projected benefit obligation for supplemental benefits was $26 million (2001 - $25 million).

NET PENSION EXPENSE UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                      2002       2001      2000
--------------------------------------------------------------------------------
Nexen
    Cost of Benefits Earned by Employees                 7         5          5
    Interest Cost on Benefits Earned                    10         9          9
    Expected Return on Plan Assets                     (10)      (10)        (9)
    Net Amortization and Deferral                        1         -          -
                                                   -----------------------------
    Net                                                  8         4          5
                                                   -----------------------------
Syncrude
    Cost of Benefits Earned by Employees                 3         2         2
    Interest Cost on Benefits Earned                     4         4         3
    Expected Return on Pension Plan Assets              (4)       (4)       (4)
    Net Amortization and Deferral                        1         -         -
                                                   -----------------------------
    Net                                                  4         2         1
                                                   -----------------------------
Total                                                   12         6         6
                                                   =============================

(B)  DEFINED CONTRIBUTION PENSION PLANS

Under these plans, pension benefits are based on plan contributions. During 2002, Canadian pension expense for these plans was $3 million (2001 - $3 million; 2000 - $2 million). During 2002, US pension expense for these plans was $3 million (2001 - $3 million; 2000 - $2 million).

(C)  POST-RETIREMENT BENEFITS

Nexen provides certain post-retirement benefits, including group life and supplemental health insurance, to eligible employees and their dependents. These costs are fully accrued as compensation in the period employees work; however, these future obligations are not funded.

12.  MARKETING AND OTHER

                                                    2002      2001       2000
------------------------------------------------------------------------------

Marketing Net Revenue (including Transportation)     496       438       179
Interest                                               7        17        21
Foreign Exchange Gains (Losses)                       (3)        -         3
Other                                                  4        20        17
                                                  ----------------------------
                                                     504       475       220
                                                  ============================

13.  INCOME TAXES

(A)  CHANGE IN ACCOUNTING POLICY

Effective January 1, 2000, we adopted the CICA's new recommendations on accounting for income taxes and applied it retroactively without restating prior periods. The new recommendations use the liability method. The change in accounting policy increased (decreased) the following items on the Consolidated Financial Statements as at January 1, 2000:

Future Income Tax Assets                            450
Future Income Tax Liabilities                       786
Retained Earnings                                  (336)

Retained earnings decreased because of the future income tax cost of the Wascana Energy Inc. (Wascana) acquisition in 1997, in which the acquired tax basis was less than the purchase price.

(B)  TEMPORARY DIFFERENCES

                                                     2002                                2001
---------------------------------------------------------------------------------------------------------
                                              Future         Future              Future          Future
                                          Income Tax     Income Tax          Income Tax      Income Tax
                                              Assets    Liabilities              Assets     Liabilities
                                      -------------------------------     -------------------------------
Property, Plant and Equipment, Net                23            704                 111             721
Tax Losses Carried Forward                       226             --                  34              --
Deferred Income                                   --            177                  --             139
Foreign Exchange                                  --             --                   1               3
Recoverable Taxes                                 14             --                 101              --
Other                                             --             (8)                  9               6
                                      -------------------------------     -------------------------------
                                                 263            873                 256             869
Valuation Allowance(1)                            --             --                 (44)             --
                                      -------------------------------     -------------------------------
                                                 263            873                 212             869
                                      ===============================     ===============================

(1) The future income tax asset valuation allowance related to foreign tax credits being carried forward.

(C)  CANADIAN AND FOREIGN INCOME TAXES

                                                   2002         2001      2000
-------------------------------------------------------------------------------
 Income before Income Taxes
    Canadian                                        140         225       240
    Foreign                                         541         529       769
                                                -------------------------------
                                                    681         754     1,009
                                                ===============================
 Provision for Income Taxes
    Current
       Canadian                                       4           6         7
       Foreign                                      219         210       235
                                                -------------------------------
                                                    223         216       242
                                                ===============================
    Future
       Canadian                                      38          81       119
       Foreign                                      (32)          7        46
                                                -------------------------------
                                                      6          88       165
                                                ===============================

The Canadian and foreign components of the provision for income taxes are based on the jurisdiction in which income is taxed. Foreign taxes relate mainly to Yemen, the United States and Australia, and included Yemen cash taxes of $207 million (2001 - $191 million; 2000 - $217 million).

(D)  RECONCILIATION OF EFFECTIVE TAX RATE TO THE CANADIAN FEDERAL TAX RATE

                                                                          2002        2001       2000
-------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                 681         754      1,009
                                                                       ================================
Provision for Income Taxes Computed at the Canadian Statutory Rate         269         317        449
Add (Deduct) the Tax Effect of:
    Royalties and Rentals to Provincial Governments                         57          66         79
    Resource Allowance and Provincial Tax Rebates                          (67)        (68)       (81)
    Lower Tax Rates on Foreign Operations                                  (37)        (15)       (45)
    Additional Canadian Tax on Canadian Resource Income                      8           2         --
    Federal and Provincial Capital Tax                                       4           5          6
    Other                                                                   (5)         (3)        (1)
                                                                       --------------------------------
Provision for Income Taxes                                                 229         304        407
                                                                       ================================

During 2002 and 2001, the federal and some provincial governments in Canada reduced statutory income tax rates. This reduced our liability and provision for future income taxes by $1 million (2001 - $5 million). The federal rate reduction does not apply to our earnings from Canadian resource properties.

(E)  AVAILABLE UNUSED TAX LOSSES AND TAX CONTINGENCIES

At December 31, 2002, we had unused tax losses totalling $534 million (2001 - $71 million) of which the majority relate to our US operations.

Nexen's income tax filings are subject to audit by taxation authorities. There are audits in progress and items under review, some that may increase our tax liability. In addition, we have filed Notices of Objection with respect to certain issues. While the results of these items cannot be ascertained at this time, management believes there is adequate provision for income taxes based on available information.

At the time of acquisition, Wascana had outstanding taxation issues in dispute from prior taxation years. Wascana disagreed with issues raised and has filed Notices of Objection. The value of the tax pools acquired at the time of acquisition reflected management's evaluation of the potential impact of these issues.

14.  CASH FLOWS

(A)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                          2002      2001        2000
-----------------------------------------------------------------------------------------------------
Depreciation, Depletion and Amortization                                   720       625         667
Loss (Gain) on Disposition of Assets                                         8        (5)        (42)
Future Income Taxes                                                          6        88         165
Other                                                                        8        --           4
                                                                       ------------------------------
                                                                           742       708         794
                                                                       ==============================

(B)  CHANGES IN NON-CASH WORKING CAPITAL
                                                                          2002      2001        2000
-----------------------------------------------------------------------------------------------------
Operating Activities
    Accounts Receivable                                                   (388)      471        (521)
    Inventories and Supplies                                               (73)       73        (120)
    Other Current Assets                                                    (6)       (5)          3
    Accounts Payable and Accrued Liabilities                               407      (399)        390
    Accrued Interest Payable                                                17         1          (1)
    Dividends Payable                                                       --        --          (1)
    Effect of Foreign Exchange Rate Changes on Non-Cash Working
      Capital                                                               (3)        2           7
                                                                       ------------------------------
                                                                           (46)      143        (243)
Financing Activities
    Accounts Payable and Accrued Liabilities                                --        --          (2)

Investing Activities
    Accounts Payable and Accrued Liabilities                                 7       (18)         42
                                                                       ------------------------------
Total                                                                      (39)      125        (203)
                                                                       ==============================

(C)  OTHER CASH FLOW INFORMATION
                                                                          2002      2001        2000
-----------------------------------------------------------------------------------------------------
Interest Paid                                                              117       106         133
Income Taxes Paid                                                          238       211         236
                                                                       ------------------------------

15.  OPERATING SEGMENTS AND RELATED INFORMATION

Nexen has three operating segments in various industries and geographic locations:

OIL AND GAS: We explore for, develop and produce crude oil, natural gas and related products around the world. We manage our operations to reflect differences in the regulatory environments and risk factors for each country. Our core operations are onshore in Yemen and Canada, and offshore in the US Gulf of Mexico and Australia. Our other operations are primarily in Nigeria, Colombia, and Brazil. Oil and gas also includes our marketing operations. Marketing sells our own crude oil and natural gas, markets third party crude oil and natural gas and engages in energy trading.


SYNCRUDE: We own 7.23% of the Syncrude Joint Venture, which develops and produces synthetic crude oil from oil sands in northern Alberta, Canada.


CHEMICALS: We manufacture, market and distribute industrial chemicals, principally sodium chlorate, chlorine and caustic soda. We produce sodium chlorate at five facilities in Canada, one in the United States and one in Brazil. We produce chlorine and caustic soda at chlor-alkali facilities in Canada and Brazil.

The accounting policies of our operating segments are the same as those described in Note 1. Net income of our operating segments excludes interest income, interest expense, unallocated corporate expenses and foreign exchange gains and losses. Identifiable assets are those used in the operations of the segments.

2002 OPERATING AND GEOGRAPHIC SEGMENTS
(Cdn$ millions)

                                                                                                               Corporate
                                                                                                                    and
                                                        Oil and Gas                         Syncrude  Chemicals   Other(a)   Total
----------------------------------------------------------------------------------------------------------------------------------
                                                   United                Other
                                  Yemen  Canada    States Australia  Countries(b) Marketing
                                 ----------------------------------------------------------
Net Sales (j)                       789    656       296       165         78         --       245        367(c)    10      2,606
Marketing and Other                  --      2        --        --         --        496        --          2        4        504
Gain (Loss) on Disposition of
  Assets                             --    (21)(d)    --        --         --         --        --         --       13 (e)     (8)
                                 -------------------------------------------------------------------------------------------------
Total Revenues                      789    637       296       165         78        496       245        369       27      3,102
Operating                            86    176        94        50         22          -       115        229       10        782
Transportation and Other             --     --         3        --         --        423        --         40        3        469
General and Administrative            4     22        11         1         19         30         1         21       43        152
Depreciation, Depletion and
  Amortization                      149    253       133        53         46          8        13         52       13        720
Exploration                          21     38        82         3         45(f)      --        --         --       --        189
Interest                             --     --        --        --         --         --        --         --      109        109
                                 -------------------------------------------------------------------------------------------------
Income (Loss) before Income
  Taxes                             529    148       (27)       58        (54)        35       116         27     (151)       681
Less: Provision for (Recovery
  of) Income Taxes(g)               188     59       (10)       19        (18)        12        37          9      (67)       229
                                 -------------------------------------------------------------------------------------------------
Net Income (Loss)                   341     89       (17)       39        (36)        23        79         18      (84)       452
                                 =================================================================================================

Identifiable Assets                 600  2,124     1,452        63        159        811(h)    536        538      277      6,560
                                 =================================================================================================
Capital Expenditures
  Development and Other             209    258       541        46         23          2       141         45       97(i)   1,362
  Exploration                        22     60       116         3         58         --        --         --       --        259
  Proved Property Acquisitions       --      4        --        --         --         --        --         --       --          4
                                 -------------------------------------------------------------------------------------------------
                                    231    322       657        49         81          2       141         45       97      1,625
                                 =================================================================================================
Property, Plant and Equipment
  Cost                            2,054  3,098     2,186       209        305         86       628        789      213      9,568
     Less: Accumulated DD&A       1,646  1,137       959       184        198         40       139        345       57      4,705
                                 ------- ------- -------- ---------- ---------- ---------- --------- ---------- ---------- ------
  Net Book Value (j)                408  1,961     1,227        25        107         46       489        444      156      4,863
                                 =================================================================================================
Goodwill
  Cost                               --     --        --        --         --         60        --         --       --         60
     Less: Accumulated DD&A          --     --        --        --         --         24        --         --       --         24
                                 ------- ------- -------- ---------- ---------- ---------- --------- ---------- ---------- ------
  Net Book Value                     --     --        --        --         --         36        --         --       --         36
                                 =================================================================================================

Notes:
(a) Includes results of operations from a natural gas-fired generating facility in Alberta.

(b) Includes results of operations from producing activities in Nigeria and Colombia.

(c)  Net sales for our chemicals operations include:

     Canada                                                       $ 251
     United States                                                  56
     Brazil                                                         60
                                                                --------
                                                                  $ 367
                                                                ========

(d) On December 30, 2002, we disposed of non-operated oil and gas properties for proceeds of $14 million.

(e) On January 2, 2002, we disposed of our Moose Jaw Asphalt operation for proceeds of $27 million plus working capital.

(f)  Includes exploration activities primarily in Nigeria, Colombia and Brazil.

(g) The provision for (recovery of) income taxes for foreign locations is based on in-country taxes on foreign income. For oil and gas locations with no operating activities, the provision is based on the tax jurisdiction of the entity performing the activity.

(h) Approximately 70% of Marketing's identifiable assets are accounts receivable.

(i) Includes $67 million related to the buy out of lease agreement related to the construction of a natural gas-fired generating facility in Alberta.

(j)  Net sales made from all segments originating in Canada.      $ 1,162
     Property, plant and equipment located in Canada.             $ 2,908

2001 OPERATING AND GEOGRAPHIC SEGMENTS
(Cdn$ millions)

                                                                                                               Corporate
                                                                                                                     and
                                                        Oil and Gas                         Syncrude  Chemicals    Other(a)   Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                   United                Other
                                  Yemen  Canada    States Australia  Countries(b) Marketing
                                 ----------------------------------------------------------
Net Sales (g)                       711      647     358       141         61          --       225       373(c)      77    2,593
Marketing and Other                  --       10       1        --          6         438        --         3         17      475
Gain on Disposition of Assets        --       --       1         3         --          --        --        --          1        5
                                 --------------------------------------------------------------------------------------------------
Total Revenues                      711      657     360       144         67         438       225       376         95    3,073
Operating                            71      155      66        52         19           -       114       243         61      781
Transportation and Other             --       --      --        --         --         342        --        34         24      400
General and Administrative            3       25       8         1         21          23         1        18         36      136
Depreciation, Depletion and
  Amortization                      111      227     116        65         31          14        12        34         15      625
Exploration                          25       44     101        13         82 (d)      --        --        --         --      265
Interest                             --       --      --        --         --          --        --        --        112      112
                                 -------------------------------------------------------------------------------------------------
Income (Loss) before Income
  Taxes                             501      206      69        13        (86)         59        98        47       (153)     754
Less: Provision for (Recovery
  of) Income  Taxes (e)             185       90      27         5        (24)         26        32        16        (53)     304
                                 -------------------------------------------------------------------------------------------------
Net Income (Loss)                   316      116      42         8        (62)         33        66        31       (100)     450
                                 =================================================================================================

Identifiable Assets(f)              520    2,123     880        47        179         470       399       534        173    5,325
                                 =================================================================================================

Capital Expenditures
  Development and Other             185      367     120        (4)        23          --        60        73         47      871
  Exploration                        44       84     197        12         74          --        --        --         --      411
  Proved Property Acquisitions       --        7     115        --         --          --        --        --         --      122
                                 -------------------------------------------------------------------------------------------------
                                    229      458     432         8         97          --        60        73         47    1,404
                                 =================================================================================================

Property, Plant and Equipment
  Cost                            1,839    2,867   1,636       167        271          89       487       744        137    8,237
     Less: Accumulated DD&A       1,491      913     848       144        166          32       127       296         50    4,067
                                 -------------------------------------------------------------------------------------------------
  Net Book Value (g)                348    1,954     788        23        105          57       360       448         87    4,170
                                 =================================================================================================

Goodwill
  Cost                               --       --      --        --         --          60        --        --         --       60
     Less: Accumulated DD&A          --       --      --        --         --          24        --        --         --       24
                                 -------------------------------------------------------------------------------------------------
  Net Book Value                     --       --      --        --         --          36        --        --         --       36
                                 =================================================================================================

Notes:
(a) Includes results of our Moose Jaw Asphalt operation, which was disposed of on January 2, 2002.

(b)  Includes results of operations from producing activities in Nigeria.

(c)  Net sales for our chemicals operations include:

     Canada                                                      $   241
     United States                                                    90
     Brazil                                                           42
                                                               -----------
                                                                 $   373
                                                               ===========

(d) Includes exploration activities primarily in Nigeria, Indonesia, and Colombia.

(e) The provision for (recovery of) income taxes for foreign locations is based on in-country taxes on foreign income. For oil and gas locations with no operating activities, the provision is based on the tax jurisdiction of the entity performing the activity.

(f) Approximately 65% of Marketing's identifiable assets are accounts receivable.

(g)  Net sales made from all segments originating in Canada.     $ 1,190

     Property, plant and equipment located in Canada.            $ 2,709

2000 OPERATING AND GEOGRAPHIC SEGMENTS
(Cdn$ millions)

                                                                                                               Corporate
                                                                                                                     and
                                                        Oil and Gas                         Syncrude  Chemicals    Other(a)   Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                   United                Other
                                  Yemen  Canada    States Australia  Countries(b) Marketing
                                 ----------------------------------------------------------
Net Sales (h)                        752      698    382       167         78          --        199        336(c)       93  2,705
Marketing and Other                    6        2     --        --          1         179         --          7          25    220
Gain on Disposition of Assets         --       23      1        --         18(d)       --         --         --          --     42
                                  ------- ------- ------- --------- ----------- ---------- ---------- ----------- ---------- ------
Total Revenues                       758      723    383       167         97         179        199        343         118  2,967
Operating                             58      135     55        27         22           -         98        213          79    687
Transportation and Other              --       --     --        --         --         131         --         34          17    182
General and Administrative             3       21      6         1         17          12         --         17          40    117
Depreciation, Depletion and
  Amortization                        90      233    139        86         40          13         12         40          14    667
Exploration                           14       40     60        23         36(e)       --         --         --          --    173
Interest                              --       --     --        --         --          --         --         --         132    132
                                  ------- ------- ------- --------- ----------- ---------- ---------- ----------- ---------- ------
Income (Loss) before Income
  Taxes                              593      294    123        30        (18)         23         89         39        (164) 1,009
Less: Provision for (Recovery
  of) Income Taxes (f)               219      129     50        11         (5)          9         29         16         (51)   407
                                  ------- ------- ------- --------- ----------- ---------- ---------- ----------- ---------- ------
Net Income (Loss)                    374      165     73        19        (13)         14         60         23        (113)   602
                                  ======= ======= ======= ========= =========== ========== ========== =========== ========== ======
Identifiable Assets(g)               427    1,956    699        91        179       1,015        327        506         351  5,551
                                  ======= ======= ======= ========= =========== ========== ========== =========== ========== ======
Capital Expenditures
  Development and Other               98      297     81        --          9           2         37         31          25    580
  Exploration                         15       65    143        19         58          --         --         --          --    300
  Proved Property Acquisitions        --       28      4         3         --          --         --         --          --     35
                                  ------- ------- ------- --------- ----------- ---------- ---------- ----------- ---------- ------
                                     113      390    228        22         67           2         37         31          25    915
                                  ======= ======= ======= ========= =========== ========== ========== =========== ========== ======
Property, Plant and Equipment
  Cost                             1,555    2,497  1,242       151        245          88        429        667          89  6,963
     Less: Accumulated DD&A        1,314      729    723        90        126          25        118        261          37  3,423
                                  ------- ------- ------- --------- ----------- ---------- ---------- ----------- ---------- ------
  Net Book Value (h)                 241    1,768    519        61        119          63        311        406          52  3,540
                                  ======= ======= ======= ========= =========== ========== ========== =========== ========== ======
Goodwill
  Cost                                --       --     --        --         --          60         --         --          --     60
     Less: Accumulated DD&A           --       --     --        --         --          18         --         --          --     18
                                  ------- ------- ------- --------- ----------- ---------- ---------- ----------- ---------- ------
  Net Book Value                      --       --     --        --         --          42         --         --          --     42
                                  ======= ======= ======= ========= =========== ========== ========== =========== ========== ======

Notes:
(a) Includes results of our Moose Jaw Asphalt operation which was disposed of on January 2, 2002.

(b) Includes results of operations from producing activities in Nigeria and Ecuador.

(c)  Net sales from our chemicals operations include:

     Canada                                                      $   237
     United States                                                    76
     Brazil                                                           23
                                                               ----------
                                                                 $   336
                                                               ==========

(d) On April 18, 2000, Nexen exchanged its oil and gas operations in Ecuador for Occidental's 15% interest in our chemicals operations. The exchange was valued at $55 million. Results of operations from producing activities in Ecuador have been included to April 18, 2000, and operations from the 15% interest in our chemicals operations has been included since April 18, 2000.

(e)  Includes exploration activities primarily in Nigeria and Indonesia.

(f) The provision for (recovery of) income taxes for foreign locations is based on in-country taxes on foreign income. For oil and gas locations with no operating activities, the provision is based on the tax jurisdiction of the entity performing the activity.

(g) Approximately 70% of Marketing's identifiable assets are accounts receivable.

(h) Net sales made from all segments originating in Canada.      $ 1,227

     Property, plant and equipment located in Canada.            $ 2,472

16.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. Canadian principles differ from US GAAP as follows:

(A)  CONSOLIDATED STATEMENT OF INCOME

                                                                           2002         2001        2000
---------------------------------------------------------------------------------------------------------
Net Income - Canadian GAAP                                                  452          450         602
Impact of US Principles:
    Dividends on Preferred Securities (i)                                   (72)         (70)        (68)
      Less: Associated Future Income Taxes                                   29           31          31
    Depreciation (ii)                                                       (53)         (46)        (43)
    Fair Value of Currency Swap, Net of Income Tax (v)                       (4)          --          --
                                                                       ----------------------------------
Net Income - US GAAP (viii)                                                 352          365         522
                                                                       ==================================
Earnings per Common Share - US GAAP ($/share)
    Basic                                                                  2.88         3.03        4.17
                                                                       ----------------------------------
    Diluted                                                                2.84         2.99        4.12
                                                                       ----------------------------------
Pro forma Earnings - Fair-value Based Method of Accounting for
    Stock Options
Net Income
    As Reported                                                             352          365         522
      Less:  Fair Value of Stock Options                                     22           25          14
                                                                       ----------------------------------
    Pro Forma                                                               330          340         508
                                                                       ======== =========================
Earnings Per Common Share ($/share)
    Basic as Reported                                                      2.88         3.03        4.17
    Pro Forma                                                              2.70         2.81        4.07
                                                                       ----------------------------------
    Diluted as Reported                                                    2.84         2.99        4.12
    Pro Forma                                                              2.67         2.79        4.01
                                                                       ----------------------------------

(B)  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                                           2002         2001        2000
---------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                        352          365         522
    Translation Adjustment, Net of Income Tax (i); (iv)                      34           (3)         --
    Minimum Unfunded Pension Liability, Net of Income Tax (vii)              (2)          --          --
                                                                       ----------------------------------
Comprehensive Income                                                        384          362         522
                                                                       ==================================

(C)  CONSOLIDATED BALANCE SHEET
                                                                           2002                            2001
------------------------------------------------------------ ----------------------------------------------------------
                                                                Canadian           US            Canadian           US
                                                                    GAAP         GAAP                GAAP         GAAP
                                                             --------------------------     --------------------------
Assets
    Accounts Receivable (iii)                                        988          990                 609          616
    Property, Plant and Equipment, Net (ii)                        4,863        5,064               4,170        4,424
    Deferred Charges and Other Assets (i); (vi)                       69           70                  28           51

Liabilities and Shareholders' Equity
    Accounts Payable and Accrued Liabilities (iii); (v)            1,194        1,200                 773          780
    Long-Term Debt (i); (vi)                                       1,844        2,575               1,484        2,242
    Future Income Tax Liabilities (i); (ii)                          873          876                 869          878
    Preferred Securities (i)                                         724           --                 724           --
    Retained Earnings (i); (ii); (v)                               1,069        1,280                 697          965
    Cumulative Foreign Currency Translation

      Adjustment (iv)                                                115           --                  94           --
    Accumulated Other Comprehensive Income (i);(iv)                   --           92                  --           60
                                                             ----------------------------------------------------------

(D)  CONSOLIDATED STATEMENT OF CASH FLOWS

Under US principles, dividends on preferred securities of $72 million (2001 - $70 million; 2000 - $68 million) that are included in financing activities would be reported in operating activities.

Under US principles, geological and geophysical costs of $80 million (2001 - $79 million; 2000 - $74 million) that are included in investing activities would be reported in operating activities.

(E)  CHANGES IN ACCOUNTING PRINCIPLES

MARK-TO-MARKET

On October 25, 2002, we adopted EITF 02-03, which eliminated mark-to-market accounting as previously defined by EITF 98-10. Mark-to-market accounting was eliminated for our marketing inventories and transportation contracts. We have adopted this change as described in note 1(r). Under EITF 98-10 our results would have been:

                                                    2002
---------------------------------------------------------
Net Income
    As Reported                                      352
      Mark-to-Market on inventory and
      transportation, net of income taxes              4
                                                  -------
    Adjusted                                         356
                                                  =======
Earnings per Common Share ($/share)
    Basic as Reported                               2.88
                                                  -------
    Adjusted                                        2.91
                                                  -------
    Diluted as Reported                             2.84
                                                  -------
    Adjusted                                        2.88
                                                  -------

GOODWILL

On January 1, 2002, we adopted Financial Accounting Standards Board (FASB) Statement No.142, which eliminates goodwill amortization but instead requires annual impairment testing. No goodwill impairment writedowns were required during the year. Our unamortized goodwill at January 1, 2002 was $36 million. The following shows the adjusted net income and earnings per common share had the new standard been applied in 2001 and 2000:

                                                    2002      2001   2000
---------------------------------------------------------------------------
 Net Income
    As Reported                                      352      365     522
      Add: Goodwill Amortization                       -        6       5
                                                  -------------------------
    Adjusted                                         352      371     527
                                                  =========================

 Earnings Per Common Share ($/share)
    Basic as Reported                               2.88     3.03    4.17
    Adjusted                                        2.88     3.07    4.22
                                                  -------------------------

    Diluted as Reported                             2.84     2.99    4.12
    Adjusted                                        2.84     3.04    4.16
                                                  -------------------------

(F)  RECENT DEVELOPMENTS IN US ACCOUNTING STANDARDS

In June 2001, FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 requires recognition of a liability for the future retirement obligations associated with our property, plant and equipment. These obligations are initially measured at fair value, which is the discounted future value of the liability. This fair value is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until we expect to settle the retirement obligation. FAS 143 is effective for all fiscal years beginning after June 15, 2002. The impact on our financial statements at January 1, 2003, is as follows:

(Cdn$ millions)                                                                 Increase /(Decrease)
-----------------------------------------------------------------------------------------------------
Consolidated Balance Sheet
    Property, Plant and Equipment                                                                123
    Asset Retirement Obligation                                                                  185
    Future Income Tax Liability                                                                  (25)

Consolidated Statement of Income
    Cumulative Effect of Change in Accounting Principle, Net of Income Taxes                      37
    Depreciation, Depletion and Amortization, Net of Income Taxes                                  2
                                                                                ---------------------


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures we must make about our obligations under certain guarantees that we have issued. It also requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. Adoption of these provisions will not have a material impact on our financial position or results of operations. The disclosure requirements are effective for annual or interim periods ending after December 15, 2002.

In January 2003, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 has no material impact on us, as we do not plan to adopt the fair value method of accounting for stock options at the current time. We have included the required disclosures in Note 8 to these financial statements.

The following standards issued by the FASB do not impact us:

o Statement No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective for financial statements issued on or after May 15, 2002;

o Statement No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities", effective for exit or disposal activities initiated after December 31, 2002; and

o Statement No. 147 - "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", effective for acquisitions on or after October 1, 2002.

o Interpretation No. 46 - "Consolidation of Variable Interest Entities", effective for financial statements issued after January 31, 2003.


NOTES:

i. Under US principles, the preferred securities are classified as long-term debt rather than shareholders' equity. The pre-tax dividends are included in interest expense, and the related income tax is included in the provision for income taxes in the Consolidated Statement of Income. The related pre-tax issue costs are included in deferred charges and other assets rather than as an after-tax charge to retained earnings. The foreign-currency translation gains or losses are included in other comprehensive income in the Consolidated Balance Sheet. The pre-tax dividends are included in operating activities in the Consolidated Statement of Cash Flows.

ii. Under US principles, the liability method of accounting for income taxes was adopted in 1993 rather than January 1, 2000, as described in Note 13. Under US principles, the adjustment on initial adoption was included in property, plant and equipment rather than retained earnings. This increases depreciation expense under US principles.

iii. On January 1, 2001, Nexen adopted FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as modified by Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 133). FAS 133 requires us to recognize all derivative instruments on the balance sheet as either an asset or a liability measured at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. For cash flow hedges, changes in the fair value of derivatives that are designated as hedges are recognized in earnings in the same period as the hedged item. Any fair value change in a derivative before that period is recognized on the balance sheet and in other comprehensive income. For fair value hedges, both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. Any changes in the fair value are reflected net in earnings. Included in both accounts receivable and accounts payable at December 31, 2002 is $2 million (2001 - $7 million) related to fair value hedges. The hedges convert fixed prices for physical delivery of natural gas into a floating price through a fixed to floating swap. The impact on earnings is immaterial.

iv. Under US principles, exchange gains and losses arising from the translation of our net investment in self-sustaining foreign operations are included in comprehensive income. Additionally, exchange gains and losses from translation of our US-dollar long-term debt, net of income taxes, is included in comprehensive income as it has been designated as a hedge of the our foreign net investment. Cumulative amounts are included in accumulated other comprehensive income in the Consolidated Balance Sheet.

v. Under US principles, a derivative and a cash instrument cannot be designated in combination as a net investment hedge. Changes in fair value and foreign exchange gains and losses on our US $37 million currency swap (see note 6) are included in earnings.

vi. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets.

vii. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in comprehensive income and accrued pension liabilities.

viii. Under US principles, gains and losses on the disposition of assets are shown as operating expenses rather than revenues.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY FINANCIAL DATA IN ACCORDANCE WITH CANADIAN AND US GAAP

(Cdn$ millions)                                                         QUARTER ENDED
----------------------------------------------------------------------------------------------------------
                                            March 31          June 30      September 30      December 31
                                          2002    2001     2002    2001    2002     2001    2002     2001
                                       -------------------------------------------------------------------
Net Sales                                  541     729      644     692     716      666     705      506
                                       ===================================================================
Operating Profit
   Oil and Gas(1)                           97     304      184     278     223      152     185       28
   Syncrude(2)                              20      26        9      23      47       23      40       26
   Chemicals                                 3       6        4      13      11       17       9       11
                                       -------------------------------------------------------------------
                                           120     336      197     314     281      192     234       65
Interest and Other Corporate(3)             24      45       43      40      36       33      48       35
Income Tax Expense(4)                       31     116       53     114      88       74      57       --
                                       -------------------------------------------------------------------
Net Income in Accordance
   with Canadian GAAP                       65     175      101     160     157       85     129       30
US GAAP Adjustment                         (23)    (22)     (22)    (21)    (23)     (21)    (32)     (21)
                                       -------------------------------------------------------------------
Net Income in Accordance
   with US GAAP                             42     153       79     139     134       64      97        9
                                       ===================================================================
Per Common Share ($/share)
   Net Income
     (Canadian GAAP)                      0.44     1.38    0.74    1.25    1.20     0.62    0.96     0.16
   Net Income
     (US GAAP)                            0.35     1.27    0.65    1.15    1.09     0.53    0.79     0.08
Dividends Declared(5)                    0.075    0.075   0.075   0.075   0.075    0.075   0.075    0.075
                                       -------------------------------------------------------------------
Common Share Prices ($/share)
   Toronto Stock Exchange
     High                                39.75    39.90   42.50   40.65   42.18    41.50   37.78    35.21
     Low                                 29.70    31.00   37.20   32.40   34.34    28.10   31.00    29.51
   New York Stock Exchange
     High (US$)                          25.11    25.77   28.04   26.61   27.71    26.12   23.85    22.39
     Low (US$)                           18.57    20.69   23.30   20.60   21.70    17.95   19.79    18.73
                                       -------------------------------------------------------------------

Notes:
(1) A loss of $21 million was recorded on the disposition of non-operated oil and gas properties during the fourth quarter of 2002.

(2) Plant turnarounds and unplanned coker maintenance in the second quarter of 2002 increased operating costs.

(3) A gain of $13 million was recorded on the disposition of our Moose Jaw Asphalt operation during the first quarter of 2002.

(4) The fourth quarter of 2001 includes a statutory tax rate adjustment for provincial rate reductions in Canada.

(5) In February 2003, the Board of Directors declared a regular quarterly dividend of $0.075 per common share, payable April 1, 2003, to shareholders of record on March 10, 2003.

(6) At December 31, 2002, there were 1,372 registered holders of common shares and 122,965,830 common shares outstanding.

OIL AND GAS NETBACKS

(Sales prices, per unit costs and netbacks are calculated using our working interest production before royalties.)

($/boe) 2002
-------------------------------------------------------------------------------------------------------------------------
                                Yemen        Canada           US    Australia       Other     Syncrude             Total
                            --------------------------------------------------------------------------      -------------
Sales                           38.80         27.90        34.21        40.30       38.96        40.89             35.14
Royalties and other            (20.45)        (6.53)       (5.82)       (7.88)     (16.48)       (0.36)           (12.56)
Operating expense               (1.95)        (5.70)       (9.09)       (9.76)      (6.21)      (19.09)            (5.48)
In-country taxes                (4.81)           --           --           --          --           --             (2.10)
                            --------------------------------------------------------------------------      -------------
Cash netback                    11.59         15.67        19.30        22.66       16.27        21.44             15.00
                            ==========================================================================      =============

($/boe) 2001
-------------------------------------------------------------------------------------------------------------------------
                                Yemen         Canada          US    Australia       Other     Syncrude             Total
                            --------------------------------------------------------------------------      -------------
Sales                           35.05         26.60        39.42        38.71       37.37        39.90             33.28
Royalties and other            (18.66)        (6.26)       (6.85)       (2.36)      (7.07)       (1.72)           (11.40)
Operating expense               (1.62)        (4.87)       (6.01)      (13.50)      (8.07)      (19.43)            (4.88)
In-country taxes                (4.40)           --           --           --          --           --             (1.95)
                            --------------------------------------------------------------------------      -------------
Cash netback                    10.37         15.47        26.56        22.85       22.23        18.75             15.05
                            ==========================================================================      =============

($/boe) 2000
-------------------------------------------------------------------------------------------------------------------------
                                Yemen         Canada          US    Australia       Other     Syncrude             Total
                            --------------------------------------------------------------------------      -------------
Sales                           40.53         31.10        42.43        41.05       40.12        44.84             38.05
Royalties and other            (22.14)        (7.48)       (7.70)          --       (8.62)       (7.75)           (13.67)
Operating expense               (1.42)        (4.57)       (5.00)       (6.92)      (7.58)      (18.36)            (4.22)
In-country taxes                (5.30)           --           --           --          --           --             (2.34)
                            --------------------------------------------------------------------------      -------------
Cash netback                    11.67         19.05        29.73        34.13       23.92        18.73             17.82
                            ==========================================================================      =============

OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following oil and gas information is provided in accordance with the US Financial Accounting Standards Board Statement No. 69 "Disclosures about Oil and Gas Producing Activities".

A.    RESERVE QUANTITY INFORMATION

Our net proved reserves and changes in those reserves are disclosed below. The net proved reserves represent management's best estimate of proved oil and natural gas reserves after royalties. We assess 100% of our reserves estimates internally each year and at least 80% of the reserves have been assessed by independent consultants.


Estimates of conventional crude oil and natural gas proved reserves are determined through analysis of geological and engineering data, demonstrating with reasonable certainty that they are recoverable from known oil and gas fields under economic and operating conditions that exist at year-end. See Critical Accounting Policies and Business Risk Management sections in Item 7 for a discussion of reserves estimation and the related risks.

                                                                                                  United                   Other
                                                    Total             Yemen(1)      Canada        States   Australia   Countries(2)
                                         ------------------------------------------------------------------------------------------
Oil reserves are in mmbbls and           Conventional
natural gas reserves in bcf                Oil     Gas   Syncrude(3)    Oil     Oil     Gas    Oil     Gas       Oil         Oil
-----------------------------------------------------------------------------------------------------------------------------------
Proved Developed and Undeveloped
Reserves(4)
                                         ------------------------------------------------------------------------------------------
December 31, 1999                          291     614        188       104     150     455     19     159         8          10
                                         ------------------------------------------------------------------------------------------
Revisions of Previous Estimates             26      39         --        20       6      18      1      21        (1)         --
Purchases of Reserves in Place               7       3         --        --       5      --     --       3         2          --
Sales of Reserves In Place                  (5)     (1)        --        --      (1)     (1)    --      --        --          (4)
Extensions and Discoveries                  26     101         19         2      22      86      2      15        --          --
Production                                 (45)    (83)        (4)      (19)    (16)    (49)    (4)    (34)       (4)         (2)
                                         ------------------------------------------------------------------------------------------
December 31, 2000                          300     673        203       107     166     509     18     164         5           4
                                         ------------------------------------------------------------------------------------------
Revisions of Previous Estimates              1      --         --         7     (14)     (1)     2       1         1           5
Purchases of Reserves in Place               2      64         --        --       2       3     --      61        --          --
Sales of Reserves in Place                  --      (2)        --        --      --      (2)    --      --        --          --
Extensions and Discoveries                  53     146         34        17      21      91     11      55        --           4
Production                                 (47)    (90)        (6)      (20)    (18)    (54)    (3)    (36)       (4)         (2)
                                         ------------------------------------------------------------------------------------------
December 31, 2001                          309     791        231       111     157     546     28     245         2          11
                                         ------------------------------------------------------------------------------------------
Revisions of Previous Estimates             (6)    (10)       (12)      (14)      7      (6)     1      (4)       --          --
Purchases of Reserves in Place              --       1         --        --      --       1     --      --        --          --
Sales of Reserves in Place                  (6)     (1)        --        --      (2)     (1)    --      --        --          (4)
Extensions and Discoveries                  72     103         13        23      10      31     32      72         5           2
Production                                 (45)    (81)        (6)      (20)    (16)    (47)    (3)    (34)       (4)         (2)
                                         ------------------------------------------------------------------------------------------
December 31, 2002                          324     803        226       100     156     524     58     279         3           7
                                         ==========================================================================================
Proved Developed Reserves(5)
December 31, 2000                          223     613        183        77     120     463     17     150         5           4
                                         ==========================================================================================
December 31, 2001                          223     676        212        70     126     505     18     171         2           7
                                         ==========================================================================================
December 31, 2002                          246     702        196        61     131     487     46     215         3           5
                                         ==========================================================================================

Notes:
(1) Under the terms of the Masila production sharing contract, production is divided into cost recovery oil and profit oil. Cost recovery oil provides for the recovery of all our costs and those of our partners. Remaining production is profit oil, which is shared between the partners and the Government of Yemen based on production rates, with the partners' share ranging from 20% to 33%. The Government's share of profit oil represents their royalty interest and an amount for income taxes payable in Yemen. Yemen's net proved reserves include our share of future cost recovery and profit oil after the Government's royalty interest but before reserves relating to income taxes payable. Under this method, reported reserves will increase as oil prices decrease (and vice versa) since the barrels necessary to achieve cost recovery change with prevailing oil prices.

(2) Represents reserves in Nigeria and Colombia. (2001 - Nigeria and Colombia; 2000 - Nigeria; 1999 - Nigeria and Ecuador.)

(3) US Securities and Exchange Commission regulations define these reserves as mining-related and not part of conventional oil and gas reserves. For management purposes, we view these reserves and their development as integral to our oil and gas operations. These reserves are not considered in the standardized measure of discounted future net cash flows, which follows. In 2002, Syncrude moved to generic royalty terms that provide for a royalty of 25% on net revenues after all costs have been recovered, subject to a minimum 1% gross royalty. Under this royalty regime, reported reserves will increase as oil prices decrease (and vice versa) since the barrels necessary to recover costs change with prevailing oil prices.

(4) "Proved" oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and natural gas liquids that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions. Reserves are considered "proved" if they can be produced economically, as demonstrated by either actual production or conclusive formation tests.

(5) "Proved developed" oil and gas reserves are expected to be recovered through existing wells with existing equipment and operating methods.

B.   CAPITALIZED COSTS

                                                                                  Accumulated
                                                                                Depreciation,
                                                     Proved        Unproved     Depletion and      Capitalized
(Cdn$ millions)                                  Properties      Properties      Amortization            Costs
------------------------------------------------------------ ---------------- ---------------- ----------------
December 31, 2002
    Yemen                                             2,024              30             1,646             408
    Canada                                            2,882             216             1,137           1,961
    United States                                     2,061             125               959           1,227
    Australia                                           209               -               184              25
    Other Countries                                     251              54               198             107
    Syncrude                                            628               -               139             489
                                                 ----------- ---------------- ---------------- ----------------
    Total                                             8,055             425             4,263           4,217
                                                 =========== ================ ================ ================

December 31, 2001
    Yemen                                             1,808              31             1,491             348
    Canada                                            2,750             117               913           1,954
    United States                                     1,522             114               848             788
    Australia                                           167               -               144              23
    Other Countries                                     267               4               166             105
    Syncrude                                            487               -               127             360
                                                 ----------- ---------------- ---------------- ----------------
    Total                                             7,001             266             3,689           3,578
                                                 =========== ================ ================ ================

December 31, 2000
    Yemen                                             1,544              11             1,314             241
    Canada                                            2,344             153               729           1,768
    United States                                     1,154              88               723             519
    Australia                                           151               -                90              61
    Other Countries                                     184              61               126             119
    Syncrude                                            429               -               118             311
                                                 ----------- ---------------- ---------------- ----------------
    Total                                             5,806             313             3,100           3,019
                                                 =========== ================ ================ ================

C.   COSTS INCURRED

 (Cdn$ millions)                                       Total                          Conventional Oil and Gas
------------------------------------------------------------------------------------------------------------------------------
                                           Conventional                                          United                 Other
                                            Oil and Gas      Syncrude        Yemen     Canada    States  Australia  Countries
                                          ---------------------------   ------------------------------------------------------
 Year Ended December 31, 2002
   Property Acquisition Costs
      Proved                                          4            --           --          4        --        --          --
      Unproved                                       31            --           --         --        31        --          --
   Exploration Costs                                228            --           22         60        85         3          58
   Development Costs                              1,077           141          209        258       541        46          23
                                          ---------------------------   ------------------------------------------------------
                                                  1,340           141          231        322       657        49          81
                                          ===========================   ======================================================
Year Ended December 31, 2001
   Property Acquisition Costs
      Proved                                        122            --           --          7       115        --          --
      Unproved                                       37            --           19         --        18        --          --
   Exploration Costs                                374            --           25         84       179        12          74
   Development Costs                                691            60          185        367       120        (4)         23
                                          ---------------------------   ------------------------------------------------------
                                                  1,224            60          229        458       432         8          97
                                          ===========================   ======================================================
Year Ended December 31, 2000
   Property Acquisition Costs
      Proved                                         35            --           --         28         4         3          --
      Unproved                                       39            --           --         --        31        --           8
   Exploration Costs                                261            --           15         65       112        19          50
   Development Costs                                485            37           98        297        81        --           9
                                          ---------------------------   ------------------------------------------------------
                                                    820            37          113        390       228        22          67
                                          ===========================   ======================================================

D.   RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

(Cdn$ millions)                                     Total                                Conventional Oil and Gas
------------------------------------------------------------------------------------------------------------------------------
                                        Conventional                                        United                     Other
                                         Oil and Gas     Syncrude        Yemen    Canada    States    Australia    Countries
                                       --------------------------      -------------------------------------------------------
 Year Ended December 31, 2002
 Net Sales                                     1,984          245          789       656       296          165           78
 Production Costs                                428          115           86       176        94           50           22
 Exploration Expense                             189           --           21        38        82            3           45
 Depreciation, Depletion
   and Amortization                              634           13          149       253       133           53           46
 Other Expenses (Income)                          79            1            4        41        14            1           19
                                       --------------------------      -------------------------------------------------------
                                                 654          116          529       148       (27)          58          (54)
 Income Tax Provision (Recovery)                 238           37          188        59       (10)          19          (18)
                                       --------------------------      -------------------------------------------------------
 Results of Operations                           416           79          341        89       (17)          39          (36)
                                       ==========================      =======================================================

 Year Ended December 31, 2001
 Net Sales                                     1,918          225          711       647       358          141           61
 Production Costs                                363          114           71       155        66           52           19
 Exploration Expense                             265           --           25        44       101           13           82
 Depreciation, Depletion
   and Amortization                              550           12          111       227       116           65           31
 Other Expenses (Income)                          37            1            3        15         6           (2)          15
                                       --------------------------      -------------------------------------------------------
                                                 703           98          501       206        69           13          (86)
 Income Tax Provision (Recovery)                 283           32          185        90        27            5          (24)
                                       --------------------------      -------------------------------------------------------
 Results of Operations                           420           66          316       116        42            8          (62)
                                       ==========================      =======================================================

 Year Ended December 31, 2000
 Net Sales                                     2,077          199          752       698       382          167           78
 Production Costs                                297           98           58       135        55           27           22
 Exploration Expense                             173           --           14        40        60           23           36
 Depreciation, Depletion
   and Amortization                              588           12           90       233       139           86           40
 Other Expenses (Income)                          (3)          --           (3)       (4)        5            1           (2)
                                       --------------------------      -------------------------------------------------------
                                               1,022           89          593       294       123           30          (18)
 Income Tax Provision (Recovery)                 404           29          219       129        50           11           (5)
                                       --------------------------      -------------------------------------------------------
 Results of Operations                           618           60          374       165        73           19          (13)
                                       ==========================      =======================================================


E.   STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES
     THEREIN

The following disclosure includes estimates of net proved reserves and the period during which they are expected to be produced. Future cash inflows are computed by applying year-end prices to our after royalty share of estimated annual future production from proved conventional oil and gas reserves (excluding Syncrude). Future development and production costs to be incurred in producing and further developing the proved reserves are based on year-end cost indicators. Future income taxes are computed by applying year-end statutory-tax rates. These rates reflect allowable deductions and tax credits and are applied to the estimated pre-tax future net cash flows.

Discounted future net cash flows are calculated using 10% mid-period discount factors. The calculations assume the continuation of existing economic, operating and contractual conditions. However, such arbitrary assumptions have not proven to be the case in the past. Other assumptions could give rise to substantially different results.

We believe that this information does not in any way reflect the current economic value of our oil and gas producing properties or the present value of their estimated future cash flows as:

o    no economic value is attributed to probable and possible reserves;

o    use of a 10% discount rate is arbitrary; and

o    prices change constantly from year-end levels.

                                                                                             United                     Other
(Cdn$ millions)                                         Total          Yemen    Canada       States   Australia     Countries
------------------------------------------------------------------------------------------------------------------------------
December 31, 2002
Future Cash Inflows                                    18,687          4,662     9,067        4,516         144           298
Future Production and Development Costs                 4,892          1,177     2,568          913         108           126
Future Income Tax                                       3,650            790     1,976          863           -            21
                                                 ------------   --------------------------------------------------------------
Future Net Cash Flows                                  10,145          2,695     4,523        2,740          36           151
10% Discount Factor                                     3,776            819     2,081          818           1            57
                                                 ------------   --------------------------------------------------------------
Standardized Measure                                    6,369          1,876     2,442        1,922          35            94
                                                 ============   ==============================================================
December 31, 2001
Future Cash Inflows                                    10,337          3,068     5,034        1,880          64           291
Future Production and Development Costs                 4,123            880     1,943        1,000          64           236
Future Income Tax                                       1,520            661       751           96           -            12
                                                 ------------   --------------------------------------------------------------
Future Net Cash Flows                                   4,694          1,527     2,340          784           -            43
10% Discount Factor                                     1,607            385     1,004          202           -            16
                                                 ------------   --------------------------------------------------------------
Standardized Measure                                    3,087          1,142     1,336          582           -            27
                                                 ============   ==============================================================
December 31, 2000
Future Cash Inflows                                    15,173          3,552     8,113        3,166         220           122
Future Production and Development Costs                 3,574            741     2,103          550         112            68
Future Income Tax                                       3,783            897     2,093          760          18            15
                                                 ------------   --------------------------------------------------------------
Future Net Cash Flows                                   7,816          1,914     3,917        1,856          90            39
10% Discount Factor                                     2,825            507     1,835          474           4             5
                                                 ------------   --------------------------------------------------------------
Standardized Measure                                    4,991          1,407     2,082        1,382          86            34
                                                 ============   ==============================================================


CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

(Cdn$ millions)                                                                  2002       2001      2000
-----------------------------------------------------------------------------------------------------------
Beginning of Year                                                               3,087      4,991     3,801
Sales and Transfers of Oil and Gas Produced, Net of Production Costs           (1,158)    (2,012)   (1,425)
Net Changes in Prices and Production Costs Related to Future Production         3,083     (2,871)    1,255
Extensions, Discoveries and Improved Recovery, Less Related Costs               1,929        691       536
Development Costs Incurred during the Period                                      322         61       341
Revisions of Previous Quantity Estimates                                          267        (33)      670
Accretion of Discount                                                             409        736       534
Purchases of Reserves in Place                                                      2        161       119
Sales of Reserves in Place                                                       (109)        (1)      (47)
Net Change in Income Taxes                                                     (1,463)     1,364      (793)
                                                                          ---------------------------------
End of Year                                                                     6,369      3,087     4,991
                                                                          =================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 2002, the Canadian firm of Deloitte & Touche LLP (Deloitte Canada) completed a transaction with the Canadian firm of Arthur Andersen LLP (Andersen Canada) to integrate partners and staff of Andersen Canada into Deloitte Canada. On July 11, 2002, our Board accepted the resignation of Andersen Canada and appointed Deloitte Canada as our auditors until the next Annual General Meeting.

There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF THE REGISTRANT

According to our Articles, Nexen must have between three and 15 directors. On February 13, 2003, the directors determined that from May 6, 2003, until changed, there will be ten directors.

Our By-Laws provide that directors will be elected at the annual general meeting of shareholders each year and will hold office until their successors have been duly elected. All of our current directors were elected at the last annual general meeting except for Mr. O'Neill, who was appointed by the Board on December 10, 2002. The following directors are management nominees for election to the Board.

This table shows each director's principal occupation or employment during the past five years and any other directorships they held in public companies as at February 13, 2003.

                                 PRINCIPAL OCCUPATION AND                                                           DIRECTOR
NAME (AGE)                       OTHER DIRECTORSHIPS                                                                   SINCE
-----------------------------------------------------------------------------------------------------------------------------
Charles W. Fischer (52)          President and Chief Executive Officer of Nexen.                                        2000
                                 Formerly, Executive Vice President and Chief Operating Officer.
-----------------------------------------------------------------------------------------------------------------------------
Dennis G. Flanagan (63)          Retired oil executive. Director of NAL Royalty Trust.                                  2000
-----------------------------------------------------------------------------------------------------------------------------
David A. Hentschel (69)          Retired Chairman and Chief Executive Officer of Occidental Oil and Gas
                                 Corporation. Consultant to Occidental Petroleum Corporation and a director of          1985
                                 Cimarex Energy Co.
-----------------------------------------------------------------------------------------------------------------------------
S. Barry Jackson (50)            Retired oil executive. Formerly, President and Chief Executive Officer and a           2001
                                 director of Crestar Energy Inc. Director and Executive Chairman of Resolute
                                 Energy Inc. and a director of TransCanada Pipelines Limited.
-----------------------------------------------------------------------------------------------------------------------------
Kevin J. Jenkins (46)            Formerly, President and Chief Executive Officer and a director of The Westaim          1996
                                 Corporation.
-----------------------------------------------------------------------------------------------------------------------------
Thomas C. O'Neill (57)           Retired Chairman of PwC Consulting. Formerly, Chief Executive Officer of PwC           2002
                                 Consulting. Prior to that, Chief Operating Officer of PricewaterhouseCoopers LLP,
                                 Global. Prior to that, Chief Executive Officer of PricewaterhouseCoopers LLP,
                                 Canada and, prior to that, Chairman and Chief Executive Officer of Price
                                 Waterhouse Canada. Director of BCE Inc. and Ontario Teachers' Pension Plan
                                 Board.
-----------------------------------------------------------------------------------------------------------------------------
Francis M. Saville, Q.C. (64)    Vice Chairman and Senior Partner of Fraser Milner Casgrain LLP, Barristers and         1994
                                 Solicitors. Director of Mullen Transportation Inc.
-----------------------------------------------------------------------------------------------------------------------------
Richard M. Thomson (69)          Retired banking executive. Director of the Toronto-Dominion Bank, Prudential           1997
                                 Financial Inc., INCO Limited, The Thomson Corporation, Trizec Properties Inc.
                                 and Stuart Energy Systems Inc.
-----------------------------------------------------------------------------------------------------------------------------
John M. Willson (63)             Retired President and Chief Executive Officer of Placer Dome Inc. Formerly,            1996
                                 President and Chief Executive Officer of Pegasus Gold Inc. Director of Finning
                                 International Inc. and PanAmerican Silver Corp.
-----------------------------------------------------------------------------------------------------------------------------
Victor J. Zaleschuk (59)         Retired President and Chief Executive Officer of Nexen. Director of Cameco             1997
                                 Corporation and Agrium Inc.
-----------------------------------------------------------------------------------------------------------------------------

Mr. Gordon R. Wittman, age 72, retired President, Chief Operating Officer and a director of Dupont Canada Inc., will not be standing for re-election to the Board, as he has reached Nexen's mandatory retirement age. Mr. Wittman has been a valued member of the Board since 1994. The Board and Management wish to thank Mr. Wittman for his dedicated service to Nexen and its shareholders.

INDEPENDENCE AND BOARD COMMITTEES

The following table summarizes the independence of Board members and sets out their Committee memberships as of February 13, 2003. Independence was affirmatively determined by the Board in reference to the categorical standards of independence adopted on February 13, 2003 (Categorical Standards). The Categorical Standards are attached as Schedule B to Nexen's Proxy Statement and Information Circular. The Categorical Standards are consistent with the Toronto Stock Exchange guidelines for "outside" and "unrelated" directors, provisions of the Sarbanes-Oxley Act of 2002 and proposed New York Stock Exchange rules.

                                                       CORPORATE                                             SAFETY,
                                        AUDIT AND      GOVERNANCE                COMPENSATION                ENVIRONMENT
                                        CONDUCT        AND                       AND HUMAN       RESERVES    AND SOCIAL
                                        REVIEW(1)      NOMINATING     FINANCE    RESOURCES       REVIEW      RESPONSIBILITY
------------------------------------------------------------------------------------------------------------ -----------------
OUTSIDE DIRECTORS
------------------------------------------------------------------------------------------------------------ -----------------
INDEPENDENT
------------------------------------------------------------------------------------------------------------ -----------------
   Dennis G. Flanagan (2)(3)                3              3             3                        Chair
------------------------------------------------------------------------------------------------------------ -----------------
   David A. Hentschel                     Chair                                     3               3               3
------------------------------------------------------------------------------------------------------------ -----------------
   S. Barry Jackson(4)                      3                                       3               3               3
------------------------------------------------------------------------------------------------------------ -----------------
   Kevin J. Jenkins(2)                                     3           Chair        3                               3
------------------------------------------------------------------------------------------------------------ -----------------
   Thomas C. O'Neill(2)                     3              3                        3                               3
------------------------------------------------------------------------------------------------------------ -----------------
   Francis M. Saville, Q.C.                              Chair           3                          3               3
------------------------------------------------------------------------------------------------------------ -----------------
   Richard M. Thomson(2)(5)                 3              3             3          3
------------------------------------------------------------------------------------------------------------ -----------------
   John M. Willson                                                       3        Chair             3               3
------------------------------------------------------------------------------------------------------------ -----------------
   Gordon R. Wittman                        3              3                        3                             Chair
------------------------------------------------------------------------------------------------------------ -----------------

   NOT INDEPENDENT
------------------------------------------------------------------------------------------------------------ -----------------
   Victor J. Zaleschuk(6)                                  3             3          3               3
------------------------------------------------------------------------------------------------------------ -----------------

INSIDE DIRECTORS
------------------------------------------------------------------------------------------------------------ -----------------
NOT INDEPENDENT
------------------------------------------------------------------------------------------------------------ -----------------
   Charles W. Fischer(7)
------------------------------------------------------------------------------------------------------------ -----------------
MEETINGS IN 2002                            6              5             5          4               3               4
------------------------------------------------------------------------------------------------------------ -----------------


Notes:

(1) All members of the Audit and Conduct Review Committee are also independent under additional requirements for audit committee members.

(2)  Qualifies as a "financial expert" under US regulatory requirements.

(3)  Mr. Flanagan is a member of the Audit Committee of NAL Royalty Trust.

(4) Mr. Jackson is Executive Chairman of Resolute Energy Inc. (Resolute). Annual sales from Resolute to Nexen are minimal in respect to Nexen, but represent more than 1% and less than 5% of the annual revenues of Resolute. As this exceeds the limit of presumed independence set out in section 2 of the Categorical Standards, the directors who are presumed independent considered the circumstances of the relationship between Nexen and Resolute, as allowed for under section 3 of the Categorical Standards. They determined that the relationship was not material and Mr. Jackson was deemed to be independent. Among the circumstances considered by the directors were: the ongoing competitive market for the commodities purchased and the services provided by Nexen; the commodity prices are based on indices at various delivery points, the price for services is competitive and both are negotiated at arms-length; and Mr. Jackson had no involvement in the negotiation of the purchase and services agreements. The directors also confirmed that Mr. Jackson met the additional independence requirements applicable to members of the Audit and Conduct Review Committee.

(5) Mr. Thomson is a member of the Audit Committee of one other public company, Trizec Properties Inc.

(6) Mr. Zaleschuk is not independent as he was the President and Chief Executive Officer of Nexen until May 31, 2001. He will be independent after June 1, 2006.

(7) Mr. Fischer is not independent as he is the President and Chief Executive Officer of Nexen.

During 2002, there were nine meetings and two resolutions in writing of the Board. There was 100% attendance at all Board and Committee meetings.

COMMITTEE RESPONSIBILITIES

Each Committee makes regular reports to the Board and, if required, other Committees, concerning its activities. Each Committee is authorized to engage independent counsel or other advisors as needed. Below is a description of the responsibilities of each of the Board Committees.

The AUDIT AND CONDUCT REVIEW COMMITTEE assists the Board in fulfilling its oversight responsibilities with respect to (i) the integrity of the annual and quarterly financial statements to be provided to shareholders and regulatory bodies; (ii) Nexen's compliance with accounting and finance based legal and regulatory requirements; (iii) the independent auditor's qualifications and independence; (iv) the system of internal accounting and financial reporting controls that management has established; and (v) the performance of the internal and external audit process and the independent auditor. In addition, the Committee provides an avenue for communication between each of internal audit, the independent auditors, financial and senior management and the Board.

The CORPORATE GOVERNANCE AND NOMINATING COMMITTEE assists the Board in fulfilling its oversight responsibilities with respect to (i) the development and implementation of principles and systems for the management of corporate governance; and (ii) identifying qualified candidates and recommending nominees for director and board committee appointments.

The FINANCE COMMITTEE assists the Board in fulfilling its oversight responsibilities with respect to (i) financial policies and strategies including capital structure; (ii) financial risk management practices; and (iii) transactions or circumstances which could materially affect Nexen's financial profile.

The COMPENSATION AND HUMAN RESOURCES COMMITTEE assists the Board in fulfilling its oversight responsibilities with respect to (i) human resources policies;
(ii) executive management compensation; and (iii) executive management succession and development.

The RESERVES REVIEW COMMITTEE assists the Audit and Conduct Review Committee and the Board in fulfilling their oversight responsibilities with respect to the annual review of Nexen's petroleum and natural gas reserves.

The SAFETY, ENVIRONMENT AND SOCIAL RESPONSIBILITY COMMITTEE assists the Board in fulfilling its oversight responsibilities with respect to due diligence in the development and implementation of systems for the management of safety, environment and social responsibility.

Mandates for each of the Committees are reviewed annually and updated, as appropriate, to reflect current responsibilities and practices. The mandates for all of the Committees of the Board, together with the Board Mandate and the Chair Mandate/Position Description, are attached as Schedule C to Nexen's Proxy Statement and Information Circular.

ETHICS POLICY

Pursuant to Nexen's Ethics Policy all directors, officers and employees must demonstrate a commitment to ethical business practices and behaviour in all business relationships, both within and outside of Nexen. No employee, regardless of his or her position, is ever expected to commit an unethical, dishonest or illegal act or to instruct other employees to do so. We confirm that our Ethics Policy has been adopted as a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller. Any waivers of or changes to the Ethics Policy must be approved by the Board and appropriately disclosed.

Our Ethics Policy is available on our internet website at www.nexeninc.com and it is our intention to provide disclosure in this manner.

AUDIT AND CONDUCT REVIEW COMMITTEE REPORT

The Audit and Conduct Review Committee is directly responsible for the appointment (subject to shareholder approval), compensation and oversight of the independent auditors. The independent auditors report directly to the Committee. The Committee has a clear understanding with the independent auditors that they must maintain an open and transparent relationship with the Committee and that the ultimate accountability of the independent auditors is to the Committee, as representatives of the shareholders. A copy of the mandate of the Committee is included in Schedule C to Nexen's Proxy Statement and Information Circular.

The Committee is composed of six directors, all of whom are independent pursuant to Nexen's categorical standards which include the additional requirements for independence of audit committee members set out in the Sarbanes-Oxley Act of 2002.

Management is responsible for Nexen's internal controls and financial reporting process. The independent auditors are responsible for performing and reporting on an independent audit of Nexen's Consolidated Financial Statements in accordance with generally accepted auditing standards. The Committee's responsibility is to monitor and oversee these processes.

In connection with their responsibilities, the Committee:

o met with management and the independent auditors to review and discuss the December 31, 2002 Consolidated Financial Statements;

o discussed with the independent auditors the matters required by Canadian regulators in accordance with Section 5751 of the General Assurance and Auditing Standards of the Canadian Institute of Chartered Accountants "Communications with Those Having Oversight Responsibility for the Financial Reporting Process" and by US regulators in accordance with the Statement on Auditing Standards No. 61 "Communication with Audit Committees" issued by the American Institute of Certified Public Accountants;

o received written disclosures from the independent auditors required by the US Securities and Exchange Commission in accordance with the Independence Standards Board Standard No. 1 "Independence Discussions with Audit Committees"; and

o    discussed with the independent auditors that firm's independence.

CHANGE IN AUDITOR

On June 3, 2002, the Canadian firm of Deloitte & Touche LLP completed a transaction with the Canadian firm of Arthur Andersen LLP to integrate partners and staff of Arthur Andersen LLP (Canada) into Deloitte & Touche LLP (Canada). On July 11, 2002, our Board accepted the resignation of Arthur Andersen LLP (Canada) and appointed Deloitte & Touche LLP (Canada) as Nexen's auditors until the next Annual General Meeting.


AUDIT FEES

Total audit related fees billed by Nexen's independent auditors, Deloitte & Touche LLP, during 2002 were:

o $550,000 for the annual audit of Nexen's Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K;

o $31,000 for the second and third quarter reviews of Nexen's consolidated financial statements included in our Form 10-Qs for the periods ended June 30, 2002 and September 30, 2002, respectively;

o $231,500 for the annual audits of subsidiary financial statements and employee benefit plans; and

o    $4,000 for comfort letters to commissions.

Total audit related fees billed by Nexen's former independent auditors, Arthur Andersen LLP, during 2002 were:

o $13,000 for the first quarter review of Nexen's consolidated financial statements included in our Form 10-Q for the period ended March 31, 2002; and

o    $88,300 for comfort letters to commissions.


FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

Deloitte & Touche LLP did not provide any financial information systems design and implementation services as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X under US federal securities laws for the fiscal year ended December 31, 2002.


ALL OTHER FEES

Total fees billed by Deloitte & Touche LLP for other services during 2002 were:

o    $72,550 for tax return preparation assistance and tax-related consultation.

Total fees billed by Arthur Andersen LLP for other services during 2002 were:

o    $106,601 for tax preparation assistance and tax-related consultation; and

o $62,900 for assisting the internal audit group with its evaluation of the implementation of an enterprise-wide resource system.

GENERAL

The Committee considered and is of the view that the provision of services by Deloitte & Touche LLP described in "All Other Fees" above is compatible with maintaining that firm's independence.

Based on the Committee's discussions with management and the independent auditors, and its review of the representations of management and the independent auditors, the Committee recommended that the Board include the audited Consolidated Financial Statements in Nexen's Annual Report on Form 10-K for the year ended December 31, 2002.

Submitted on behalf of the Audit and Conduct Review Committee:

                                                David A. Hentschel, Chair
                                                Dennis G. Flanagan
                                                S. Barry Jackson
                                                Thomas C. O'Neill
                                                Richard M. Thomson
                                                Gordon R. Wittman

DIRECTOR COMPENSATION

Since January 1, 2000, all directors who are not employees are paid:

o an annual retainer of $28,100 for services on the Board and $1,800 for each Board meeting attended; and

o an annual retainer of $9,100 for service on each Committee and $1,800 for each Committee meeting attended.

The Chair of the Board is paid an annual retainer of $108,000 and the Chair of each Committee is paid an additional annual retainer of $5,300. Director compensation was last reviewed in December 2001. At that time, retainers and fees were not increased.

In 2001, a Deferred Share Unit (DSU) plan was approved as an alternative form of compensation for non-employee directors. Under the plan, eligible directors may elect, on an annual basis, to receive all or part of their fees in the form of DSUs, rather than cash. A DSU is a bookkeeping entry which tracks the value of one Nexen common share. DSUs are not paid out until the director leaves the Board, thereby providing an ongoing equity stake in Nexen during the director's term of service. Payments of DSUs may be made in cash or in Nexen common shares purchased on the open market at the time of payment.

In December 2002, all directors who were not employees of Nexen were granted 5,500 stock options, except for the Chair of the Board, who was granted 8,300 stock options. The exercise price of the options was $33.93 and the options expire December 9, 2007.


EXECUTIVE OFFICERS OF THE REGISTRANT

Past positions, in order from most recent to earliest, are set out for officers who have not held their current executive positions with Nexen for more than 5 years. Start dates are indicated for officer positions with Nexen.

                                                                                          EFFECTIVE DATE OF         EXECUTIVE
OFFICER (AGE)                   CURRENT AND PAST POSITION(S) WITH NEXEN                    CURRENT POSITION     OFFICER SINCE
-------------------------------------------------------------------------------------------------------------------------------
Charles W. Fischer (52)         President and Chief Executive Officer and a Director           June 1, 2001              1994
                                Formerly: Executive Vice President and Chief
                                Operating
                                Officer since May 14, 1997
-------------------------------------------------------------------------------------------------------------------------------
Marvin F. Romanow (47)          Executive Vice President and Chief Financial Officer           June 1, 2001              1997
                                Formerly: Senior Vice President, Finance since
                                February 19, 1999
                                Vice President, Finance and Chief Financial Officer
                                since February 27, 1998
                                Vice President, Finance since June 17, 1997
-------------------------------------------------------------------------------------------------------------------------------
Laurence Murphy (52)            Senior Vice President, International Oil and Gas            January 1, 1999              1998
                                Formerly: Vice President, International since
                                February 27, 1998
                                President and General Manager of Yemen Operations
-------------------------------------------------------------------------------------------------------------------------------
John B. McWilliams(1) (55)      Senior Vice President, General Counsel and Secretary           May 11, 1993              1987
-------------------------------------------------------------------------------------------------------------------------------

                                                                                          EFFECTIVE DATE OF         EXECUTIVE
OFFICER (AGE)                   CURRENT AND PAST POSITION(S) WITH NEXEN                    CURRENT POSITION     OFFICER SINCE
-------------------------------------------------------------------------------------------------------------------------------
Douglas B. Otten (60)           Senior Vice President, United States Oil and Gas               May 12, 1998              1990
                                Formerly: Senior Vice President since May 14, 1997
-------------------------------------------------------------------------------------------------------------------------------
Thomas A. Sugalski (1)(59)      Senior Vice President, Chemicals                               May 10, 1994              1988
-------------------------------------------------------------------------------------------------------------------------------
Roger D. Thomas (50)            Senior Vice President, Canadian Oil and Gas               February 19, 1999              1998
                                Formerly: Vice President, Canada since May 12, 1998
                                Vice President since January 1, 1998
-------------------------------------------------------------------------------------------------------------------------------
Nancy F. Foster (43)            Vice President, Human Resources and Corporate                 July 11, 2000              2000
                                Services
                                Formerly: Division Vice President,
                                Finance - Canadian Oil and Gas
                                General Manager, Human Resources
                                Corporate Manager, Planning and Development
-------------------------------------------------------------------------------------------------------------------------------
Gary H. Nieuwenburg (44)        Vice President, Synthetic Crude                               July 11, 2002              2001
                                Formerly: Vice President, Corporate Planning and
                                Business Development since February 16, 2001
                                Division Vice President, Exploration and
                                Production - Canadian Oil and Gas
                                Division Vice President, Exploration and
                                Production Technology - Canadian Oil and Gas
-------------------------------------------------------------------------------------------------------------------------------
Kevin J. Reinhart (44)          Vice President, Corporate Planning and Business               July 11, 2002              1994
                                Development
                                Formerly: Treasurer since October 20, 1998
                                Controller since May 10, 1994
-------------------------------------------------------------------------------------------------------------------------------
Una M. Power(2) (38)            Treasurer                                                     July 11, 2002              1998
                                Formerly: Controller and Director, Corporate
                                Insurance since May 2, 2002
                                Controller and Director, Risk Management since
                                December 1, 1998
                                Manager, Financial Reporting
-------------------------------------------------------------------------------------------------------------------------------
Michael J. Harris (39)          Controller                                                December 10, 2002              2002
                                Formerly: Manager, Corporate Finance - Treasury
                                Division Vice President, Finance - International
------------------------------- ------------------------------------------------------- -------------------- -----------------

Notes:
(1) Officer has held the same executive position with Nexen for more than 5 years.

(2) Ms. Power concurrently maintained her position as Controller until December 10, 2002.

(3)  The term of office of each executive officer is determined by the Board.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

This table summarizes the compensation earned by Nexen's Chief Executive Officer and the four highest compensated officers other than the Chief Executive Officer.

                                              Annual Compensation             Long-Term Compensation
                                   ---------- --------------- --------------- ------------------------
                                                                                      Awards
                                                                              ------------------------
                                                                                           Restricted
                                                                              Securities   Shares or
                                                                              Underlying   Restricted      All Other
                                                               Other Annual     Options    Share          Compensation
    Name and Principal              Salary        Bonus(1)     Compensation     Granted      Units            ($)
         Position           Year      ($)          ($)             ($)            (#)         ($)
--------------------------------------------------------------------------------------------------------------------------
Charles W. Fischer          2002     637,500         300,000       --             100,000     --                 38,250(3)
President and Chief         2001     540,667         400,000       --             105,000     --                 32,440(3)
Executive Officer           2000     430,000         700,000(2)    --              70,000     --                 25,800(3)
--------------------------------------------------------------------------------------------------------------------------
Marvin F. Romanow           2002     418,000         310,000       --              50,000     --                 25,080(3)
Executive Vice President    2001     376,333         225,000       --              60,000     --                 22,582(3)
and Chief Financial         2000     322,500         570,000(2)    --              50,000     --                 19,350(3)
Officer
--------------------------------------------------------------------------------------------------------------------------
Douglas B. Otten            2002     485,873         125,886        -              35,000     --      29,156(3)/ 63,005(4)
Senior Vice President,      2001     456,783         405,685       --              28,000     --      27,407(3)/ 79,874(4)
United States Oil and Gas   2000     422,372         218,854       --              40,000     --      10,985(3)/ 56,648(4)
--------------------------------------------------------------------------------------------------------------------------
Thomas A. Sugalski          2002     449,993         118,019       --              30,000     --      26,999(3)/ 60,889(5)
Senior Vice President,      2001     422,908         232,240       417,695(6)      25,000     --      25,374(3)/ 76,059(5)
Chemicals                   2000     390,547         194,870       --              35,000     --      15,290(3)/ 49,306(5)
--------------------------------------------------------------------------------------------------------------------------
Laurence Murphy             2002     346,000          90,000       --              35,000     --                 20,760(3)
Senior Vice President,      2001     329,250         180,000       --              28,000     --                 19,758(3)
International Oil and Gas   2000     311,250         162,000       --              40,000     --                 18,675(3)
--------------------------------------------------------------------------------------------------------------------------

Notes:
(1) Bonuses for a year are determined based on performance during the year and are paid to the employee in the following year. Bonuses are paid pursuant to the Incentive Compensation Plan. The bonuses indicated were the payments made in the year shown.

(2) Includes a special bonus of $400,000 in recognition of the successful share repurchase transaction with Occidental Petroleum Corporation.

(3)  Contributions to the Employee Savings Plan.

(4) Nexen contributed to a Qualified Defined Contribution Plan and a Restoration Plan with Nexen Petroleum U.S.A. Inc. for Mr. Otten.

(5) Nexen contributed to a Qualified Defined Contribution Plan in 2001 and 2002 for Mr. Sugalski. Nexen contributed to the Occidental Petroleum Corporation Senior Executive Supplemental Retirement Plan for Mr. Sugalski during 2000 and to the Nexen Chemicals U.S.A. Inc. Restoration Plan in 2001 and 2002.

(6) Represents a special settlement payment for termination from Occidental Petroleum Corporation Non-Qualified Executive Benefit Plans.

STOCK OPTIONS

Pursuant to Nexen's Stock Option Plan, the Board, on the recommendation of the Compensation and Human Resources Committee, may grant stock options to Nexen directors, officers and employees. Nexen does not receive any consideration when options are granted. The option exercise price is the market price of Nexen's common shares on the Toronto Stock Exchange for Canadian based employees or the New York Stock Exchange for US based employees, when the option is granted.

The Board determines the term of each option, to a maximum of ten years, and the vesting schedule. For all options granted before December 31, 2000, each option has a term of ten years; 20% of the grant vests after six months and then 20% more vests each year for four years on the anniversary of the grant. In February 2001, the Compensation and Human Resources Committee and the Board approved an amendment to the Stock Option Plan which sets out that each option granted has a term of five years and the options vest one-third each year over three years. Generally, if a change of control event occurs (as defined in the Stock Option
Plan), all issued but unvested options will become vested.

OPTION GRANTS DURING 2002

------------------------------------------------------------------------------------------------------------------------
                                                                                       Potential Realizable Value at
                                       % of Total                                      Assumed Annual Rates of Stock
                                      Options/Stock                                  Price Appreciation for Option Term
                        Securities    Appreciation                                   ----------------------------------
                        Underlying    Rights Granted
                         Options     to Employees in  Exercise or
                         Granted        Financial     Base Price(1)
        Name               (#)            Year        ($/Security)(2)  Expiration Date        5% ($)           10% ($)
------------------------------------------------------------------------------------------------------------------------
Charles W. Fischer       100,000          3.7             33.93        December 9, 2007      937,423          1,626,960
------------------------------------------------------------------------------------------------------------------------
Marvin F. Romanow         50,000          1.9             33.93        December 9, 2007      468,712           813,480
------------------------------------------------------------------------------------------------------------------------
Douglas B. Otten          35,000          1.3             21.89 (USD)  December 9, 2007      333,085           554,196
------------------------------------------------------------------------------------------------------------------------
Thomas A. Sugalski        30,000          1.1             21.89 (USD)  December 9, 2007      285,501           475,025
------------------------------------------------------------------------------------------------------------------------
Laurence Murphy           35,000          1.3             33.93        December 9, 2007      328,098           569,436
------------------------------------------------------------------------------------------------------------------------

Notes:

(1) Equal to the market value of securities underlying options on the date of grant.

(2)  All values in Canadian dollars unless otherwise noted.

OPTION EXERCISES DURING 2002 AND FINANCIAL YEAR-END OPTION VALUES

--------------------------------------------------------------------------------------------------------------------------
                                                                            Number of Securities     Value of Unexercised
                                                                          Underlying Unexercised  In-The-Money-Options at
                             Securities Acquired                            Options at Financial       Financial Year-end
                                     on Exercise      Value Realized(1)                 Year-end                   ($)(2)
Name                                         (#)                 ($)(2)                      (#)
                                                                        Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Charles W. Fisher                          8,000              204,000      328,100 / 211,300        2,799,840 / 292,360
--------------------------------------------------------------------------------------------------------------------------
Marvin F. Romanow                         13,000              297,270      134,400 / 127,600          881,360 / 176,940
-------------------------- ---------------------- -------------------- -------------------------- ------------------------
Douglas B. Otten                              --                   --      181,320 / 76,480         1,885,964 / 102,216
-------------------------- ---------------------- -------------------- -------------------------- ------------------------
Thomas A. Sugalski                        62,000            1,246,850      114,500 / 67,500           716,827 /  96,514
-------------------------- ---------------------- -------------------- -------------------------- ------------------------
Laurence Murphy                               --                   --      134,520 / 76,480         1,014,722 / 117,118
-------------------------- ---------------------- -------------------- -------------------------- ------------------------

Notes:
(1)  Equals market price at the time of the exercise minus exercise price.

(2)  All values in Canadian dollars.

BENEFIT PLANS

All named executive officers, except Mr. Sugalski and Mr. Otten, are members of Nexen's Defined Benefit Pension Plan and of the Executive Benefit Plan.

DEFINED BENEFIT PENSION PLAN

Under this plan, participants must contribute 3% of their regular gross earnings, up to an allowable maximum, to the pension plan. Upon retirement, they receive a benefit equal to 1.7% of their average earnings for the 36 highest paid consecutive months during the ten years before retirement, multiplied by the number of years of credited service. The plan is integrated with the Canada Pension Plan (CPP) in order to provide a maximum offset of one-half of the CPP benefit.

Pension benefits earned prior to January 1, 1993 will be indexed on an ad hoc basis. Pension benefits earned after December 31, 1992 will be indexed at an amount equal to the greater of:

o 75% of the increase in the Canadian Consumer Price Index less 1% to a maximum of 5%; and

o    25% of the increase in the Canadian Consumer Price Index.

Nexen contributed $1.9 million to the Defined Benefit Pension Plan in 2002.

EXECUTIVE BENEFIT PLAN

The plan provides supplemental benefits to the extent that benefits under the pension plan are limited by statutory guidelines.

ESTIMATED PENSION BENEFIT

This table shows the estimated annual pension an executive officer who retired on December 31, 2002 would receive, assuming that the amount in the Summary Compensation Table above is the officer's final average salary. It includes benefits from both the Defined Benefit Pension Plan and Executive Benefit Plan and assumes a retirement age of 65. The normal form of benefit paid from this plan is joint life with 66 2/3% to the surviving spouse.

                                                                YEARS OF SERVICE
                          ---------------------------------------------------------------------------------------------
       REMUNERATION               5            10            15           20           25            30           35
  ---------------------------------------------------------------------------------------------------------------------
         $300,000              $24,824       $49,648      $74,472      $99,296      $124,120     $148,944     $173,768
  ---------------------------------------------------------------------------------------------------------------------
         $350,000              $29,074       $58,148      $87,222     $116,296      $145,370     $174,444     $203,518
  ---------------------------------------------------------------------------------------------------------------------
         $400,000              $33,324       $66,648      $99,972     $133,296      $166,620     $199,944     $233,268
  ---------------------------------------------------------------------------------------------------------------------
         $450,000              $37,574       $75,148     $112,722     $150,296      $187,870     $225,444     $263,018
  ---------------------------------------------------------------------------------------------------------------------
         $500,000              $41,824       $83,648     $125,472     $167,296      $209,120     $250,944     $292,768
  ---------------------------------------------------------------------------------------------------------------------
         $550,000              $46,074       $92,148     $138,222     $184,296      $230,370     $276,444     $322,518
  ---------------------------------------------------------------------------------------------------------------------
         $600,000              $50,324      $100,648     $150,972     $201,296      $251,620     $301,944     $352,268
  ---------------------------------------------------------------------------------------------------------------------
         $650,000              $54,574      $109,148     $163,722     $218,296      $272,870     $327,444     $382,018
  ---------------------------------------------------------------------------------------------------------------------
         $700,000              $58,824      $117,648     $176,472     $235,296      $294,120     $352,944     $411,768
  ---------------------------------------------------------------------------------------------------------------------
         $750,000              $63,074      $126,148     $189,222     $252,296      $315,370     $378,444     $441,518
  ---------------------------------------------------------------------------------------------------------------------
         $800,000              $67,324      $134,648     $201,972     $269,296      $336,620     $403,944     $471,268
  ---------------------------------------------------------------------------------------------------------------------
         $850,000              $71,574      $143,148     $214,722     $286,296      $357,870     $429,444     $501,018
  ---------------------------------------------------------------------------------------------------------------------
         $900,000              $75,824      $151,648     $227,472     $303,296      $379,120     $454,944     $530,768
  ---------------------------------------------------------------------------------------------------------------------
         $950,000              $80,074      $160,148     $240,222     $320,296      $400,370     $480,444     $560,518
  ---------------------------------------------------------------------------------------------------------------------
        $1,000,000             $84,324      $168,648     $252,972     $337,296      $421,620     $505,944     $590,268
  ---------------------------------------------------------------------------------------------------------------------
        $1,050,000             $88,574      $177,148     $265,722     $354,296      $442,870     $531,444     $620,018
  ---------------------------------------------------------------------------------------------------------------------
        $1,100,000             $92,824      $185,648     $278,472     $371,296      $464,120     $556,944     $649,768
  ---------------------------------------------------------------------------------------------------------------------
        $1,150,000             $97,074      $194,148     $291,222     $388,296      $485,370     $582,444     $679,518
  ---------------------------------------------------------------------------------------------------------------------
        $1,200,000            $101,324      $202,648     $303,972     $405,296      $506,620     $607,944     $709,268
  ---------------------------------------------------------------------------------------------------------------------

An executive officer's average earnings for purposes of the plan includes stated salary and the lesser of the eligible target incentive bonus or the actual incentive bonus paid.

Messrs. Fischer, Romanow and Murphy have 18.58, 15.50 and 16.67 years of credited service, respectively.

EMPLOYEE SAVINGS PLAN

The Summary Compensation Table includes Nexen's contribution to the savings plan made on behalf of executive officers. All regular employees may participate in our Employee Savings Plan. Through payroll deductions, employees may contribute any percentage of their regular earnings to purchase Nexen common shares and/or mutual fund units. Nexen matches employee contributions to a maximum of 6% of regular earnings. The extent of matching is based on the investment option selected and the employee's length of participation in the plan. The full amount of Nexen's contribution is invested in common shares and is fully vested immediately. Employee and employer contributions may be allocated to registered or non-registered accounts.

CHANGE OF CONTROL AGREEMENTS

Nexen has entered into Change of Control Agreements with Messrs. Fischer, Romanow, Otten, Sugalski, Murphy and other key executives. The agreements were effective October 1999, amended December 2000 and amended and restated December 2001. The agreements recognize that these executives are critical to Nexen's ongoing business. They recognize the need to retain the executives, protect them from employment interruption due to a change in control and treat them in a fair and equitable manner, consistent with industry standards.

For the purposes of these agreements, a change of control includes any acquisition of common shares or other securities that carry the right to cast more than 35% of the votes attaching to all common shares and, in general, any event, transaction or arrangement which results in a person or group exercising effective control of Nexen.

If the named executives are terminated following a change in control, they will be entitled to receive salary and benefits for a specified severance period. For Mr. Fischer and Mr. Romanow, the severance period is 36 months. They may also terminate their employment on a voluntary basis following a change of control with severance periods of 36 and 30 months, respectively. For Messrs. Otten, Sugalski and Murphy, the severance period is 30 months.

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

Nexen maintains a directors' and officers' liability insurance policy for the benefit of our directors and officers. The policy provides coverage for costs incurred to defend and settle claims against its directors and officers to an annual limit of US $125 million with a US $1 million deductible per occurrence. The cost of coverage for 2002 was approximately US $0.3 million.

REPORT OF THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

The Compensation and Human Resources Committee administers Nexen's Incentive Compensation Plan, Stock Option Plan, Stock Appreciation Rights Plan and Pension Plan. It reviews and approves executive management's recommendations for the annual salaries, bonuses and grants of stock options and stock appreciation rights. The Committee consists of eight directors, seven who are independent pursuant to Nexen's categorical standards and one who is not independent. Both Mr. Hentschel and Mr. Zaleschuk were formerly President and Chief Executive Officer of Nexen (Mr. Hentschel over five years ago). The Committee reports to the Board and the Board gives final approval to compensation matters.

POLICIES OF THE COMMITTEE

Nexen is committed to pay for performance, improved shareholder returns and external competitiveness. These principles are factored into the design, development and administration of our compensation programs, as directed by the Committee.

The Committee believes maximizing shareholder return is the most important measure of success. At the operational level, this translates primarily into net income, cash flow and net asset value growth. At the corporate headquarters level, this results from successful implementation of necessary strategic change. The Committee recognizes the need to attract and retain a stable and focused leadership capable of managing Nexen's operations, finances and assets. As appropriate, the Committee rewards exceptional individual contributions with highly competitive compensation.

To ensure competitiveness, Nexen hires various independent compensation consulting firms to compare our executive compensation practices to our peers, primarily major Canadian oil and gas and, where relevant, chemical and marketing companies.

Our compensation program has three components: salary, annual cash incentives and long-term incentives.

BASE SALARIES

To determine base salaries, Nexen maintains a framework of job levels based on internal comparability and external market data. The Committee's goal is to provide total cash compensation for our top performing employees between the 50th and 75th percentile as compared to our peers.

ANNUAL INCENTIVES

The Board approves any annual cash incentives awarded under the Annual Incentive Plan. The Committee determines the total amount of cash available for annual incentive awards by evaluating a combination of financial and non-financial criteria, including net income, operating cash flow and specific strategic goals outlined in a balanced scorecard. The primary indicators, net income and cash flow, are commonly used metrics in our industry and each represents one-third of the overall assessment. The qualitative assessment of the balanced scorecard performance indicators provides a comprehensive evaluation and accounts for the final one-third of the overall performance assessment. Individual target award levels increase in relation to job responsibilities so that the ratio of at-risk versus fixed compensation is greater for higher levels of management. Individual awards are intended to reflect a combination of overall Nexen, personal and business unit performance, along with market competitiveness.

The incentive plan is reviewed annually to ensure the plan continues to attract, motivate, reward and retain the high performing and high potential employees needed to achieve Nexen's business objectives, while reflecting long-term fiscal responsibility to our shareholders.

STOCK AND LONG-TERM INCENTIVES

The Board believes that employees should have a stake in Nexen's future and that their interest should be aligned with the interest of our shareholders. To this end, Nexen's contributions to employee savings plans are made in Nexen common shares. In addition, the Committee selects those directors, officers and employees whose decisions and actions can most directly impact business results to participate in the Stock Option Plan and the Stock Appreciation Rights Plan.

Under these plans, participating directors, officers and employees receive grants of stock options or stock appreciation rights as a long-term incentive to increase shareholder value. The grants have a five-year term and vest one-third each year of the first three years of the term on the anniversary date of the grant. Awards of stock options and stock appreciation rights are supplementary to the Annual Incentive Plan and are intended to increase the pay-at-risk component for senior management.

The Stock Appreciation Rights Plan was introduced in 2001. For employees at or below mid-level department managers, these rights are typically granted instead of stock options.

To determine the number of stock options available for distribution, we consider market information on stock options and the impact of the program on shareholders. The focus in 2002 was on providing differentiated awards based on performance, potential and retention risk.

Nexen's Stock Option Plan sets out that options granted to non-officer directors will not exceed 0.25% of total outstanding shares. The Stock Option Plan also sets out the total options granted and shares reserved for issuance under stock-based compensation arrangements will not exceed 10% of the total outstanding shares.

Nexen maintains share ownership guidelines for executive officers as a way of aligning executive and shareholder interests. The Chief Executive Officer, Chief Financial Officer and other executive officers are expected to own shares representing three, two and one times annual base salary, respectively. In determining compliance with the guidelines, share ownership includes the net value of exercisable options.

PRESIDENT AND CHIEF EXECUTIVE OFFICER COMPENSATION

Competitive compensation information for our President and Chief Executive Officer is determined based on assessments conducted by independent compensation consulting firms which compare similar positions in oil and gas and in the broader industrial sector. Target total cash compensation (base salary plus incentive bonus) is at the low end of the range of the oil and gas comparator group.

The award to Mr. Fischer under the Annual Incentive Plan, is a percentage of his target bonus based on the composite performance rating approved by the Board which takes into account the three components of the plan, the first two being the targets for net income and cash flow and the last one being a qualitative assessment. The qualitative assessment includes a scorecard of targets for growth and operating performance, such as net asset value growth, cost management, safety record, production volumes and reserve growth, among others. An important measure in the scorecard is the extent to which the operations were conducted in an environmentally safe and socially responsible manner.

Annual salary increases for Mr. Fischer are based on his performance against key objectives using a broad selection of criteria including the following:

o    overall achievement of corporate/financial performance;

o    achievement of strategic objectives;

o    progress on long term objectives;

o    team building and succession planning;

o    visionary leadership; and

o    social responsibility.

Based on the Board assessment of Mr. Fischer's achievement of objectives in 2001, his base salary was increased to $650,000 in 2002 and he was awarded a bonus of $300,000 under the Annual Incentive Plan.

Mr. Fischer was also granted options to purchase 100,000 shares at an exercise price of $33.93 under the Nexen Stock Option Plan. Awards under the Stock Option Plan are a direct link to the stock performance and form a part of the competitive overall compensation package.

Submitted on behalf of the Compensation and Human Resources Committee:

                                                     Mr. John M. Willson, Chair
                                                     Mr. David A. Hentschel
                                                     Mr. S. Barry Jackson
                                                     Mr. Kevin J. Jenkins
                                                     Mr. Thomas C. O'Neill
                                                     Mr. Richard M. Thomson
                                                     Mr. Gordon R. Wittman
                                                     Mr. Victor J. Zaleschuk

NEW SHARE PERFORMANCE GRAPH

The following graph shows changes in the past five year period, ending December 31, 2002, in the value of $100 invested in our common shares, compared to the S&P/TSX Composite Index (previously known as the TSE 300 Composite Index), the S&P/TSX Energy Sector Index (as a replacement for the TSX Oil and Gas Index) and the S&P/TSX Oil & Gas Exploration & Production Index (as a replacement for TSX Oil and Gas Producers Index) as at December 31, 2002. Our common shares are included in each of these indices.


                           TOTAL RETURN INDEX VALUES

                              [LINE GRAPH OMITTED]

                                         1997          1998         1999          2000          2001          2002
------------------------------------------------------------------------------------------------------------------------
Nexen Inc.                              100.00        49.79         90.38        118.27        100.25        111.36
S&P/TSX Energy Sector Index             100.00        70.12         88.96        131.39        140.47        159.77
S&P/TSX Oil & Gas Explor. & Prod.
Index                                   100.00        70.21         85.92        126.34        130.42        151.51
S&P/TSX Composite Index                 100.00        98.42        129.63        139.23        121.73        106.59


        Assuming an investment of $100 and the reinvestment of dividends

OLD SHARE PERFORMANCE GRAPH

The following graph shows changes in the past five year period, ending December 31, 2002, in the value of $100 invested in our common shares, compared to the S&P/TSX Composite Index (previously known as the TSE 300 Composite Index) and the TSX Oil and Gas and TSX Oil and Gas Producers Indices as at December 31, 2002. Our common shares are included in each of these indices.

In 2004, Nexen intends to abandon the TSX Oil and Gas and the TSX Oil and Gas Producers Indices as they will not be maintained after May 2003 and they are not accessible to shareholders. Nexen will continue to compare its shares to each of the indices shown on the previous page, being the S&P/TSX Composite Index, the S&P/TSX Energy Sector Index (as a replacement for the TSX Oil and Gas Index) and the S&P/TSX Oil & Gas Exploration & Production Index (as a replacement for TSX Oil and Gas Producers Index).

                           TOTAL RETURN INDEX VALUES

                              [LINE GRAPH OMITTED]

                                   1997          1998          1999          2000          2001          2002
------------------------------------------------------------------------------------------------------------------
Nexen Inc.                        100.00         49.79         90.38        118.27        100.25        111.36
TSX Oil and Gas Producers
Index                             100.00         69.59         85.26        124.89        129.12        150.09
TSX Oil and Gas Index             100.00         70.15         89.27        131.43        140.64        159.95
S&P/TSX Composite Index           100.00         98.42        129.63        139.23        121.73        106.59


        Assuming an investment of $100 and the reinvestment of dividends

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Nexen's common shares are the only class of voting securities of Nexen. Based upon information known to Nexen, the following table sets out the beneficial ownership of each person or group who beneficially owns (pursuant to SEC Regulations) more than 5% of the voting securities of Nexen as of December 31, 2002.

                                                    # OF SHARES
                                                   BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                   OWNED     % OF CLASS
---------------------------------------------------------------- --------------
Jarislowsky Fraser Limited                         19,781,235(2)          16.1
Suite 2005, 1010 Sherbrooke Street West
Montreal, Quebec, Canada, H3A 2R7
---------------------------------------------------------------- --------------
Ontario Teachers' Pension Plan Board               19,720,418(3)          16.0
5650 Yonge Street
Toronto, Ontario, Canada, M2M 4H5
---------------------------------------------------------------- --------------
Capital Research and Management Co.                 9,052,520(4)           7.4
333 South Hope Street
Los Angeles, California, U.S.A., 90071-1447
---------------------------------------------------------------- --------------

Notes:
(1) Beneficial owners holding greater than 5% of the outstanding common shares of Nexen are derived from public sources. There may exist Beneficial owners who hold more than 5% of Nexen's common shares who are not subject to 13-D and 13-G filing requirements.

(2) Of the 19,781,235 beneficially owned, the beneficial owner has sole voting power over 18,638,418 shares; shared voting power over 1,142,817 shares; and sole dispositive power over all of the 19,781,235 shares.

(3) The beneficial owner has sole voting and dispositive power over all of the 19,720,418 shares.

(4) The beneficial owner has sole dispositive power over all of the 9,052,520 shares and disclaims beneficial ownership pursuant to Rule 13d-4.

SECURITY OWNERSHIP OF MANAGEMENT

As of January 31, 2003, the following directors, certain executive officers and all directors and executive officers as a group beneficially owned the following common shares of Nexen (which are the only voting securities):

                                                                NUMBER OF            EXERCISABLE
NAME OF BENEFICIAL OWNER                                           SHARES(1)       STOCK OPTIONS(1)(2)
------------------------------------------------------------------------------------------------------
Charles W. Fischer                                                 22,806                328,100
------------------------------------------------------------------------------------------------------
Dennis G. Flanagan                                                  3,001                 11,210
------------------------------------------------------------------------------------------------------
David A. Hentschel                                                  5,585                 19,210
------------------------------------------------------------------------------------------------------
S. Barry Jackson                                                    3,000                  2,210
------------------------------------------------------------------------------------------------------
Kevin J. Jenkins                                                    3,021                 19,210
------------------------------------------------------------------------------------------------------
Thomas C. O'Neill                                                   4,000                   None
------------------------------------------------------------------------------------------------------
Francis M. Saville, Q.C.                                            3,151                 19,210
------------------------------------------------------------------------------------------------------
Richard M. Thomson                                                 13,001                 28,832
------------------------------------------------------------------------------------------------------
John M. Willson                                                     5,001                 19,210
------------------------------------------------------------------------------------------------------
Gordon R. Wittman                                                   3,001                 19,210
------------------------------------------------------------------------------------------------------
Victor J. Zaleschuk                                                15,539                253,010
------------------------------------------------------------------------------------------------------
Laurence Murphy                                                    19,305                134,520
------------------------------------------------------------------------------------------------------
Douglas B. Otten                                                   12,148                181,320
------------------------------------------------------------------------------------------------------
Marvin F. Romanow                                                  12,006                144,400
------------------------------------------------------------------------------------------------------
Thomas A. Sugalski                                                     17                114,500
------------------------------------------------------------------------------------------------------
All directors and executive officers as a group (22 persons)      165,205              1,662,782
------------------------------------------------------------------------------------------------------

Notes:
(1) The number of shares and the number of stock options exercisable by each beneficial owner represents less than 1% of the class outstanding.

(2)  Includes all stock options exercisable within 60 days of January 31, 2003.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS

Mr. Saville, a director, is a senior partner of Fraser Milner Casgrain LLP, Barristers and Solicitors, Calgary, Alberta. This firm has rendered legal services to Nexen during each of the last five years. Mr. Saville is independent pursuant to the categorical standards adopted by Nexen. The categorical standards are attached as Schedule B to our Proxy Statement and Information Circular.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) within 90 days prior to the filing of this Form 10-K (Evaluation Date). They concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal controls and procedures with respect to our financial information. While we were not of the belief that our controls had any significant deficiencies or material weaknesses, it was determined that taking advantage of new proven systems technology could provide a competitive advantage. Accordingly, in 2002, we introduced a significant change in our internal controls implementing a Systems, Applications, and Products in Data Processing (SAP) system in Canada (January 1,
2002), in the Yemen Masila Project (April 1, 2002) and in the US (July 1, 2002). SAP is being implemented in other locations throughout 2003 and beyond. SAP is an integrated, real-time, multi-user, multi-location enterprise resource planning system, which focuses on financial and management accounting, and logistics. The conversion of data and the implementation and operation of SAP has been continually monitored and reviewed. Based on these evaluations, there were no significant deficiencies or material weaknesses in these internal controls requiring corrective action. As a result, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the Index to Financial Statements and Related Information under Item 8 of this report where these documents are listed.

Schedules and separate financial statements of subsidiaries are omitted for the reason that they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.


EXHIBITS

Exhibits filed as part of this report are listed below. Certain exhibits have been previously filed with the Commission and are incorporated in this Form 10-K by reference. Instruments defining the rights of holders of debt securities that do not exceed 10% of Nexen's consolidated assets have not been included. A copy of such instruments will be furnished to the Commission upon request.

3.5 Restated Certificate of Incorporation of the Registrant dated June 5, 1995, and Restated Articles of Incorporation (filed as Exhibit 3.5 to Form 10-K for the year ended December 31, 1995, filed by the Registrant).

3.6 Certificate of Amendment of the Articles of the Registrant dated May 9, 1996 (filed as Exhibit 3.6 to Form 10-K for the year ended December 31, 1996, filed by the Registrant).

3.7 Certificate of Amendment and Articles of Amendment of the Registrant dated November 2, 2000, with respect to the name change to Nexen Inc. (filed as Exhibit 3.7 to Form 10-K for the year ended December 31, 2000, filed by the Registrant).

3.8 By-Law No. 1 of the Registrant enacted February 15, 2002, being a by-law relating generally to the transaction of the business and affairs of the Registrant (filed as Exhibit 2 to Form 8A/A dated August 20, 2002, filed by the Registrant).

4.23 Indenture dated October 30, 1998, between the Registrant and IBJ Stirred Bank & Trust Company pertaining to the issuance of US $259 million, 9.75 per cent junior subordinated debentures ("preferred securities") due October 30, 2047, (filed as Exhibit 4.23 to Form 10-Q for the quarterly period ended March 31, 1999, filed by the Registrant).

4.24 Prospectus dated October 27, 1998, pertaining to US $259 million, 9.75 per cent preferred securities due October 30, 2047, (filed as Exhibit
         4.24 to Form 10-Q for the quarterly period ended March 31, 1999, filed by the Registrant).

4.25 Indenture dated February 9, 1999, between the Registrant and IBJ Whitehall Bank & Trust Company pertaining to the issuance of US $218 million, 9.375 per cent preferred securities due March 31, 2048, (filed as Exhibit 4.25 to Form 10-Q for the quarterly period ended March 31, 1999, filed by the Registrant).

4.26 Prospectus dated February 4, 1999, pertaining to US $218 million, 9.375 per cent preferred securities due March 31, 2048, (filed as Exhibit
         4.26 to Form 10-Q for the quarterly period ended March 31, 1999, filed by the Registrant).

4.29 Acquisition Agreement between the Registrant, Occidental Petroleum Corporation and Ontario Teachers' Pension Plan Board, dated March 1, 2000, (filed as Exhibit 4.29 to Form 10-K for the year ended December 31, 1999, filed by the Registrant).

4.32 Amended and Restated Loan Agreement of December 29, 1988, between the Registrant, the Toronto Dominion Bank, as Agent, and the Lenders, dated November 17, 2000, amending the amount of the facility to $400 million and providing for various conforming covenant amendments to the Loan Agreement dated April 14, 1997, (as restated) thereto (filed as Exhibit
         4.32 to Form 10-K for the year ended December 31, 2000, filed by the Registrant).

4.33 Restated Loan Agreement of April 14, 1997, between the Registrant, Toronto Dominion Bank, as Agent, and the Lenders dated October 16, 2000, reducing the amount of the facility to $975 million and splitting the loan into 364 day (40%) and six year term (60%) portions, and other various amendments thereto (filed as Exhibit 4.33 to Form 10-K for the year ended December 31, 2000, filed by the Registrant).

4.36 First Amending Agreement to the October 16, 2000 Restated Loan Agreement of April 14, 1997, between the Registrant, the Toronto Dominion Banks, as Agent, and the Lenders, dated July 31, 2001 (filed as Exhibit 4.36 to Form 10-K for the year ended December 31, 2001, filed by the Registrant).

4.37 First Amending Agreement to the November 17, 2000 Amended and Restated Loan Agreement of December 29, 1988, between the Registrant, the Toronto Dominion Bank, as Agent, and the Lenders, dated August 1, 2001 (filed as Exhibit 4.37 to Form 10-K for the year ended December 31, 2001, filed by the Registrant).

4.38 Second Amending Agreement to the October 16, 2000 Restated Loan Agreement of April 14, 1997, between the Registrant, the Toronto Dominion Banks, as Agent, and the Lenders, dated July 30, 2002.

4.39 Second Amending Agreement to the November 17, 2000 Amended and Restated Loan Agreement of December 29, 1988, between the Registrant, the Toronto Dominion Bank, as Agent, and the Lenders, dated July 31, 2002.

4.40 Amended and Restated Shareholder Rights Plan Agreement dated May 2, 2002 between the Corporation and CIBC Mellon Trust Company, as Rights Agent, which includes the Form of Rights Certificate as Exhibit A (filed as Exhibit 3 to Form 8-A/A dated August 20, 2002, filed by the Registrant).

4.41 Short Form Shelf Prospectus dated May 31, 2002, pertaining to US $500 million debt securities.

10.40 Amended and Restated Change of Control Agreements with Executive Officers dated during December, 2001 (filed as Exhibit 10.41 to Form 10-K for the year ended December 31, 2001, filed by the Registrant).

10.41 Indemnification Agreements made between the Registrant and its directors and officers during 2002.

11.2 Statement regarding the Computation of Per Share Earnings for the three years ended December 31, 2002.

16.1 Letter re change in certifying accountant (filed as Exhibit 16.1 to Form 8-K filed July 17, 2002 by the Registrant).

21       Subsidiaries of the Registrant.

23       Consent of Independent Chartered Accountants.

99.1 Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


REPORTS ON FORM 8-K

During the fourth quarter of 2002, Nexen did not file a Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2003.


                                       NEXEN INC.



                                       By: /s/ Charles W. Fischer
                                       -----------------------------------------
                                       Name:  Charles W. Fischer
                                       Title: President, Chief Executive Officer
                                              and Director (Principal Executive
                                              Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2003.

/s/ Dennis G. Flanagan                                          /s/ Charles W. Fischer
----------------------------------                              ------------------------------------------
Dennis G. Flanagan, Director                                    Charles W. Fischer
                                                                President, Chief Executive Officer
                                                                and Director (Principal Executive Officer)


/s/ Kevin J. Jenkins                                            /s/ Marvin F. Romanow
----------------------------------                              ------------------------------------------
Kevin J. Jenkins, Director                                      Marvin F. Romanow
                                                                Executive Vice President and Chief Financial
                                                                Officer (Principal Financial Officer)


/s/ David A. Hentschel                                          /s/ Michael J. Harris
----------------------------------                              ------------------------------------------
David A. Hentschel, Director                                    Michael J. Harris
                                                                Controller
                                                                (Principal Accounting Officer)


/s/ S. Barry Jackson                                            /s/ John B. Mcwilliams
----------------------------------                              ------------------------------------------
S. Barry Jackson, Director                                      John B. McWilliams
                                                                Senior Vice President, General Counsel
                                                                and Secretary


/s/ Thomas C. O'Neill
----------------------------------
Thomas C. O'Neill, Director


/s/ Francis M. Saville
----------------------------------
Francis M. Saville, Director


/s/ Richard M. Thomson
----------------------------------
Richard M. Thomson, Director


/s/ John M. Willson
----------------------------------
John M. Willson, Director


/s/ Gordon R. Wittman
----------------------------------
Gordon R. Wittman, Director


/s/ Victor J. Zaleschuk
----------------------------------
Victor J. Zaleschuk, Director

CERTIFICATIONS

I, Charles W. Fischer, President and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Nexen Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 24, 2003                 /s/ Charles W. Fischer
                                        ---------------------------------------
                                        Charles W. Fischer
                                        President, and Chief Executive Officer

CERTIFICATIONS

I, Marvin F. Romanow, Executive Vice-President, and Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Nexen Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 24, 2003                           /s/ Marvin F. Romanow
                                                   ----------------------------
                                                   Marvin F. Romanow
                                                   Executive Vice President,
                                                   and Chief Financial Officer