Form 10-Q
period 2003-03-31
NEXEN INC
filed 2003-05-12
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________


                          COMMISSION FILE NUMBER 1-6702


                                 [LOGO OMITTED]

                                   NEXEN INC.


                      Incorporated under the Laws of Canada
                                   98-6000202
                      (I.R.S. Employer Identification No.)

                              801 - 7th Avenue S.W.
                        Calgary, Alberta, Canada T2P 3P7
                            Telephone (403) 699-4000
                           Web site - www.nexeninc.com


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  [X]                      No ____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes  [X]                      No ____

On April 30, 2003, there were 123,285,023 common shares issued and outstanding.

                                   NEXEN INC.

                                     INDEX

PART I             FINANCIAL INFORMATION                                                           PAGE
       Item 1.     Unaudited Consolidated Financial Statements:

                        Unaudited Consolidated Statement of Income for the
                        Three Months Ended March 31, 2003 and 2002..............................     3

                        Unaudited Consolidated Balance Sheet as at March 31, 2003
                        and December 31, 2002...................................................     4

                        Unaudited Consolidated Statement of Cash Flows for the
                        Three Months Ended March 31, 2003 and 2002..............................     5

                        Unaudited Consolidated Statement of Shareholders' Equity for the
                        Three Months Ended March 31, 2003 and March 31, 2002....................     6

                        Notes to Unaudited Consolidated Financial Statements....................  7-16

       Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................................... 17-27

       Item 3.     Quantitative and Qualitative Disclosures about Market Risk...................    28

       Item 4.     Controls and Procedures......................................................    28

PART II            OTHER INFORMATION

       Item 4.     Submission of Matters to a Vote of Security Holders..........................    29

       Item 6.     Exhibits and Reports on Form 8-K.............................................    29

Unless we indicate otherwise, all dollar amounts ($) are in Canadian dollars, and production and reserves are our working interest before royalties. On March 31, 2003, the noon-day exchange rate for Cdn $1.00 was US $0.6806 as reported by the Bank of Canada. This report should be read in conjunction with our 2002 Annual Report on Form 10-K.

Below is a list of terms specific to the oil and gas industry. They are used throughout the Form 10-Q.

/d       =   per day                              mboe    =   thousand barrels of oil equivalent
bbl      =   barrel                               mmboe   =   million barrels of oil equivalent
mbbls    =   thousand barrels                     mcf     =   thousand cubic feet
mmbbls   =   million barrels                      mmcf    =   million cubic feet
mmbtu    =   million British thermal units        bcf     =   billion cubic feet
km       =   kilometre                            WTI     =   West Texas Intermediate
boe      =   barrels of oil equivalent            NGL     =   natural gas liquid

Oil equivalents are used to compare quantities of natural gas with crude oil by expressing them in a common unit. To calculate equivalents, we use 1 bbl = 6 mcf of natural gas.


Electronic copies of our filings with the Securities Exchange Commission (from November 8, 2002 onward) are available, free of charge, on our web site (www.nexeninc.com). Filings prior to November 8, 2002 are available, free of charge, upon request, by contacting our investor relations department at (403) 699-5931.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions

                                                                 2003      2002
--------------------------------------------------------------------------------
REVENUES
    Net Sales (Note 1)                                            834       541
    Marketing and Other (Note 1)                                  175       122
    Gain on Disposition of Assets                                  --        13
                                                            -------------------
                                                                1,009       676
                                                            -------------------
EXPENSES
    Operating                                                     204       186
    Transportation and Other (Note 1)                             130       116
    General and Administrative                                     37        38
    Depreciation, Depletion and Amortization                      191       180
    Exploration                                                    41        37
    Interest (Note 4)                                              28        23
                                                            -------------------
                                                                  631       580
                                                            -------------------

INCOME BEFORE INCOME TAXES                                        378        96
                                                            -------------------

PROVISION FOR INCOME TAXES
    Current                                                        56        45
    Future                                                         71       (14)
                                                            -------------------
                                                                  127        31
                                                            -------------------

NET INCOME                                                        251        65

DIVIDENDS ON PREFERRED SECURITIES, NET OF INCOME TAXES             11        11
                                                            -------------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                    240        54
                                                            ===================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)                                               1.95      0.44
                                                            ===================

    Diluted (Note 7)                                             1.94      0.44
                                                            ===================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions

                                                          MARCH 31  DECEMBER 31
                                                              2003         2002
-------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                           96           59
      Accounts Receivable (Note 2)                           1,665          988
      Inventories and Supplies (Note 3)                        174          256
      Other                                                     22           26
                                                         ----------------------
          Total Current Assets                               1,957        1,329

    PROPERTY, PLANT AND EQUIPMENT                            4,988        4,863
    GOODWILL                                                    36           36
    FUTURE INCOME TAX ASSETS                                   239          263
    DEFERRED CHARGES AND OTHER ASSETS                           79           69
                                                         ----------------------
                                                             7,299        6,560
                                                         ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 4)                            32           18
      Accounts Payable and Accrued Liabilities               1,736        1,194
      Accrued Interest Payable                                  23           39
      Dividends Payable                                          9            9
                                                         ----------------------
          Total Current Liabilities                          1,800        1,260
                                                         ----------------------

    LONG-TERM DEBT (Note 4)                                  1,812        1,844
    FUTURE INCOME TAX LIABILITIES                              935          873
    DISMANTLEMENT AND SITE RESTORATION                         188          191
    OTHER DEFERRED CREDITS AND LIABILITIES                      45           44
    SHAREHOLDERS' EQUITY (Note 6)
      Preferred Securities                                     724          724
      Common Shares, no par value
        Authorized: Unlimited
        Outstanding:     2003 - 123,137,779 shares
                         2002 - 122,965,830 shares             445          440
      Retained Earnings                                      1,300        1,069
      Cumulative Foreign Currency Translation
        Adjustment                                              50          115
                                                         ----------------------
          Total Shareholders' Equity                         2,519        2,348
                                                         ----------------------

COMMITMENTS AND CONTINGENCIES (Note 8)
                                                             7,299        6,560
                                                         ======================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions

                                                                  2003    2002
--------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income                                                     251      65
    Charges and Credits to Income not Involving Cash               271     153
    Exploration Expense                                             41      37
    Changes in Non-Cash Working Capital                            (66)   (199)
    Other                                                          (15)     24
                                                               ---------------
                                                                   482      80

FINANCING ACTIVITIES
    Proceeds from Long-Term Debt                                   124     793
    Repayment of Long-Term Debt                                     --    (420)
    Proceeds from (Repayment of) Short-Term Borrowings, Net         14     (51)
    Dividends on Preferred Securities                              (18)    (18)
    Dividends on Common Shares                                      (9)     (9)
    Issue of Common Shares                                           5      10
    Other                                                           --     (22)
                                                               ---------------
                                                                   116     283

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                 (325)   (323)
      Proved Property Acquisitions                                (164)     --
      Chemicals, Corporate and Other                                (4)    (24)
    Proceeds on Disposition of Assets                               --      29
    Changes in Non-Cash Working Capital                             (3)     19
                                                               ---------------
                                                                  (496)   (299)


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
SHORT-TERM INVESTMENTS                                             (65)      5
                                                               ---------------

INCREASE IN CASH AND SHORT-TERM INVESTMENTS                         37      69

CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF PERIOD               59      61
                                                               ---------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                     96     130
                                                               ===============

Interest Paid                                                       50      22
                                                               ===============

Income Taxes Paid                                                   54      40
                                                               ===============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
Cdn$ millions

                                                                                                  Cumulative
                                                                                                     Foreign
                                                                                                    Currency
                                                          Preferred        Common    Retained    Translation
                                                         Securities        Shares    Earnings     Adjustment
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002                                                724         440        1,069           115
    Exercise of Stock Options                                     --           1           --            --
    Issue of Common Shares                                        --           4           --            --
    Net Income                                                    --          --          251            --
    Dividends on Preferred Securities, Net of
      Income Taxes                                                --          --          (11)           --
    Dividends on Common Shares                                    --          --           (9)           --
    Translation Adjustment, Net of Income Taxes                   --          --           --           (65)
                                                       ------------------------------------------------------

MARCH 31, 2003                                                   724         445        1,300            50
                                                       ======================================================

                                                                                                  Cumulative
                                                                                                     Foreign
                                                                                                    Currency
                                                          Preferred        Common    Retained    Translation
                                                         Securities        Shares    Earnings     Adjustment
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001                                                724         389          697            94
    Exercise of Stock Options                                     --           5           --            --
    Issue of Common Shares                                        --           5           --            --
    Net Income                                                    --          --           65            --
    Dividends on Preferred Securities, Net of
      Income Taxes                                                --          --          (11)           --
    Dividends on Common Shares                                    --          --           (9)           --
    Translation Adjustment, Net of Income Taxes                   --          --           --            (1)
                                                       ------------------------------------------------------

MARCH 31, 2002                                                   724         399          742            93
                                                       ======================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted


1.   ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 10. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at March 31, 2003 and the results of our operations and our cash flows for the three months ended March 31, 2003 and 2002.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Actual results can differ from those estimates. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2003.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K. The accounting policies we follow are in Note 1 of the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.


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

We recorded the change to inventory prospectively as the effects on previous periods could not be determined. Inventories at October 25, 2002 were attributed a cost based on their market value on that date. Inventories purchased after October 25, 2002 have been recorded at cost. We removed the mark-to-market on our transportation contracts from earnings retroactively to the beginning of 2002. The impact on previous years was immaterial.


PRESENTATION OF TRANSPORTATION

During 2002, we adopted the new interpretation of the Emerging Issues Committee relating to the presentation of costs for which we are reimbursed. We pay for the transportation of the crude oil, natural gas and chemicals products that we market, and then bill our customers for the transportation. Under the new interpretation, this transportation is presented as a cost to us. Previously, we netted this cost against our revenue. We show these costs as transportation and other on the Unaudited Consolidated Statement of Income, resulting in the following increases:

                                                                   Three Months
                                                                  Ended March 31
                                                                   2003     2002
--------------------------------------------------------------------------------
Increase to:
   Net Sales                                                         10        8
   Marketing and Other                                              119      104

   Transportation and Other                                         129      112
                                                              ------------------

Certain comparative figures have been reclassified to ensure consistency with current year presentation.

2.   ACCOUNTS RECEIVABLE

                                                         March 31   December 31
                                                             2003          2002
--------------------------------------------------------------------------------
Trade
    Oil and Gas
      Marketing                                             1,252           574
      Other                                                   334           330
    Chemicals and Other                                        53            59
                                                     ---------------------------
                                                            1,639           963
 Non-Trade                                                     35            34
                                                     ---------------------------
                                                            1,674           997
 Allowance for Doubtful Accounts                               (9)           (9)
                                                     ---------------------------
                                                            1,665           988
                                                     ===========================

3.   INVENTORIES AND SUPPLIES

                                                         March 31   December 31
                                                             2003          2002
--------------------------------------------------------------------------------
Finished Products
    Oil and Gas
      Marketing                                                59           130
      Other                                                     3            --
    Chemicals and Other                                         6            13
                                                     ---------------------------
                                                               68           143
Work in Process                                                 6             6
Field Supplies                                                100           107
                                                     ---------------------------
                                                              174           256
                                                     ===========================

4.   LONG-TERM DEBT

                                                         March 31   December 31
                                                             2003          2002
--------------------------------------------------------------------------------
Unsecured Syndicated Term Credit Facilities                    73            --
Unsecured Redeemable Notes, due 2004 (a)                      331           355
Unsecured Redeemable Debentures, due 2006                     104           108
Unsecured Redeemable Medium Term Notes, due 2007              150           150
Unsecured Redeemable Medium Term Notes, due 2008              125           125
Unsecured Redeemable Notes, due 2028                          294           316
Unsecured Redeemable Notes, due 2032                          735           790
                                                     ---------------------------
                                                            1,812         1,844
                                                     ===========================

(A)  UNSECURED REDEEMABLE NOTES, DUE 2004

The Unsecured Redeemable Notes are due in February 2004. We intend to refinance this obligation with existing long-term debt facilities, and accordingly, it has not been included in current liabilities at March 31, 2003.

(B)  SHORT-TERM BORROWINGS

Occasionally, we sell the future proceeds of our accounts receivable; however, we retain a 10% exposure to related credit losses. At March 31, 2003, we sold $220 million of accounts receivable proceeds (December 31, 2002 - $178 million). The retained credit exposure of $22 million (December 31, 2002 - $18 million) is included in short-term borrowings.

(C)  INTEREST EXPENSE

                                                                  Three Months
                                                                 Ended March 31
                                                                  2003    2002
--------------------------------------------------------------------------------
 Long-Term Debt                                                     34      25
 Other                                                               2       1
                                                                ----------------
 Total                                                              36      26
    Less: Capitalized                                                8       3
                                                                ----------------
                                                                    28      23
                                                                ================

Capitalized interest relates to and is included as part of the cost of oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

5.   DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

In March 2003, we sold WTI and NYMEX gas forward contracts for the next 12 months to lock in a portion of our return on the purchase of the remaining 40% interest in the Aspen field. The forward contracts fix our price per bbl and our price per mmbtu of gas at the contract prices for the hedged volumes, less applicable price differentials. At March 31, 2003, the fair value of these instruments was $5 million. We will recognize the realized gains or losses on these contracts in the same periods as the hedged production is sold.

Hedged Volumes              Period                             Fixed Price (US$)
--------------------------------------------------------------------------------
 5,000 bbls/d               April 2003 - March 2004                   28.50/bbl
12,000 mmbtu/d              April 2003 - March 2004                  5.35/mmbtu

6.   SHAREHOLDERS' EQUITY

(A)  ESTIMATED FAIR VALUE OF STOCK

OPTIONS We use the intrinsic-value method of accounting for stock options. Under this method, no compensation expense is recognized for stock options granted to employees and directors. As required under GAAP, we also make certain pro forma disclosures as if the fair-value method of accounting was applied. The assumptions for the three months ended March 31, 2003 are the same as for the year ended December 31, 2002, as described in Note 8(f) to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.

The following shows our pro forma net income and earnings per common share had we applied the fair-value method of accounting to all stock options outstanding:

                                                                 Three Months
                                                                Ended March 31
                                                                 2003     2002
--------------------------------------------------------------------------------
 Net Income Attributable to Common Shareholders
    As Reported                                                   240       54
      Less: Fair Value of Stock Options                             6        6
                                                              ------------------
    Pro Forma                                                     234       48
                                                              ==================

 Earnings Per Common Share ($/share)
    Basic as Reported                                            1.95      0.44
                                                              ==================
    Pro Forma                                                    1.90      0.40
                                                              ==================

    Diluted as Reported                                          1.94      0.44
                                                              ==================
    Pro Forma                                                    1.89      0.39
                                                              ==================

(B)  DIVIDENDS

Dividends per common share for the three months ended March 31, 2003 were $0.075 (2002 - $0.075).

7.   EARNINGS PER COMMON SHARE

We calculate earnings per common share using Net Income Attributable to Common Shareholders and the weighted-average number of common shares outstanding. We calculate diluted earnings per common share using Net Income Attributable to Common Shareholders and the weighted-average number of diluted common shares outstanding.

                                                                  Three Months
                                                                 Ended March 31
(millions of shares)                                              2003     2002
-------------------------------------------------------------------------------
Weighted-average number of common shares outstanding             123.1    121.5
Shares issuable pursuant to stock options                          5.1      5.8
Shares to be purchased from proceeds of stock options             (4.4)    (4.5)
                                                                ---------------
Weighted-average number of diluted common shares outstanding     123.8    122.8
                                                                ===============

In calculating diluted earnings per common share, we excluded 4.2 million options (2002 - 2.9 million) because the exercise price was greater than the average market price of our common shares in those periods. During the periods presented, outstanding stock options were the only dilutive instrument.


8.   COMMITMENTS AND CONTINGENCIES

As described in Note 10 to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our consolidated financial position or results of operations.

9.   OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Syncrude and Chemicals in various geographic locations as described in Note 15 to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.

MARCH 31, 2003
(Cdn$ millions)
                                                                                                                 Corporate
                                                                                                                       and
                                                       Oil and Gas                           Syncrude  Chemicals     Other     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                 United                 Other
                                 Yemen   Canada  States  Australia  Countries(1) Marketing(2)
                                ------------------------------------------------------------
 Net Sales                         228      208     184         28         17            8         63         98       --        834
 Marketing and Other                --        1      --         --         --          181         --         --       (7)(3)    175
 Gain on Disposition of Assets      --       --      --         --         --           --         --         --       --         --
                                ----------------------------------------------------------------------------------------------------
 Total Revenues                    228      209     184         28         17          189         63         98       (7)     1,009
 Less: Expenses
  Operating                         21       40      21         13          4            7         32         66       --        204
  Transportation and Other          --       --       1         --         --          119         --         10       --        130
  General and Administrative         1        8       3         --          5            9         --          5        6         37
  Depreciation, Depletion and
  Amortization                      42       64      49          6          6            3          3         14        4        191
  Exploration                        2       18      15         --          6(4)        --         --         --       --         41
  Interest                          --       --      --         --         --           --         --         --       28         28
                                ----------------------------------------------------------------------------------------------------
 Income (Loss) before Income
  Taxes                            162       79      95          9         (4)          51         28          3      (45)       378
                                ==========================================================================================
 Less: Provision for Income
  Taxes(5)                                                                                                                       127
                                                                                                                              ------
 Net Income                                                                                                                      251
                                                                                                                              ======

 Identifiable Assets               601    2,179   1,561         54        146        1,506(6)     565        501      186      7,299
                                ====================================================================================================

 Capital Expenditures
  Development and Other             54      115      55         --          5           --         41          1        3        274
  Exploration                        1       18      25          1         10           --         --         --       --         55
  Proved Property Acquisitions      --       --     164(7)      --         --           --         --         --       --        164
                                ----------------------------------------------------------------------------------------------------
                                    55      133     244          1         15           --         41          1        3        493
                                ====================================================================================================


Notes:
(1) Includes results of operations from producing activities in Nigeria and Colombia.

(2) Includes results of operations from a natural gas-fired generating facility in Alberta. In 2002, these results were included in Corporate and Other.

(3) Includes interest income of $2 million and foreign exchange losses of $9 million.

(4)  Includes exploration activities primarily in Nigeria and Colombia.

(5)  Includes Yemen cash taxes of $51 million.

(6) Approximately 84% of Marketing's identifiable assets are accounts receivable.

(7) On March 27, 2003 we acquired the residual 40% interest in Aspen in the Gulf of Mexico for US $109 million.

MARCH 31, 2002
(Cdn$ millions)
                                                                                                                 Corporate
                                                                                                                       and
                                                       Oil and Gas                          Syncrude  Chemicals     Other(1)  Total
------------------------------------------------------------------------------------------------------------------------------------
                                                 United                 Other
                                 Yemen   Canada  States  Australia  Countries(2) Marketing
                                ----------------------------------------------------------
 Net Sales                         164      138      61         22         19         --         50         85          2      541
 Marketing and Other                --        1      --         --         --        117         --          1          3(3)   122
 Gain on Disposition of
 Assets                             --       --      --         --         --         --         --         --         13(4)    13
                                ----------------------------------------------------------------------------------------------------
 Total Revenues                    164      139      61         22         19        117         50         86         18      676
 Less: Expenses
  Operating                         19       41      23         14          5         --         27         55          2      186
  Transportation and Other          --       --      --         --         --        104         --         10          2      116
  General and Administrative         1        7       2         --          5          7         --          5         11       38
  Depreciation, Depletion and
    Amortization                    38       65      32         11         12          2          3         13          4      180
  Exploration                        3       13      15         --          6(5)      --         --         --         --       37
  Interest                          --       --      --         --         --         --         --         --         23       23
                                ----------------------------------------------------------------------------------------------------
 Income (Loss) before Income
  Taxes                            103       13     (11)        (3)        (9)         4         20          3        (24)      96
                                ===========================================================================================
 Less: Provision for Income
  Taxes(6)                                                                                                                      31
                                                                                                                            ------
 Net Income                                                                                                                     65
                                                                                                                            ======

 Identifiable Assets               553    2,188     976         74        188        766(7)     405        528        175    5,853
                                ====================================================================================================

 Capital Expenditures
  Development and Other             43       92      79         15         10         --         21         16          8      284
  Exploration                       14       21      21         --          7         --         --         --         --       63
                                ----------------------------------------------------------------------------------------------------
                                    57      113     100         15         17         --         21         16          8      347
                                ====================================================================================================

NOTES:

(1) Includes results of operations from a natural gas-fired generating facility in Alberta.

(2)  Includes results of operations from producing activities in Nigeria.

(3) Includes interest income of $2 million and foreign exchange gains of $1 million.

(4) The Moose Jaw asphalt operation was disposed of on January 2, 2002 for proceeds of $27 million, plus working capital.

(5)  Includes exploration activities primarily in Nigeria and Colombia.

(6)  Includes Yemen cash taxes of $37 million.

(7) Approximately 67% of Marketing's identifiable assets are accounts receivable.

10.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. Canadian principles differ from US GAAP as follows:

(A)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME

                                                                                  Three Months
                                                                                 Ended March 31
                                                                                2003        2002
--------------------------------------------------------------------------------------------------
Net Income - Canadian GAAP                                                       251          65
Impact of US Principles:
    Dividends on Preferred Securities, Net of Income Tax
      of $7 million (2002 - $7 million)(i)                                       (11)        (11)
    Depreciation, Net of Income Tax of $1 million
      (2002 - $nil) (ii); (viii)                                                 (14)        (12)
                                                                            ----------------------
Net Income - US GAAP, before Cumulative Effect of a
  Change in Accounting Principle                                                 226          42
Cumulative Effect of a Change in Accounting Principle on
  periods up to December 31, 2002, Net of Income Tax of
  $25 million (viii)                                                             (37)         --
                                                                            ----------------------
Net Income - US GAAP (vii)                                                       189          42
                                                                            ======================

Earnings per Common Share - US GAAP ($/share)
    Basic                                                                       1.53        0.35
                                                                            ======================
    Diluted                                                                     1.53        0.34
                                                                            ======================

Pro forma Earnings - Fair-value Method of Accounting for Stock Options
Net Income
    As Reported                                                                  189          42
      Less: Fair Value of Stock Options                                            6           6
                                                                            ----------------------
    Pro Forma                                                                    183          36
                                                                            ======================

Earnings Per Common Share ($/share)
    Basic as Reported                                                           1.53        0.35
                                                                            ======================
    Pro Forma                                                                   1.48        0.30
                                                                            ======================

    Diluted as Reported                                                         1.53        0.34
                                                                            ======================
    Pro Forma                                                                   1.48        0.29
                                                                            ======================

(B)  UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                                   Three Months
                                                                                  Ended March 31
                                                                                 2003        2002
--------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                             189          42
    Translation Adjustment, Net of Income Tax of $34
      million (2002 - $nil) (i); (iv)                                            (25)         (1)
    Unrealized Mark-to-Market Gains, Net of Income
      Tax of $2 million (2002 - $nil) (iii)                                        3          --
                                                                            ----------------------
Comprehensive Income                                                             167          41
                                                                            ======================

(C)  UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                           March 31, 2003                December 31, 2002
------------------------------------------------------------------------------------------------------------------------------
                                                                      Canadian           US           Canadian            US
                                                                          GAAP         GAAP               GAAP          GAAP
                                                                  ---------------------------   ------------------------------
Assets
    Accounts Receivable (iii)                                            1,665        1,672                988           990
    Property, Plant and Equipment, Net (ii); (viii)                      4,988        5,293              4,863         5,064
    Deferred Charges and Other Assets (i); (v)                              79           81                 69            70

Liabilities and Shareholders' Equity
    Accounts Payable and Accrued Liabilities (iii); (vi)                 1,736        1,742              1,194         1,200
    Long-Term Debt (i); (v)                                              1,812        2,495              1,844         2,575
    Future Income Tax Liabilities (i)-- (viii)                             935          922                873           876
    Dismantlement and Site Restoration (viii)                              188           --                191           191
    Asset Retirement Obligation (viii)                                      --          370                 --            --
    Preferred Securities (i)                                               724           --                724            --
    Retained Earnings (i); (ii); (v); (viii)                             1,300        1,460              1,069         1,280
    Cumulative Foreign Currency Translation
      Adjustment (iv)                                                       50           --                115            --
    Accumulated Other Comprehensive Income (i); (iii); (iv); (v)            --           70                 --            92
                                                                  ------------------------------------------------------------

(D)  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Under US principles, dividends on preferred securities of $18 million for the three months ended March 31, 2003 (March 31, 2002 - $18 million) that are included in financing activities would be reported in operating activities.

Under US principles, geological and geophysical costs of $13 million for the three months ended March 31, 2003 (March 31, 2002 - $20 million) that are included in investing activities would be reported in operating activities.


NOTES:

i. Under US principles, the preferred securities are classified as long-term debt rather than shareholders' equity. The pre-tax dividends are included in interest expense, and the related income tax is included in the provision for income taxes in the Unaudited Consolidated Statement of Income. The related pre-tax issue costs are included in deferred charges and other assets rather than as an after-tax charge to retained earnings. The foreign-currency translation gains or losses are included in accumulated other comprehensive income in the Unaudited Consolidated Balance Sheet. The pre-tax dividends are included in operating activities in the Unaudited Consolidated Statement of Cash Flows.

ii. Under US principles, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. Under US principles, the adjustment on initial adoption was included in property, plant and equipment rather than retained earnings. This increases depreciation expense under US principles.

iii. Under US principles, all derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met.

         CASH FLOW HEDGES: Changes in the fair value of derivatives that are designated as cash flow hedges are recognized in earnings in the same period as the hedged item. Any fair value change in a derivative before that period is recognized on the balance sheet. The effective portion of that change is recognized in other comprehensive income with any ineffectiveness recognized in net sales on the income statement. Included in accounts receivable at March 31, 2003 is $5 million (December 31, 2002 - $nil) fair value for the forward contracts used to hedge a portion of our cash flow. The contracts limit our exposure to fluctuations in commodity prices by fixing our cash flow from the hedged production, as described in Note 5. As of March 31, 2003, the fair value included in accumulated other comprehensive income was an unrealized gain of $3 million, net of income taxes. Approximately $2 million of the unrealized gain will be moved to net sales in the next nine months as the underlying production is delivered or the hedge expires. For the period ended March 31, 2003, gains related to the ineffectiveness of cash flow hedges were included in net sales and were immaterial.

         FAIR VALUE HEDGES: Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. Any changes in the fair value are reflected net in earnings. Included in both accounts receivable and accounts payable at March 31, 2003 is $2 million (December 31, 2002 - $2 million) related to fair value hedges. The hedges convert fixed prices for physical delivery of natural gas into a floating price through a fixed to floating swap. The impact on earnings is immaterial.

iv. Under US principles, a derivative and a cash instrument cannot be designated in combination as a net investment hedge. Changes in fair value and foreign exchange gains and losses on our US $37 million currency swap are included in earnings.

v. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets.

vi. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in comprehensive income and accrued pension liabilities. This amount was $4 million at March 31, 2003.

vii. Under US principles, gains and losses on the disposition of assets are shown as operating expenses rather than revenues.

viii.    On January 1, 2003 we adopted Financial Accounting Standards Board
         (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) for US GAAP reporting purposes. FAS 143 requires recognition of a liability for the future retirement obligations associated with our property, plant and equipment, which includes oil and gas wells and facilities, and chemicals plants. These obligations, which generally relate to dismantlement and site restoration, are initially measured at fair value, which is the discounted future value of the liability. This fair value is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until we expect to settle the retirement obligation.

         This change in accounting policy has been reported as a cumulative effect adjustment in the Consolidated Statement of Income. Under the old accounting rules, our results would have been:

                                                                                                               Three Months
                                                                                                             Ended March 31
                                                                                                                       2003
         -------------------------------------------------------------------------------------------------------------------
         Net Income
             As Reported                                                                                                189
               Cumulative Effect of Change in Accounting Principle, Net of Income Taxes of $25 million                   37
               Additional Depreciation, Depletion and Amortization, and Accretion, Net of Income Taxes
                 of $1 million                                                                                            2
                                                                                                             ---------------
             Adjusted                                                                                                   228
                                                                                                             ===============

         Earnings per Common Share ($/share)
             Basic as Reported                                                                                         1.53
                                                                                                             ===============
             Adjusted                                                                                                  1.85
                                                                                                             ===============

             Diluted as Reported                                                                                       1.53
                                                                                                             ===============
             Adjusted                                                                                                  1.84
                                                                                                             ===============

         Had FAS 143 been applied during all periods presented, our asset retirement obligation, including current obligations of $14 million at December 31, 2002 and March 31, 2003, would have been reported as follows:

                                                  As Reported       Pro-forma
         ---------------------------------------------------------------------
             January 1, 2002                              182             364
             December 31, 2002                            205             390
             March 31, 2003                               384             384
                                                  ----------------------------

         We own interests in several assets for which the fair value of the asset retirement obligation cannot be reasonably determined because the assets currently have an indeterminate life. These assets include our interests in two gas plants and our interest in Syncrude's upgrader and sulfur pile. The asset retirement obligation for these assets will be recorded in the first year in which the lives of the assets are determinable.

         Had FAS 143 been applied during all periods presented, our March 31, 2002 results would have been reported as follows:

                                                                                                               Three Months
                                                                                                             Ended March 31
                                                                                                                       2002
         -------------------------------------------------------------------------------------------------------------------
         Net Income
           As Reported                                                                                                   42
             Less: Additional Depreciation, Depletion and Amortization, and Accretion, Net of Income Taxes
              of $nil                                                                                                     1
                                                                                                                ------------
           Adjusted                                                                                                      41
                                                                                                                ============

         Earnings per Common Share ($/share)
           Basic as Reported                                                                                           0.35
                                                                                                                ============
           Adjusted                                                                                                    0.34
                                                                                                                ============

           Diluted as Reported                                                                                         0.34
                                                                                                                ============
           Adjusted                                                                                                    0.33
                                                                                                                ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 10 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS, AND SALES VOLUMES AND PRODUCTION VOLUMES ARE BEFORE ROYALTIES. WE HAVE PRESENTED OUR WORKING INTEREST BEFORE ROYALTIES AS WE MEASURE OUR PERFORMANCE ON THIS BASIS CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES.


FIRST QUARTER HIGHLIGHTS

We achieved record quarterly financial results for the first quarter of 2003, fueled by attractive oil and gas prices, strong growth in our US operations, and strong performance from our marketing operations. We also made significant progress on major growth projects in the deep-water Gulf of Mexico, offshore Nigeria and in the Athabasca oil sands.

Following are the quarterly highlights:

o Increased net income by 286% and cash flow from operations by 121% from first quarter 2002.

o    Grew production, after royalties, with higher margin barrels from Aspen.

o Acquired the remaining 40% interest in Aspen and the remaining interests in five exploration blocks in the greater Aspen area.

                                                             Three Months
                                                             Ended March 31
(Cdn$ millions)                                          2003             2002
-------------------------------------------------------------------------------
Net Sales                                                 834             541
Net Income                                                251              65
Earnings per Common Share - Basic ($/share)              1.95            0.44
Earnings per Common Share - Diluted ($/share)            1.94            0.44
Cash Flow from Operations (1)                             563             255
Production, before Royalties (mboe/d)                     264             267
Production, after Royalties (mboe/d)                      177             175
Capital Expenditures (2)                                  493             347
                                                    ---------------------------


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

                                              Three Months
                                             Ended March 31
   (Cdn$ millions)                           2003       2002
   ----------------------------------------------------------
   Cash Flow from Operating Activities        482         80
   Changes in Non-Cash Working Capital         66        199
   Other                                       15        (24)
                                          -------------------
   Cash Flow from Operations                  563        255
                                          ===================

(2) Includes $164 million relating to the purchase of the remaining working interest in the Aspen field.

FINANCIAL RESULTS

CHANGE IN NET INCOME

(Cdn$ millions)                                                   2003 VS 2002
-------------------------------------------------------------------------------
NET INCOME AT MARCH 31, 2002                                                65
                                                                  =============
    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, after royalties:
        Crude oil                                                            6
        Natural gas                                                          -
      Crude oil sales volumes, after royalties                             (12)
      Commodity prices:
        Crude oil                                                          176
        Natural gas                                                        104
      Oil and gas operating expense:
        Conventional                                                         3
        Synthetic                                                           (5)
      Marketing                                                             50
      Chemicals                                                              1
      General and administrative                                             1
      Interest expense                                                      (5)
      Current income taxes                                                 (11)
                                                                  -------------
    Total Cash Variance                                                    308

    Non-Cash Items:
      Depreciation, depletion and amortization
        Oil and Gas                                                        (10)
        Other                                                               (1)
      Exploration expense                                                   (4)
      Future income taxes                                                  (85)
      Gain on disposition of assets                                        (13)
      Other                                                                 (9)
                                                                  -------------
    Total Non-Cash Variance                                               (122)
                                                                  -------------

NET INCOME AT MARCH 31, 2003                                               251
                                                                  =============

BEST QUARTERLY RESULTS IN NEXEN'S HISTORY

Our record results for the first quarter of 2003 are due to strong commodity prices, a solid contribution from our marketing division and the addition of higher margin production volumes. In 2002, our crude oil sales volumes included the sale of 2001 year-end inventories. This resulted in lower crude oil sales volumes for the first quarter of 2003 relative to the prior year. Significant variances in net income are explained further in the following sections.

OIL AND GAS

PRODUCTION
                                             Three Months                    Three Months
                                            Ended March 31                  Ended March 31
                                                 2003                             2002
------------------------------------------------------------------------------------------------
                                        Before            After          Before           After
                                     Royalties        Royalties       Royalties       Royalties
                                   -------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                116.0             55.4           118.4            55.8
    Canada                                49.2             37.3            58.9            45.1
    United States                         21.7             19.1            10.1             8.4
    Australia                              8.0              6.5             4.2             3.8
    Other Countries                        6.3              5.3            10.0             7.1
    Syncrude                              13.6             13.5            16.6            16.4
                                   -------------------------------------------------------------
                                         214.8            137.1           218.2           136.6
                                   -------------------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                 161              124             175            134
    United States                          135              114             119             99
                                   -------------------------------------------------------------
                                           296              238             294            233
                                   -------------------------------------------------------------

Total (mboe/d)                             264              177             267            175
                                   =============================================================

HIGH-MARGIN BARRELS INCREASED NET INCOME BY $6 MILLION

Production after royalties grew with the addition of low royalty production from Aspen. These low royalty, low operating cost barrels from Aspen contributed 11% to cash flow and will allow us to grow our margins even if commodity prices remain constant. With the addition of further high-margin barrels from Aspen in the deep waters of the Gulf of Mexico late in the quarter, production is expected to continue growing in 2003. On a before royalties basis, first quarter 2003 production decreased slightly compared to first quarter last year, as growth in the US was offset by temporary shortfalls in Yemen, Syncrude and at Hay in Canada. This is further explained below.


MASILA BLOCK IN YEMEN

o    Downtime to replace pump equipment reduced production rates.

o Development drilling on the Masila Block allowed us to exit the quarter at 120,000 bbls/d, net to Nexen.

o With additional service rig capacity and development drilling, production volumes have been restored and we expect Yemen to achieve its full year production target of 118,000 bbls/d, net to Nexen.


US GULF OF MEXICO

o Our deep-water Aspen project, which came onstream in December 2002, boosted US production in the first quarter 2003 by 16,000 boe/d. Production at Aspen was ramped up over the quarter to 18,000 boe/d in March.

o Acquisition of the additional 40% interest in Aspen added 12,000 boe/d starting March 27th. To lock in a portion of our return on this acquisition, we sold approximately 60% of the incremental production forward for the next 12 months at a weighted-average price of US $29.50 per boe. Our cash netback(1) on these hedged volumes is approximately US $23 per boe.

o    Aspen is currently producing 30,000 boe/d.

o In the shallow waters of the Gulf, base production shortfalls experienced in 2002 were mitigated through development drilling and workover activity.

o Production from Eugene Island 295, previously shut-in due to hurricane damage, was brought back onstream in late February. We installed rental production equipment on the undamaged drilling platform allowing production earlier than anticipated.



----------------
(1) Netback is defined as sales price less all per unit costs including royalties, operating expenses and cash taxes. This is calculated using our working interest production before royalties.

CANADA

o First quarter production of 76,000 boe/day averaged 14% lower than first quarter last year.

o Cold weather in the first two months of 2003 caused freezing of flowlines and equipment, resulting in temporary shortfalls for our heavy oil and shallow gas assets.

o Corrosion repair work and a turnaround at Hay added to these temporary shortfalls. Following a successful winter drilling program, the Hay field produced 9,600 bbls/d in April.

o Increasing water cuts at some of our heavy oil properties also contributed to the decline.

o Our current production volumes in Canada are 78,000 boe/d. We are considering the sale of minor, non-core producing properties to determine if incremental value can be realized.


BUFFALO OFFSHORE AUSTRALIA

o First quarter 2002 production was reduced because of a two-week shut-in for drilling and a three-week shut-in for mechanical problems.

o Successful infill drilling late in the second quarter of 2002 continued delivering strong production in 2003.

o    Buffalo is expected to be fully depleted in 2004.


SYNCRUDE

o Temporary production shortfalls in the first quarter 2003 were caused by unscheduled maintenance on the hydrotreater and heat exchanger, the delay of the December 2002 turnaround and the advancement of the coker shutdown to March 27th.

o Production is expected to return to 18,000 to 19,000 bbls/d (net to Nexen) in early May after the completion of the coker turnaround.

o With completion of the coker turnaround, we expect our share of Syncrude production to average approximately 16,600 bbls/d in 2003.

COMMODITY PRICES

                                                              Three Months
                                                             Ended March 31
                                                             2003        2002
------------------------------------------------------------------------------
CRUDE OIL
    West Texas Intermediate (US$/bbl)                       33.86       21.64
                                                         ---------------------

    Differentials (US$/bbl):
    Masila                                                   2.99        1.11
    Heavy Oil                                                8.23        5.74

    Producing Assets(1) (Cdn$/bbl):
    Yemen                                                   45.69       32.75
    Canada                                                  39.48       25.42
    United States                                           46.00       32.25
    Syncrude                                                51.84       34.10
    Australia                                               48.13       33.72
    Nigeria                                                 49.53       33.40
    Colombia                                                48.01       30.13

    Corporate Average(1) (Cdn$/bbl)                         44.93       31.00
                                                         ---------------------

NATURAL GAS
    New York Mercantile Exchange (US$/mmbtu)                 6.32        2.50
                                                         ---------------------

    Canada (Cdn$/mcf)(1)                                     6.77        2.80
    United States (Cdn$/mcf)(1)                             10.22        4.14

    Corporate Average (Cdn$/mcf)(1)                          8.35        3.34
                                                         ---------------------


Note:
(1)  Prices based on working interest production before royalties.

HIGHER REALIZED PRICES ADDED $280 MILLION TO NET INCOME

STRONG CRUDE OIL PRICES

o During the first quarter of 2003, the Middle East war premium, low inventory levels and supply concerns, compounded by weather-related demand put upward pressure on WTI until late March.

o During February, US inventory levels and temperatures at their lowest levels in ten years drove WTI to highs close to US $40 per barrel.

o Late in March, WTI fell to around US $28 per barrel. The war premium decreased and supply uncertainty subsided as US troops secured key oil fields in Iraq and additional supply from OPEC moved into the North American market.

HEAVY OIL DIFFERENTIALS

o The heavy differential remained relatively narrow in early 2003 relative to WTI. Increasing heavy supply from Venezuela and Saudi Arabia had limited impact until late February. The recent ramp-up of asphalt producing refineries and delayed start-up of new production from Canadian heavy oil projects offset the impact of the increased supply, keeping the heavy differential narrower than expected.

o The heavy differential is expected to remain relatively narrow with peak seasonal demand in the spring and summer.

o    Approximately 13% of our crude oil production is Canadian heavy oil.


MASILA DIFFERENTIAL

o    Our Masila crude is typically priced in the market based on North Sea
     Brent.

o In early 2003, the Brent/WTI differential widened as OPEC production quota increases alleviated supply concerns in Europe and labour unrest in Venezuela caused supply disruptions on the US Gulf coast.

o Late in the quarter, the Brent/WTI differential began to narrow as the incremental OPEC volumes made their way into the North American market.


NATURAL GAS PRICES

o Cold weather in early 2003 combined with low storage levels and supply concerns drove NYMEX natural gas prices over US $10 per mmbtu in February 2003.

o Prices have receded from these highs during March and April but have remained above US $5.00. Warmer weather has decreased demand. Inventory levels remain at historically low levels.

o We expect natural gas prices to remain strong relative to historical prices due to inventory and supply concerns.

OPERATING COSTS
(Based on working interest production before royalties)

                                                                Three Months
                                                               Ended March 31
(Cdn$/boe)                                                    2003       2002
-------------------------------------------------------------------------------
Conventional Oil and Gas                                      4.40       4.45
Synthetic Crude Oil
    Syncrude                                                 26.40      17.97
Total Oil and Gas(1)                                          5.54       5.27
                                                          ---------------------

Note:

(1) Operating costs per equivalent barrel are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

OPERATING COSTS DECREASED NET INCOME BY $2 MILLION

o Decreased conventional operating costs reflect lower operating costs per barrel for Aspen production as well as fewer workovers in the Gulf of Mexico in 2003.

o Higher operating costs at Syncrude are due to volume shortfalls, costs of unscheduled maintenance and higher natural gas input prices.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)
(Based on working interest production before royalties)


                                                              Three Months
                                                             Ended March 31
(Cdn$/boe)                                                   2003       2002
-----------------------------------------------------------------------------
Conventional Oil and Gas                                     7.44       7.01
Synthetic Crude Oil
    Syncrude                                                 2.67       2.15
Total Oil and Gas(1)                                         7.19       6.72
                                                        ---------------------

Note:

(1) DD&A per equivalent barrel is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OIL AND GAS DD&A REDUCED NET INCOME BY $10 MILLION

o Higher 2002 finding and development costs coupled with our changing production mix, as a larger portion of our production comes from more capital-intensive but higher margin properties, has increased our depletion charge.

EXPLORATION EXPENSE

                                                              Three Months
                                                             Ended March 31
(Cdn$ millions)                                               2003     2002
----------------------------------------------------------------------------
Seismic                                                         13      20
Unsuccessful Drilling                                           13       5
Other                                                           15      12
                                                           -----------------
Total Exploration Expense                                       41      37
                                                           =================

Total Exploration Capital                                       55      63
                                                           -----------------

HIGHER EXPLORATION EXPENSE DECREASED NET INCOME BY $4 MILLION

o Activity in the quarter included dry hole costs in Canada and seismic acquisition in the Gulf of Mexico and Canada.

o    Three deep gas wells were expensed in Canada during the quarter.

OIL AND GAS MARKETING

                                                               Three Months
                                                              Ended March 31
(Cdn$ millions)                                               2003      2002
------------------------------------------------------------------------------
    Revenue                                                    182       117
    Transportation                                            (119)     (104)
                                                         ---------------------
Net Revenue                                                     63        13
                                                         =====================

Marketing contribution to Income before Income Tax              51         4
                                                         ---------------------

Physical Sales Volumes (excluding intra-segment
transactions)
    Crude Oil (mboe/d)                                         470       369
    Natural Gas (mmcf/d)                                     3,614     2,536

Value-at-Risk
    Quarter End                                                 18        15
    High                                                        31        19
    Low                                                         16        14
    Average                                                     21        15
                                                         ---------------------

HIGHER NET MARKETING REVENUE INCREASED NET INCOME BY $50 MILLION

During the first quarter of 2003, our marketing operation contributed significantly to our results.

o We capitalized on the widening gas price differential between eastern and western North America. We held pipeline capacity allowing us to move western Canadian gas to eastern Canada.

o We also profited from a flattening of the Brent and WTI forward curve as the war premium eroded. In addition, we profited from a widening in the Brent/Dubai spread, which resulted from increased supply of lower quality Saudi crude oil production and disruptions in Nigeria.

o We sold gas in storage of 8.5 billion cubic feet during the quarter allowing us to recognize gains that were previously unrecognized.

Our marketing operation engages in crude oil and natural gas marketing activities to enhance prices from the sale of our own oil and gas production, and for energy trading as described in Note 6(a) to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.


FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

At March 31, 2003, the fair value of our derivative energy contracts totalled $79 million. The following table shows the valuation methods underlying these contracts together with timing of contract maturity:

(Cdn$ millions)                                                                          MATURITY
-----------------------------------------------------------------------------------------------------------------------------
                                                          less than                                 greater than
                                                            1 year      1-3 years       4-5 years        5 years      Total
                                                          -------------------------------------------------------------------
Prices:
    Actively quoted                                            185             (2)             (12)           --         171
    From other external sources                               (125)            16               17            --         (92)
    Based on models and other valuation methods                 --             --               --            --          --
                                                          -------------------------------------------------------------------
Total                                                           60             14                5            --          79
                                                          ===================================================================

Contract maturities vary from a single day up to five years. The majority of our contracts mature in less than one year. Those maturing beyond one year are primarily from natural gas related positions.


CHANGES IN FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

                                                                                                    Contracts
                                                                 Contracts        Contracts      Entered into
                                                            Outstanding at     Entered into     During Period
                                                              Beginning of       and Closed   and Outstanding
(Cdn$ millions)                                                     Period    During Period  at End of Period          Total
-----------------------------------------------------------------------------------------------------------------------------
Fair value at December 31, 2002                                          3              --               --               3
Change in fair value of contracts                                        8              11               37              56
Net losses (gains) on contracts closed                                  31             (11)              --              20
Changes in valuation techniques and assumptions(1)                      --              --               --              --
                                                           ------------------------------------------------------------------
Fair value at March 31, 2003                                            42              --               37              79
                                                           ==================================================================

Note:

(1)  Our valuation methodology has been applied consistently period over period.


This fair value includes:

o    offsetting derivatives and physical contracts with limited market risk, and

o positions that are subject to change in value from fluctuating market prices.

We manage the risk associated with positions subject to changes in value through daily monitoring of value-at-risk and by stress testing and scenario analysis. The value-at-risk calculation estimates the maximum probable loss, given a 95% confidence level, that we would incur if our open positions were unwound over two days. At March 31, 2003, our value-at-risk with respect to these positions was $18 million (December 31, 2002 - $19 million).

COMPOSITION OF NET MARKETING REVENUE

                                                                Three Months
                                                              Ended March 31
(Cdn$ millions)                                                         2003
-----------------------------------------------------------------------------
Derivative energy contracts                                              56
Non-derivative energy contracts                                           6
Power                                                                     1
                                                               --------------
    Net Marketing Revenue                                                63
                                                               ==============


CHEMICALS

HIGHER OPERATING PROFIT INCREASED NET INCOME BY $1 MILLION

o Chlor-alkali operating profit increased by $6 million due to improved demand and substantially stronger chlorine prices.

o Sodium chlorate operating profit decreased due to price erosion and severance costs related to idling a plant at Taft.

o Expansion at Brazil contributed an additional $1 million to operating profit.


CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                               Three Months
                                                              Ended March 31
(Cdn$ millions)                                             2003          2002
-------------------------------------------------------------------------------
General and Administrative                                    37           38
                                                       ========================


LOWER COSTS INCREASED NET INCOME BY $1 MILLION

o Recovery of previously expensed amounts related to our Stock Appreciation Rights plan reduced G&A by $3 million.

o These recoveries were offset by increased staffing levels associated with growth in Marketing and capital investment programs.


INTEREST

                                                                Three Months
                                                               Ended March 31
(Cdn$ millions)                                             2003         2002
------------------------------------------------------------------------------
Interest                                                      36          26
    Less: Capitalized Interest                                 8           3
                                                       -----------------------
Net Interest Expense                                          28          23
                                                       =======================


HIGHER INTEREST EXPENSE REDUCED NET INCOME BY $5 MILLION

o Higher borrowing rate of 7.875% on our 30-year notes issued in March 2002 contributed to the increase.

o Capitalized interest increased as spending on our major development projects in the Gulf of Mexico and Canada continued.


INCOME TAXES

EFFECTIVE TAX RATE INCREASES TO 33.6% FROM 32.2%

o The rate was lower in 2002 as the $13 million gain on the sale of our asphalt operations was sheltered by existing capital loss carryforwards.

o Current income taxes include cash taxes in Yemen of $51 million (2002 - $37 million).

o In the first quarter of 2003 and 2002, current income taxes include federal and provincial capital taxes in Canada.

CAPITAL EXPENDITURES

Capital investment during the quarter totaled $493 million, an increase of $146 million over the same period in 2002. This includes $164 million for our acquisition of the residual 40% interest in the Aspen field. The rest of our capital expenditures related primarily to oil and gas development ($270 million) and exploration activities ($55 million).

UNITED STATES

In late March, we acquired the remaining 40% interest in Aspen and five exploration blocks in the Greater Aspen area from BP Exploration and Production Inc. for US $113 million, after closing adjustments. This acquisition increased our interest in Aspen to 100%, established Nexen as a deep-water operator, and increased our exploration acreage in the Greater Aspen area to over 80,000 net acres.

The additional 40% interest added 12,000 boe per day to our production starting March 27th. To solidify our return, we sold approximately 60% of the incremental production forward for the next 12 months at an average price of US $29.50 per boe. Aspen is located in 3,150 feet of water on Green Canyon Block 243. The Aspen field came on-stream in December 2002 and is now producing 30,000 boe per day, of which 15% is natural gas. We expect production from the field to average 25,000 boe per day in 2003.

Gunnison, our second deep-water project in the Gulf of Mexico, is on budget and on schedule for production startup in early 2004. First production, initially from three subsea gas wells, will increase throughout the year and reach peak rates late next year. Approximately half of this production will be natural gas. All 10 development wells have been drilled and completion of three subsea wells has begun. The SPAR production facility is expected to be installed in the second half of 2003. Our share of the design capacity is 12,000 barrels of oil and 60 million cubic feet of gas per day. We expect to fill approximately 75% of this capacity with the current development plans, leaving room for growth from exploration and processing of third-party volumes. We have a 30% interest in Gunnison.

Elsewhere in the Gulf of Mexico, we expect to drill up to four exploration wells this year, including our deep-water Gotcha prospect and a deep Miocene gas prospect on the shelf.

NIGERIA

Block 222 is located approximately 60 miles offshore Nigeria in the Gulf of Guinea, in water depths ranging from 600 feet to 3,300 feet. The Block contains two discoveries to date at Ukot and Usan, located approximately six miles apart. During the second quarter, we were very encouraged by the positive results of two appraisal wells - Usan-2 and Usan-3.

The two discovery wells and two appraisal wells have all encountered several oil-bearing horizons. A fifth well appraising the Ukot structure commenced drilling in April.

Delineation of the Usan and Ukot fields and further exploration of Block 222 is planned and the partners are analyzing the well and seismic data to continue appraisal of the Block. The operator, Elf Petroleum Nigeria Limited, on behalf of the joint venture partners, has applied to the Nigerian National Petroleum Corporation for granting of an Oil Mining Lease.

YEMEN

Our drilling program at Masila is ongoing and in the second quarter 2003 we plan to drill two exploration wells on Block 51, immediately to the west of Masila.

SYNTHETIC CRUDE

In conjunction with our Premium Synthetic Crude project at Long Lake, pilot testing of the steam assisted gravity drainage technology is underway. Three well pairs have been drilled, facilities are in place and steam injection began in April. Later this summer, we plan to process Long Lake bitumen through the primary upgrading demonstration plant. We are currently completing the Design Basis Memorandum for the commercial upgrader, which defines the scope and performance expectations of the various process units. We expect to complete this work soon and move into the detailed engineering phase. We expect to receive regulatory approval in the third quarter with a decision on commercial development late this year. Following commerciality, facilities construction would begin in 2004, with bitumen production in 2006 and upgrader start-up in 2007. Our Premium Synthetic Crude project is expected to add 30,000 barrels per day of synthetic oil production to Nexen in 2007.

Syncrude's Stage 3 expansion is proceeding well. The project includes expanding the Aurora mine and extraction facility and increasing the output from the Mildred Lake upgrader by 50%. The mine site development is 66% complete and on schedule for bitumen production in the fourth quarter this year. The upgrader expansion is 16% complete, with completion targeted for mid-2005. Our 7.23% share of Syncrude's production is expected to increase to over 25,000 barrels per day with the completion of the Stage 3 expansion. Total costs for the expansion are estimated at $5.7 billion ($410 million net to Nexen).

LIQUIDITY AND CAPITAL STRUCTURE

CAPITAL STRUCTURE

                                                         MARCH 31   DECEMBER 31
(Cdn$ millions)                                              2003          2002
--------------------------------------------------------------------------------
Bank Debt                                                      73            --
Senior Public Debt                                          1,739         1,844
                                                       -------------------------
                                                            1,812         1,844
Less: Working Capital                                         157            69
                                                       -------------------------
Net Debt(1)                                                 1,655         1,775
                                                       =========================

Shareholders' Equity(2)                                     2,519         2,348
                                                       =========================


Notes:

(1)  Long-term debt less working capital.

(2) Included in shareholders' equity are preferred securities of $724 million (US $476 million). Under US generally accepted accounting principles, these are considered long-term debt.

The change in net debt from December 31, 2002 to March 31, 2003 resulted from:

                                                           Increase (Decrease)
(Cdn$ millions)                                                    in Net Debt
-------------------------------------------------------------------------------
Capital Expenditures                                                       329
Acquisition of Additional Interest in Aspen Field                          164
Cash Flow from Operations                                                 (563)
Dividends on Preferred Securities and Common Shares                         27
Foreign Exchange                                                           (90)
Other                                                                       13
                                                           --------------------
Decrease in Net Debt                                                      (120)
                                                           ====================

o Net debt decreased as cash flow from operations exceeded capital expenditures, dividend payments and the cost of acquiring the additional 40% working interest in the Aspen field.

o The strengthening Canadian dollar relative to the US dollar also decreased our net debt.

o Our working capital increased $88 million compared to December 31, 2002 as increased cash on hand and higher net receivable balances more than offset decreased inventories. Receivables, including net marketing receivables, increased on the strength of crude oil and gas prices. Inventories decreased over year-end as we sold 8.5 bcf of gas held by Marketing at year-end.


NEW ACCOUNTING PRONOUNCEMENTS

In February 2003, the Canadian Institute of Chartered Accountants (CICA) issued Accounting Guideline 14, "Disclosure of Guarantees" (AcG-14). AcG-14 elaborates on the disclosures required with respect to any obligations we may have under certain guarantees that we have issued. The disclosure requirements are effective for interim and annual periods beginning on or after January 1, 2003. We adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", the US equivalent of AcG-14 for the year ended December 31, 2002. There were no material guarantees outstanding at December 31, 2002 or March 31, 2003.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those appearing in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as "plan", "expect", "estimate", "budget" or other similar words.

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

The above items and their possible impact are discussed more fully in the section, titled "Business Risk Management" and "Market Risk Management" in Item 7 of our 2002 Annual Report on Form 10-K.

The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these factors are interdependent and management's future course of action depends upon our assessment of all information available at that time. Any statements regarding the following are forward-looking statements:

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



---------------
(1) Within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to all of the normal market risks inherent within the oil and gas and chemicals business, including commodity price risk, foreign currency rate risk, interest rate risk and credit risk. We manage our operations in a manner intended to minimize our exposure as described in our 2002 Annual Report on Form 10-K. There have been no significant changes in our exposure to these market risks since December 31, 2002.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) within 90 days prior to the filing of this Form 10-Q (Evaluation Date). They concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.


CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal controls and procedures with respect to our financial information. While we were not of the belief that our controls had any significant deficiencies or material weaknesses, we determined that taking advantage of new proven systems technology could provide a competitive advantage. Accordingly, in 2002 we introduced to most of our operations a significant change in our internal controls implementing a Systems, Applications, and Products in Data Processing (SAP). SAP is an integrated, real-time, multi-user, multi-location enterprise resource planning system, which focuses on financial and management accounting, and logistics. In the first quarter of 2003, we implemented SAP into our operations in Colombia and Australia. The conversion of data and the implementation and operation of SAP has been continually monitored and reviewed. Based on these evaluations, there were no significant deficiencies or material weaknesses in these internal controls requiring corrective action. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended March 31, 2003, no matters were submitted to a vote of security holders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

99.1 Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B)  REPORTS ON FORM 8-K

During the three months ended March 31, 2003, Nexen did not file or furnish any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2003.


                                           NEXEN INC.


                                           /s/ Charles W. Fischer
                                           -------------------------------------
                                           Charles W. Fischer
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                           /s/ Michael J. Harris
                                           -------------------------------------
                                           Michael J. Harris
                                           Controller
                                           (Principal Accounting Officer)

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


Date: May 12, 2003                                 /s/ Charles W. Fischer
                                                   -----------------------------
                                                   Charles W. Fischer
                                                   President and Chief Executive
                                                   Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                                /s/ Marvin F. Romanow
                                                  -----------------------------
                                                  Marvin F. Romanow
                                                  Executive Vice President
                                                  and Chief Financial Officer