Form 10-Q
period 2003-06-30
NEXEN INC
filed 2003-07-24
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from.............to..........


                          COMMISSION FILE NUMBER 1-6702


                         [GRAPHIC OMITTED - NEXEN LOGO]

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

                           Yes [X]              No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes [X]              No  [_]

On June 30, 2003, there were 123,321,135 common shares issued and outstanding.

                                   NEXEN INC.

                                      INDEX

PART I            FINANCIAL INFORMATION                                                              PAGE

       Item 1.    Unaudited Consolidated Financial Statements:

                       Unaudited Consolidated Statement of Income for the Three and
                       Six Months Ended June 30, 2003 and 2002.................................         3

                       Unaudited Consolidated Balance Sheet as at June 30, 2003
                       and December 31, 2002...................................................         4

                       Unaudited Consolidated Statement of Cash Flows for the Three and
                       Six Months Ended June 30, 2003 and 2002.................................         5

                       Unaudited Consolidated Statement of Shareholders' Equity for the
                       Six Months Ended June 30, 2003 and 2002.................................         6

                       Notes to Unaudited Consolidated Financial Statements....................      7-20

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................     21-34

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................        35

       Item 4.    Controls and Procedures......................................................        35


PART II           OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Security Holders..........................        36

       Item 6.    Exhibits and Reports on Form 8-K.............................................        36

Unless we indicate otherwise, all dollar amounts ($) are in Canadian dollars, and production and reserves are our working interest before royalties. On June 30, 2003, the noon-day exchange rate for Cdn $1.00 was US $0.7378 as reported by the Bank of Canada. This report should be read in conjunction with our 2002 Annual Report on Form 10-K.

Below is a list of terms specific to the oil and gas industry. They are used throughout the Form 10-Q.

/d       =   per day                               mboe    =   thousand barrels of oil equivalent
bbl      =   barrel                                mmboe   =   million barrels of oil equivalent
mbbls    =   thousand barrels                      mcf     =   thousand cubic feet
mmbbls   =   million barrels                       mmcf    =   million cubic feet
mmbtu    =   million British thermal units         bcf     =   billion cubic feet
km       =   kilometre                             NGL     =   natural gas liquid
boe      =   barrels of oil equivalent

Oil equivalents are used to compare quantities of natural gas with crude oil by expressing them in a common unit. To calculate equivalents, we use 1 bbl = 6 mcf of natural gas.

Electronic copies of our filings with the Securities Exchange Commission (from November 8, 2002 onward) are available, free of charge, through our web site (www.nexeninc.com). Filings prior to November 8, 2002 are available, free of charge, upon request, by contacting our investor relations department at (403) 699-5931.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                                      Three Months                 Six Months
                                                                                     Ended June 30               Ended June 30
                                                                                   2003          2002          2003         2002
---------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Net Sales (Note 1)                                                              750           644         1,584        1,185
    Marketing and Other (Notes 1 and 9)                                             145           121           320          243
    Gain on Disposition of Assets                                                    --            --            --           13
                                                                           ------------------------------------------------------
                                                                                    895           765         1,904        1,441
                                                                           ------------------------------------------------------
EXPENSES
    Operating                                                                       198           201           402          387
    Transportation and Other (Note 1)                                               116           116           246          232
    General and Administrative                                                       45            38            82           76
    Depreciation, Depletion and Amortization                                        202           185           393          365
    Exploration                                                                      39            43            80           80
    Interest (Note 4)                                                                25            28            53           51
                                                                           ------------------------------------------------------
                                                                                    625           611         1,256        1,191
                                                                           ------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                          270           154           648          250
                                                                           ------------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                          48            58           104          103
    Future                                                                          (41)           (5)           30          (19)
                                                                           ------------------------------------------------------
                                                                                      7            53           134           84
                                                                           ------------------------------------------------------

NET INCOME                                                                          263           101           514          166

DIVIDENDS ON PREFERRED SECURITIES, NET OF INCOME TAXES                               10            11            21           22
                                                                           ------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                                      253            90           493          144
                                                                           ======================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)                                                                 2.05           0.74         4.00         1.18
                                                                           ======================================================

    Diluted (Note 7)                                                               2.04           0.73         3.97         1.17
                                                                           ======================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions

                                                                                       JUNE 30      DECEMBER 31
                                                                                          2003             2002
-----------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                                                       92               59
      Accounts Receivable (Note 2)                                                       1,087              988
      Inventories and Supplies (Note 3)                                                    229              256
      Other                                                                                 19               26
                                                                                ---------------------------------
         Total Current Assets                                                            1,427            1,329

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion and
         Amortization of $4,588 (December 31, 2002 - $4,705)                             4,912            4,863
    GOODWILL                                                                                36               36
    FUTURE INCOME TAX ASSETS                                                               198              263
    DEFERRED CHARGES AND OTHER ASSETS                                                       95               69
                                                                                ---------------------------------

                                                                                         6,668            6,560
                                                                                =================================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 4)                                                        19               18
      Accounts Payable and Accrued Liabilities                                           1,218            1,194
      Accrued Interest Payable                                                              34               39
      Dividends Payable                                                                      9                9
                                                                                ---------------------------------
         Total Current Liabilities                                                       1,280            1,260
                                                                                ---------------------------------

    LONG-TERM DEBT (Note 4)                                                              1,629            1,844
    FUTURE INCOME TAX LIABILITIES                                                          869              873
    DISMANTLEMENT AND SITE RESTORATION                                                     181              191
    OTHER DEFERRED CREDITS AND LIABILITIES                                                  48               44
    SHAREHOLDERS' EQUITY (Note 6)
      Preferred Securities                                                                 724              724
      Common Shares, no par value
        Authorized: Unlimited
        Outstanding:     2003 - 123,321,135 shares
                         2002 - 122,965,830 shares                                         450              440
      Retained Earnings                                                                  1,544            1,069
      Cumulative Foreign Currency Translation Adjustment                                   (57)             115
                                                                                ---------------------------------
         Total Shareholders' Equity                                                      2,661            2,348
                                                                                ---------------------------------

COMMITMENTS AND CONTINGENCIES (Note 10)
                                                                                         6,668            6,560
                                                                                =================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                                      Three Months                Six Months
                                                                                     Ended June 30              Ended June 30
                                                                                   2003          2002         2003          2002
---------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income                                                                      263           101          514           166
    Charges and Credits to Income not Involving Cash (Note 8)                       150           181          421           334
    Exploration Expense                                                              39            43           80            80
    Changes in Non-Cash Working Capital (Note 8)                                     26            57          (40)         (142)
    Other                                                                           (14)            5          (29)           29
                                                                           ------------------------------------------------------
                                                                                    464           387          946           467

FINANCING ACTIVITIES
    Proceeds from Long-Term Debt                                                     --            --          124           793
    Repayment of Long-Term Debt                                                     (24)           --          (24)         (420)
    Proceeds from (Repayment of) Short-Term Borrowings, Net                         (13)           67            1            16
    Dividends on Preferred Securities                                               (16)          (18)         (34)          (36)
    Dividends on Common Shares                                                       (9)           (9)         (18)          (18)
    Issue of Common Shares                                                            5            29           10            39
    Other                                                                            --            (1)          --           (23)
                                                                           ------------------------------------------------------
                                                                                    (57)           68           59           351

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                                  (309)         (329)        (634)         (652)
      Proved Property Acquisitions                                                   --            --         (164)           --
      Chemicals, Corporate and Other                                                 (9)          (89)         (13)         (113)
    Proceeds on Disposition of Assets                                                 -             3           --            32
    Changes in Non-Cash Working Capital (Note 8)                                    (28)            8          (31)           27
                                                                           ------------------------------------------------------
                                                                                   (346)         (407)        (842)         (706)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND SHORT-TERM INVESTMENTS                                                      (65)          (29)        (130)          (24)
                                                                           ------------------------------------------------------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                               (4)           19           33            88

CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF PERIOD                                96           130           59            61
                                                                           ------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                                      92           149           92           149
                                                                           ======================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
Cdn$ millions

                                                                                                                      Cumulative
                                                                                                                         Foreign
                                                                                                                        Currency
                                                                    Preferred          Common         Retained       Translation
                                                                   Securities          Shares         Earnings        Adjustment
---------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2002                                                         724             440            1,069              115
    Exercise of Stock Options                                              --               2               --               --
    Issue of Common Shares                                                 --               8               --               --
    Net Income                                                             --              --              514               --
    Dividends on Preferred Securities, Net of
      Income Taxes                                                         --              --              (21)              --
    Dividends on Common Shares                                             --              --              (18)              --
    Translation Adjustment, Net of Income Taxes                            --              --               --             (172)
                                                            ---------------------------------------------------------------------

JUNE 30, 2003                                                             724             450            1,544              (57)
                                                            =====================================================================

                                                                                                                      Cumulative
                                                                                                                         Foreign
                                                                                                                        Currency
                                                                    Preferred          Common         Retained       Translation
                                                                   Securities          Shares         Earnings        Adjustment
---------------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001                                                         724             389              697               94
    Exercise of Stock Options                                              --              23               --               --
    Issue of Common Shares                                                 --              16               --               --
    Net Income                                                             --              --              166               --
    Dividends on Preferred Securities, Net of
      Income Taxes                                                         --              --              (22)              --
    Dividends on Common Shares                                             --              --              (18)              --
    Translation Adjustment, Net of Income Taxes                            --              --               --              (16)
                                                            ---------------------------------------------------------------------

JUNE 30, 2002                                                             724             428              823               78
                                                            =====================================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted


1.       ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 12. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at June 30, 2003 and the results of our operations and our cash flows for the three and six months ended June 30, 2003 and 2002.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to litigation, environmental and dismantlement liabilities, income taxes and determination of proved reserves on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2003.

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

                                           Three Months            Six Months
                                          Ended June 30           Ended June 30
                                         2003       2002         2003       2002
--------------------------------------------------------------------------------
Increase to:
   Net Sales                                8          8           18         16
   Marketing and Other                    102        105          221        209

   Transportation and Other               110        113          239        225
                                       -----------------------------------------

Certain comparative figures have been reclassified to ensure consistency with current year presentation.

2.       ACCOUNTS RECEIVABLE

                                                                June 30     December 31
                                                                   2003            2002
-----------------------------------------------------------------------------------------
Trade
    Oil and Gas
      Marketing                                                     673             574
      Other                                                         327             330
    Chemicals and Other                                              49              59
                                                           ------------------------------
                                                                  1,049             963
Non-Trade                                                            46              34
                                                           ------------------------------
                                                                  1,095             997
Allowance for Doubtful Accounts                                      (8)             (9)
                                                           ------------------------------
                                                                  1,087             988
                                                           ==============================
3.       INVENTORIES AND SUPPLIES

                                                                June 30     December 31
                                                                   2003            2002
-----------------------------------------------------------------------------------------
Finished Products
    Oil and Gas
      Marketing                                                     113             130
      Other                                                           3               -
    Chemicals and Other                                               9              13
                                                           ------------------------------
                                                                    125             143
Work in Process                                                       7               6
Field Supplies                                                       97             107
                                                           ------------------------------
                                                                    229             256
                                                           ==============================
4.       LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                June 30     December 31
                                                                   2003            2002
-----------------------------------------------------------------------------------------
Unsecured Syndicated Term Credit Facilities                          --              --
Unsecured Redeemable Notes, due 2004 (a)                            305             355
Unsecured Redeemable Debentures, due 2006                           100             108
Unsecured Redeemable Medium Term Notes, due 2007                    150             150
Unsecured Redeemable Medium Term Notes, due 2008                    125             125
Unsecured Redeemable Notes, due 2028                                271             316
Unsecured Redeemable Notes, due 2032                                678             790
                                                           ------------------------------
                                                                  1,629           1,844
                                                           ==============================

(a)  UNSECURED REDEEMABLE NOTES, DUE 2004
The Unsecured Redeemable Notes are due in February 2004. We intend to refinance this obligation with existing long-term debt facilities, and accordingly, it has not been included in current liabilities at June 30, 2003.

(b)  SHORT-TERM BORROWINGS
Occasionally, we sell the future proceeds of our accounts receivable; however, we retain a 10% exposure to related credit losses. At June 30, 2003, we sold $190 million of accounts receivable proceeds (December 31, 2002 - $178 million). The retained credit exposure of $19 million (December 31, 2002 - $18 million) is included in short-term borrowings.

c)   INTEREST EXPENSE

                                        Three Months          Six Months
                                       Ended June 30         Ended June 30
                                     2003         2002     2003        2002
------------------------------------------------------------------------------
Long-Term Debt                         34           34       68           59
Other                                   2            2        4            3
                                   -------------------------------------------
Total                                  36           36       72           62
   Less: Capitalized                   11            8       19           11
                                   -------------------------------------------
                                       25           28       53           51
                                   ===========================================


Capitalized interest relates to and is included as part of the cost of oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

5.       DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a)  COMMODITY PRICE RISK MANAGEMENT
In March 2003, we sold WTI and NYMEX gas forward contracts for the next 12 months to lock in a portion of our return on the purchase of the remaining 40% interest in the Aspen field. The forward contracts fix our price per bbl and our price per mmbtu of gas at the contract prices for the hedged volumes, less applicable price differentials. At June 30, 2003, the fair value of these instruments was a loss of $1 million. We will recognize the realized gains or losses on these contracts in the same periods as the hedged production is sold.

Hedged Volumes             Period                              Fixed Price (US$)
--------------------------------------------------------------------------------
5,000 bbls/d               April 2003 - March 2004                    28.50/bbl
12,000 mmbtu/d             April 2003 - March 2004                   5.35/mmbtu


(b)  FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT
We manage our exposure to fluctuations between US and Canadian dollars by minimizing the need to convert between the two currencies. Net revenue from our foreign operations and our US-dollar borrowings are generally used to fund US-dollar capital expenditures and debt repayments. All of our US-dollar debt was designated as a hedge against our net investment in foreign operations. In early 2003, we de-designated our unsecured syndicated term credit facilities from the hedge as funds drawn were used to fund US-dollar working capital in our Canadian operations. Our remaining US-dollar debt continues to be designated as a hedge against our net investment in foreign operations. The foreign exchange gains or losses relating to the designated debt continue to be included in the cumulative foreign currency translation adjustment in shareholders' equity, while exchange gains and losses on the unsecured syndicated term credit facilities are included in marketing and other on the Unaudited Consolidated Statement of Income.

(c)  CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE INSTRUMENTS

Assets/(Liabilities)                         JUNE 30, 2003                                   DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                    Carrying           Fair     Unrealized         Carrying          Fair       Unrealized
                                       Value          Value     Gain/(Loss)           Value         Value       Gain/(Loss)
                              ---------------------------------------------    --------------------------------------------
Long-Term Debt                        (1,629)        (1,883)          (254)          (1,844)       (1,948)           (104)
Preferred Securities                    (724)          (661)            63             (724)         (756)            (32)
                              ---------------------------------------------------------------------------------------------

The estimated fair value of all derivative instruments is based on quoted market prices and if not available, on estimates from third-party brokers or dealers or amounts derived from valuation models. The carrying value of cash and short-term investments, amounts receivable and short-term obligations approximates their fair value because the instruments are near maturity. Amounts receivable and payable by our marketing operations related to derivative instruments are equal to fair value as we use the mark-to-market method to value them. Amounts related to derivative instruments included in deferred charges and other assets and other deferred credits and liabilities are $41 million and $9 million, respectively. These derivative instruments are held by our marketing operation and settle beyond 2003.

6.       SHAREHOLDERS' EQUITY

(a)  ESTIMATED FAIR VALUE OF STOCK OPTIONS
We use the intrinsic-value method of accounting for stock options. Under this method, no compensation expense is recognized for stock options granted to employees and directors. As required under GAAP, we also make certain pro forma disclosures as if the fair-value method of accounting was applied. The assumptions for the three and six months ended June 30, 2003 are the same as for the year ended December 31, 2002, as described in Note 8(f) to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.

The following shows our pro forma net income and earnings per common share had we applied the fair-value method of accounting to all stock options outstanding:

                                                                    Three Months              Six Months
                                                                   Ended June 30            Ended June 30
                                                                 2003         2002        2003         2002
-------------------------------------------------------------------------------------------------------------
Net Income Attributable to Common Shareholders:
   As Reported                                                    253           90         493          144
      Less: Fair Value of Stock Options                             7            6          13           12
                                                         ----------------------------------------------------
   Pro Forma                                                      246           84         480          132
                                                         ====================================================

Earnings Per Common Share ($/share)
   Basic as Reported                                             2.05         0.74        4.00          1.18
                                                         ====================================================
   Pro Forma                                                     2.00         0.69        3.89          1.08
                                                         ====================================================

   Diluted as Reported                                           2.04         0.73        3.97          1.17
                                                         ====================================================
   Pro Forma                                                     1.98         0.68        3.87          1.06
                                                         ====================================================

(b)  DIVIDENDS
Dividends per common share for the three months ended June 30, 2003 were $0.075 (2002 - $0.075). Dividends per common share for the six months ended June 30, 2003 were $0.15 (2002 - $0.15).

7.       EARNINGS PER COMMON SHARE

We calculate earnings per common share using Net Income Attributable to Common Shareholders and the weighted-average number of common shares outstanding. We calculate diluted earnings per common share using Net Income Attributable to Common Shareholders and the weighted-average number of diluted common shares outstanding.

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(millions of shares)                                                              2003         2002        2003         2002
------------------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                             123.3        122.3       123.2         121.9
Shares issuable pursuant to stock options                                          5.1          8.4         5.1           8.3
Shares to be purchased from proceeds of stock options                             (4.4)        (6.3)       (4.4)        (6.7)
                                                                         -----------------------------------------------------
Weighted-average number of diluted common shares outstanding                     124.0        124.4       123.9         123.5
                                                                         =====================================================

In calculating diluted earnings per common share for the three months ended June 30, 2003, we excluded 4,179,825 options (2002 - 10,000), and for the six months ended June 30, 2003 we excluded 4,197,718 options (2002 - 42,000), because the exercise price was greater than the average market price of our common shares in those periods. During the periods presented, outstanding stock options were the only dilutive instrument.

8.       CASH FLOWS

(a)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
                                                                                  2003         2002        2003         2002
------------------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion and Amortization                                           202          185         393          365
Gain on Disposition of Assets                                                       --           --          --          (13)
Future Income Taxes                                                                (41)          (5)         30          (19)
Loss (Gain) on Foreign Exchange                                                    (13)           5          (4)           4
Other                                                                                2           (4)          2           (3)
                                                                         -----------------------------------------------------
                                                                                   150          181         421          334
                                                                         =====================================================
(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
                                                                                  2003         2002        2003         2002
------------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Accounts Receivable                                                            578         (116)        (98)         (400)
    Inventories and Supplies                                                       (55)          12          26           (46)
    Other Current Assets                                                             3          (18)          7           (12)
    Accounts Payable and Accrued Liabilities                                      (494)         168          51           292
    Accrued Interest Payable                                                        11           14          (5)           17
    Effect of Foreign Exchange Rate Changes on Non-Cash Working
      Capital                                                                      (17)          (3)        (21)            7
                                                                         -----------------------------------------------------
                                                                                    26           57         (40)         (142)

Investing Activities
    Accounts Payable and Accrued Liabilities                                       (28)           8         (31)           27
                                                                         -----------------------------------------------------
Total                                                                               (2)          65         (71)         (115)
                                                                         =====================================================
(c)  OTHER CASH FLOW INFORMATION

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
                                                                                  2003         2002        2003         2002
------------------------------------------------------------------------------------------------------------------------------
Interest Paid                                                                       22           20          72            42
Income Taxes Paid                                                                   53           74         107           114
                                                                         -----------------------------------------------------
9.       MARKETING AND OTHER

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
                                                                                  2003         2002        2003         2002
------------------------------------------------------------------------------------------------------------------------------
Marketing Net Revenue                                                              114          124         295           241
Interest                                                                             2            2           4             4
Foreign Exchange Gains (Losses)                                                     13           (5)          4            (4)
Other (1)                                                                           16           --          17             2
                                                                         -----------------------------------------------------
                                                                                   145          121         320           243
                                                                         =====================================================

Note:

(1) This includes $12 million of business interruption proceeds from our insurers. The proceeds result from damage sustained in the Gulf of Mexico during tropical storm Isidore and hurricane Lili in the third and fourth quarters of 2002.

10.      COMMITMENTS AND CONTINGENCIES
As described in Note 10 to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our consolidated financial position or results of operations.

11.      OPERATING SEGMENTS AND RELATED INFORMATION
Nexen is involved in activities relating to Oil and Gas, Syncrude and Chemicals in various geographic locations as described in Note 15 to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.

THREE MONTHS ENDED JUNE 30, 2003

 (Cdn$ millions)                                                                                                Corporate
                                                                                                                      and
                                                    Oil and Gas                             Syncrude  Chemicals     Other     Total
------------------------------------------------------------------------------------------------------------------------------------
                                               United               Other
                               Yemen   Canada  States  Australia  Countries(1)  Marketing(2)
                              -------------------------------------------------------------
 Net Sales                       191      175     195         17         19             3         58         92        --       750
 Marketing and Other               3       --      13         --         --           114         --         --        15 (3)   145
 Gain on Disposition of Assets    --       --      --         --         --            --         --         --        --        --
                              -----------------------------------------------------------------------------------------------------
 Total Revenues                  194      175     208         17         19           117         58         92        15       895
 Less: Expenses
  Operating                       21       41      25          8          6             5         36         56        --       198
  Transportation and Other         3       --       2         --         --           102         --          9        --       116
  General and Administrative       2        7       3         --          5            10         --          5        13        45
  Depreciation, Depletion and
    Amortization                  41       64      56          7         10             3          4         13         4       202
  Exploration                      1        6      18          1         13 (4)        --         --         --        --        39
  Interest                        --       --      --         --         --            --         --         --        25        25
                              -----------------------------------------------------------------------------------------------------
 Income (Loss) before Income
    Taxes                        126       57     104          1        (15)           (3)        18          9       (27)      270
                              =====================================================================================================
 Less: Provision for Income
  Taxes (5)                                                                                                                       7
                                                                                                                             ------
 Net Income                                                                                                                     263
                                                                                                                             ======

 Identifiable Assets             546    2,134   1,487         25        152         1,003 (6)    614        477       230     6,668
                              =====================================================================================================

 Capital Expenditures
  Development and Other           52       41      72          1         12            --         48          3         6       235
  Exploration                      7        9      46         --         21            --         --         --        --        83
  Proved Property Acquisitions    --       --      --         --         --            --         --         --        --        --
                              -----------------------------------------------------------------------------------------------------
                                  59       50     118          1         33            --         48          3         6       318
                              =====================================================================================================

Notes:

(1) Includes results of operations from producing activities in Nigeria and Colombia.

(2) Includes results of operations from a natural gas-fired generating facility in Alberta. In 2002, these results were included in Corporate and Other.

(3) Includes interest income of $2 million and foreign exchange gains of $13 million.

(4)  Includes exploration activities primarily in Nigeria, Colombia and Brazil.

(5)  Includes Yemen cash taxes of $48 million.

(6) Approximately 79% of Marketing's identifiable assets are accounts receivable and inventories.

SIX MONTHS ENDED JUNE 30, 2003

 (Cdn$ millions)                                                                                                Corporate
                                                                                                                      and
                                                    Oil and Gas                             Syncrude  Chemicals     Other     Total
------------------------------------------------------------------------------------------------------------------------------------
                                               United               Other
                               Yemen   Canada  States  Australia  Countries(1)  Marketing(2)
                              -------------------------------------------------------------
 Net Sales                       419      383     379         45         36            11        121        190        --      1,584
 Marketing and Other               3        1      13         --         --           295         --         --         8 (3)    320
 Gain on Disposition of Assets    --       --      --         --         --            --         --         --        --         --
                              ------------------------------------------------------------------------------------------------------
 Total Revenues                  422      384     392         45         36           306        121        190        8      1,904
 Less: Expenses
  Operating                       42       81      46         21         10            12         68        122        --        402
  Transportation and Other         3       --       3         --         --           221         --         19        --        246
  General and Administrative       3       15       6         --         10            19         --         10        19         82
  Depreciation, Depletion and
    Amortization                  83      128     105         13         16             6          7         27         8        393
  Exploration                      3       24      33          1         19 (4)        --         --         --        --         80
  Interest                        --       --      --         --         --            --         --         --        53         53
                              ------------------------------------------------------------------------------------------------------
 Income (Loss) before Income
    Taxes                        288      136     199         10        (19)           48         46         12       (72)       648
                              ======================================================================================================
 Less: Provision for Income
  Taxes (5)                                                                                                                      134
                                                                                                                              ------
 Net Income                                                                                                                      514
                                                                                                                              ======

 Identifiable Assets             546    2,134   1,487         25        152         1,003 (6)    614        477       230      6,668
                              ======================================================================================================

 Capital Expenditures
  Development and Other          106      156     127          1         17            --         89          4         9        509
  Exploration                      8       27      71          1         31            --         --         --        --        138
  Proved Property Acquisitions    --       --     164 (7)     --         --            --         --         --        --        164
                              ------------------------------------------------------------------------------------------------------
                                 114      183     362          2         48            --         89          4         9        811
                              ======================================================================================================

Notes:

(1) Includes results of operations from producing activities in Nigeria and Colombia.

(2) Includes results of operations from a natural gas-fired generating facility in Alberta. In 2002, these results were included in Corporate and Other.

(3) Includes interest income of $4 million and foreign exchange gains of $4 million.

(4)  Includes exploration activities primarily in Nigeria, Colombia and Brazil.

(5)  Includes Yemen cash taxes of $99 million.

(6) Approximately 79% of Marketing's identifiable assets are accounts receivable and inventories.

(7) On March 27, 2003 we acquired the residual 40% interest in Aspen in the Gulf of Mexico for US $109 million.

THREE MONTHS ENDED JUNE 30, 2002

 (Cdn$ millions)                                                                                                Corporate
                                                                                                                      and
                                                    Oil and Gas                             Syncrude  Chemicals     Other(1)  Total
------------------------------------------------------------------------------------------------------------------------------------
                                               United               Other
                               Yemen   Canada  States  Australia  Countries(2)  Marketing
                              -----------------------------------------------------------
 Net Sales                       198      169      79         43         18            --         48         86         3       644
 Marketing and Other              --       --      --         --         --           124         --         --        (3)(3)   121
 Gain on Disposition of Assets    --       --      --         --         --            --         --         --        --        --
                              ------------------------------------------------------------------------------------------------------
 Total Revenues                  198      169      79         43         18           124         48         86        --       765
 Less: Expenses
  Operating                       20       48      26         11          6            --         36         53         1       201
  Transportation and Other        --       --      --         --         --           105         --         10         1       116
  General and Administrative       1        6       2         --          4             8         --          7        10        38
  Depreciation, Depletion and
    Amortization                  36       64      33         17         15             2          3         12         3       185
  Exploration                     16        8       8          1         10 (4)        --         --         --        --        43
  Interest                        --       --      --         --         --            --         --         --        28        28
                              ------------------------------------------------------------------------------------------------------
 Income (Loss) before Income
  Taxes                          125       43      10         14        (17)            9          9          4       (43)      154
                              ======================================================================================================
 Less: Provision for Income
  Taxes (5)                                                                                                                      53
                                                                                                                             ------
 Net Income                                                                                                                     101
                                                                                                                             ======

 Identifiable Assets             561    2,158     996         88        183           895 (6)    435        528       273     6,117
                              ======================================================================================================

 Capital Expenditures
  Development and Other           52       36     116         31         --            --         30         14        75       354
  Exploration                      5       13      34          1         11            --         --         --        --        64
                              ------------------------------------------------------------------------------------------------------
                                  57       49     150         32         11            --         30         14        75 (7)   418
                              ======================================================================================================

Notes:

(1) Includes results of operations from a natural gas-fired generating facility in Alberta.

(2) Includes results of operations from producing activities in Nigeria and Colombia.

(3) Includes interest income of $2 million and foreign exchange losses of $5 million.

(4)  Includes exploration activities primarily in Nigeria and Colombia.

(5)  Includes Yemen cash taxes of $55 million.

(6) Approximately 86% of Marketing's identifiable assets are accounts receivable and inventories.

(7) Includes $67 million related to the buy out of the lease agreement for the natural gas-fired generating facility in Alberta.

SIX MONTHS ENDED JUNE 30, 2002

 (Cdn$ millions)                                                                                                Corporate
                                                                                                                      and
                                                    Oil and Gas                             Syncrude  Chemicals     Other(1)  Total
------------------------------------------------------------------------------------------------------------------------------------
                                               United               Other
                               Yemen   Canada  States  Australia  Countries(2)  Marketing
                              -----------------------------------------------------------
 Net Sales                       362      307     140         65         37             -         98        171         5     1,185
 Marketing and Other              --        1      --         --         --           241         --          1        -- (3)   243
 Gain on Disposition of Assets    --       --      --         --         --            --         --         --        13 (4)    13
                              ------------------------------------------------------------------------------------------------------
 Total Revenues                  362      308     140         65         37           241         98        172        18     1,441
 Less: Expenses
  Operating                       39       89      49         25         11            --         63        108         3       387
  Transportation and Other        --       --      --         --         --           209         --         20         3       232
  General and Administrative       2       13       4         --          9            15         --         12        21        76
  Depreciation, Depletion and
    Amortization                  74      129      65         28         27             4          6         25         7       365
  Exploration                     19       21      23          1         16 (5)        --         --         --        --        80
  Interest                        --       --      --         --         --            --         --         --        51        51
                              ------------------------------------------------------------------------------------------------------
 Income (Loss) before Income
  Taxes                          228       56      (1)        11        (26)           13         29          7       (67)      250
                              ======================================================================================================
 Less: Provision for Income
  Taxes (6)                                                                                                                      84
                                                                                                                             ------
 Net Income                                                                                                                     166
                                                                                                                             ======

 Identifiable Assets             561    2,158     996         88        183           895  (7)   435        528       273     6,117
                              ======================================================================================================

 Capital Expenditures
  Development and Other           95      128     195         46         10            --         51         30        83       638
  Exploration                     19       34      55          1         18            --         --         --        --       127
                              ------------------------------------------------------------------------------------------------------
                                 114      162     250         47         28            --         51         30        83 (8)   765
                              ======================================================================================================

Notes:

(1) Includes results of operations from a natural gas-fired generating facility in Alberta.

(2) Includes results of operations from producing activities in Nigeria and Colombia.

(3) Includes interest income of $4 million and foreign exchange losses of $4 million.

(4) The Moose Jaw asphalt operation was disposed of on January 2, 2002 for proceeds of $27 million, plus working capital.

(5)  Includes exploration activities primarily in Nigeria and Colombia.

(6)  Includes Yemen cash taxes of $92 million.

(7) Approximately 86% of Marketing's identifiable assets are accounts receivable and inventories.

(8) Includes $67 million related to the buy out of the lease agreement for the natural gas-fired generating facility in Alberta. 12.

12.      DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED
         ACCOUNTING PRINCIPLES
The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. US GAAP Unaudited Consolidated Financial Statements and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$ millions)                                                                   2003         2002        2003          2002
------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Net Sales (iii)                                                                750          644       1,584         1,185
    Marketing and Other (v)                                                        146          121         321           243
                                                                         -----------------------------------------------------
                                                                                   896          765       1,905         1,428
                                                                         -----------------------------------------------------
EXPENSES
    Operating (viii)                                                               198          201         402           374
    Transportation and Other                                                       116          116         246           232
    General and Administrative                                                      45           38          82            76
    Depreciation, Depletion and Amortization (ii); (ix)                            216          196         422           388
    Exploration                                                                     39           43          80            80
    Interest (i)                                                                    41           46          87            87
                                                                         -----------------------------------------------------
                                                                                   655          640       1,319         1,237
                                                                         -----------------------------------------------------

INCOME BEFORE INCOME TAXES                                                         241          125         586          191
                                                                         -----------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                         48           58         104          103
    Future (i) - (x)                                                                29          (12)         92          (33)
                                                                         -----------------------------------------------------
                                                                                    77           46         196           70
                                                                         -----------------------------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE                                                           164           79         390          121

Cumulative Effect of a Change in Accounting Principle on Periods
    up to December 31, 2002, Net of Income Taxes of $25 Million (ix)                --           --         (37)          --
                                                                         -----------------------------------------------------

NET INCOME - US GAAP (1)                                                           164           79         353          121
                                                                         =====================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)                                                                1.33         0.65        2.86          0.99
                                                                         =====================================================

    Diluted (Note 7)                                                              1.32         0.64        2.85          0.98
                                                                         =====================================================

Note:

(1)  RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                           Three Months               Six Months
                                                                          Ended June 30             Ended June 30
   (Cdn$ millions)                                                       2003         2002         2003        2002
   ------------------------------------------------------------------------------------------------------------------
   Net Income - Canadian GAAP                                             263          101          514         166
   Impact of US Principles (net of income taxes):
     Fair Value of Currency Swap (v)                                        1           --            1          --
     Dividends on Preferred Securities (i)                                (10)         (11)         (21)        (22)
     Depreciation (ii); (ix)                                              (14)         (11)         (28)        (23)
     Future Income Taxes (x)                                              (76)          --          (76)         --
                                                                  ---------------------------------------------------
   Net Income - US GAAP, before Cumulative Effect of a
   Change in Accounting Principle                                         164           79          390         121
   Cumulative Effect of a Change in Accounting Principle
        on Periods up to December 31, 2002 (ix)                            --           --          (37)         --
                                                                  ---------------------------------------------------
   Net Income - US GAAP                                                   164           79          353         121
                                                                  ===================================================

(b)  UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                     June 30      December 31
(Cdn$ millions)                                                                         2003             2002
--------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                                                     92              59
      Accounts Receivable (iii)                                                        1,088             990
      Inventories and Supplies                                                           229             256
      Other                                                                               19              26
                                                                                ------------------------------
        Total Current Assets                                                           1,428           1,331

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion and
         Amortization of $5,072 (December 31, 2002 - $4,992) (ii); (ix)                5,195           5,064
    GOODWILL                                                                              36              36
    FUTURE INCOME TAX ASSETS                                                             198             263
    DEFERRED CHARGES AND OTHER ASSETS (i); (vi)                                           99              70
                                                                                ------------------------------

                                                                                       6,956           6,764
                                                                                ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-term Borrowings                                                               19              18
      Accounts Payable and Accrued Liabilities (iii)                                   1,220           1,200
      Accrued Interest Payable                                                            34              39
      Dividends Payable                                                                    9               9
                                                                                ------------------------------
        Total Current Liabilities                                                      1,282           1,266
                                                                                ------------------------------

    LONG-TERM DEBT (i); (vi)                                                           2,258           2,575
    FUTURE INCOME TAX LIABILITIES (i) - (x)                                              940             876
    DISMANTLEMENT AND SITE RESTORATION (ix)                                                -             191
    ASSET RETIREMENT OBLIGATION (ix)                                                     355               -
    OTHER DEFERRED CREDITS AND LIABILITIES (vii)                                          52              44
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized: Unlimited
        Outstanding:  2003   - 123,321,135 shares
                      2002   - 122,965,830 shares                                        450             440
      Retained Earnings (i); (ii); (v); (ix); (x)                                      1,615           1,280
      Accumulated Other Comprehensive Income (i); (iii); (iv); (vii)                       4              92
                                                                                ------------------------------
          Total Shareholders' Equity                                                   2,069           1,812
                                                                                ------------------------------

    COMMITMENTS AND CONTINGENCIES
                                                                                       6,956           6,764
                                                                                ==============================

(c) UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                  Three Months              Six Months
                                                                 Ended June 30            Ended June 30
(Cdn$ millions)                                                2003         2002        2003          2002
-----------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                            164           79         353           121
Other Comprehensive Income, net of income taxes:
    Translation Adjustment (i); (iv)                            (62)          15         (87)           14
    Unrealized Mark-to-Market Loss (iii)                         (4)           -          (1)            -
                                                         --------------------------------------------------
Comprehensive Income                                             98           94         265           135
                                                         ==================================================

(d)  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Under US principles, dividends on preferred securities of $16 million and $34 million for the three and six months ended June 30, 2003, respectively (June 30, 2002 - $18 million and $36 million) that are included in financing activities would be reported in operating activities.

Under US principles, geological and geophysical costs of $11 million and $24 million for the three and six months ended June 30, 2003, respectively (June 30, 2002 - $15 million and $35 million) that are included in investing activities would be reported in operating activities.

(e)  OTHER SUPPLEMENTARY INFORMATION

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
                                                                                  2003         2002        2003          2002
------------------------------------------------------------------------------------------------------------------------------
Pro Forma Earnings - Fair-Value Method of Accounting
    for Stock Options - US GAAP
Net Income - US GAAP
    As Reported                                                                    164           79         353           121
      Less: Fair Value of Stock Options                                              7            6          13            12
                                                                         -----------------------------------------------------
    Pro Forma                                                                      157           73         340           109
                                                                         =====================================================

Earnings Per Common Share ($/share)
    Basic as Reported                                                             1.33         0.65         2.86         0.99
                                                                         =====================================================
    Pro Forma                                                                     1.28         0.60         2.76         0.89
                                                                         =====================================================

    Diluted as Reported                                                           1.32         0.64         2.85         0.98
                                                                         =====================================================
    Pro Forma                                                                     1.27         0.59         2.75         0.88
                                                                         =====================================================

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

         CASH FLOW HEDGES: Changes in the fair value of derivatives that are designated as cash flow hedges are recognized in earnings in the same period as the hedged item. Any fair value change in a derivative before that period is recognized on the balance sheet. The effective portion of that change is recognized in other comprehensive income with any ineffectiveness recognized in net sales on the income statement. Included in accounts payable at June 30, 2003 is $1 million (December 31, 2002 - $nil), fair value for the forward contracts used to hedge a portion of our cash flow. The contracts limit our exposure to fluctuations in commodity prices by fixing our cash flow from the sale of hedged production, as described in Note 5. As of June 30, 2003, the fair value included in accumulated other comprehensive income was an unrealized loss of $1 million, net of income taxes. Approximately $1 million of the unrealized loss is expected to be moved to net sales in the next six months as the underlying production is delivered or the hedge expires. For the six months ended June 30, 2003, amounts related to the ineffectiveness of cash flow hedges were included in net sales and were immaterial.

         FAIR VALUE HEDGES: Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. Any changes in the fair value are reflected net in earnings. Included in both accounts receivable and accounts payable at June 30, 2003 is $1 million (December 31, 2002 - $2 million) related to fair value hedges. The hedges convert fixed prices for physical delivery of natural gas into a floating price through a fixed to floating swap. The impact on earnings is immaterial.

iv. Under US principles, exchange gains and losses arising from the translation of our net investment in self-sustaining foreign operations are included in comprehensive income. Additionally, exchange gains and losses from translation of our US-dollar long-term debt, net of income taxes, are included in comprehensive income as it has been designated as a hedge of our foreign net investment. Cumulative amounts are included in accumulated other comprehensive income in the Unaudited Consolidated Balance Sheet.

v. Under US principles, a derivative and a cash instrument cannot be designated in combination as a net investment hedge. Changes in fair value and foreign exchange gains and losses on our US $37 million currency swap are included in earnings.

vi. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets.

vii. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in comprehensive income and accrued pension liabilities. This amount was $4 million at June 30, 2003 (December 31, 2002 - $4 million).

viii. Under US principles, gains and losses on the disposition of assets are shown as operating expenses rather than revenues.

ix.      On January 1, 2003 we adopted Financial Accounting Standards Board
         (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) for US GAAP reporting purposes. FAS 143 requires recognition of a liability for the future retirement obligations associated with our property, plant and equipment, which includes oil and gas wells and facilities, and chemicals plants. These obligations, which generally relate to dismantlement and site restoration, are initially measured at fair value, which is the discounted future value of the liability. This fair value is capitalized as part of the cost of the related asset and amortized to expense over its useful life. The liability accretes until we expect to settle the retirement obligation.

         This change in accounting policy has been reported as a cumulative effect adjustment in the Unaudited Consolidated Statement of Income. Under the old accounting rules, our results would have been:

                                                                                              Three Months       Six Months
                                                                                             Ended June 30    Ended June 30
                                                                                                      2003             2003
         -------------------------------------------------------------------------------------------------------------------
         Net Income - US GAAP
             As Reported                                                                               164              353
               Cumulative Effect of Change in Accounting Principle                                      --               37
               Additional Depreciation, Depletion and Amortization, and Accretion                        1                3
                                                                                             -------------------------------
             Adjusted                                                                                  165              393
                                                                                             ===============================

         Earnings per Common Share ($/share)
             Basic as Reported                                                                         1.33            2.86
                                                                                             ===============================
             Adjusted                                                                                  1.34            3.19
                                                                                             ===============================

             Diluted as Reported                                                                       1.32            2.85
                                                                                             ===============================
             Adjusted                                                                                  1.33            3.17
                                                                                             ===============================


         Had FAS 143 been applied during all periods presented, our asset retirement obligation, including current obligations of $14 million at December 31, 2002 and $18 million at June 30, 2003, would have been reported as follows:

                                                    As Reported       Pro-forma
         -----------------------------------------------------------------------
             January 1, 2002                             182                364
             December 31, 2002                           205                390
             June 30, 2003                               373                373
                                                     ---------------------------

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

         Had FAS 143 been applied during all periods presented, our June 30, 2002 results would have been reported as follows:

                                                                                               Three Months      Six Months
                                                                                              Ended June 30   Ended June 30
                                                                                                       2002            2002
         -------------------------------------------------------------------------------------------------------------------
         Net Income - US GAAP
             As Reported                                                                                 79             121
               Less: Additional Depreciation, Depletion and Amortization, and Accretion                   2               3
                                                                                              ------------------------------
             Adjusted                                                                                    77             118
                                                                                              ==============================

         Earnings per Common Share ($/share)
             Basic as Reported                                                                         0.65            0.99
                                                                                              ==============================
             Adjusted                                                                                  0.63            0.97
                                                                                              ==============================

             Diluted as Reported                                                                       0.64            0.98
                                                                                              ==============================
             Adjusted                                                                                  0.62            0.96
                                                                                              ==============================

x. Under US principles, enacted tax rates are used to calculate future income taxes, whereas under Canadian GAAP, substantively enacted tax rates are used. Substantively enacted changes in Canadian federal and provincial income tax rates created a $76 million future income tax recovery during the quarter.

NEW ACCOUNTING PRONOUNCEMENTS AND UPCOMING CHANGE IN ACCOUNTING POLICY
Our shareholders approved a resolution requiring us to expense stock options. As a result, we plan to adopt the fair-value method of accounting for stock options in the fourth quarter of 2003. In January 2003, the US Financial Accounting Standards Board (FASB) issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. We plan to adopt the fair-value method of accounting for stock options in the fourth quarter of 2003 using the prospective method, whereby compensation cost will be recognized for all options granted on or after January 1, 2003. All stock options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) unless these stock options are modified or settled subsequent to adoption. The impact under US GAAP will be immaterial in 2003.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope to be classified as a liability. Certain financial instruments must be valued at fair value, with changes in fair value recognized through earnings. FAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle. Restatement is not permitted. The impact under US GAAP will be a $16 million increase in the carrying value of our Preferred Securities along with the recognition of a loss in the third quarter.

The following standard issued by the FASB does not impact us:

o Statement No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 12 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS, AND SALES VOLUMES AND PRODUCTION VOLUMES ARE BEFORE ROYALTIES. WE HAVE PRESENTED OUR WORKING INTEREST BEFORE ROYALTIES AS WE MEASURE OUR PERFORMANCE ON THIS BASIS CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES.


SECOND QUARTER HIGHLIGHTS
Our strong financial results continued during the second quarter of 2003 and contributed to record results for the first half of the year. During the second quarter of 2003, attractive commodity prices, growth in our US operations and successful development drilling in Yemen offset a lower contribution from our marketing operations and the negative effect of a strengthening Canadian dollar on our net income and cash flow from operations. Our solid results were complemented by successful exploration drilling on Block 51 in Yemen, successful appraisal drilling on Block 222 in Nigeria, and our acquisition of additional exploration opportunities in the deep waters of the Gulf of Mexico. We also continued our progress on major growth projects in the deep-water Gulf of Mexico and in the Athabasca oil sands.

Following are the quarterly highlights:

o    Record production levels at 280,000 boe/d before royalties.

o Increased net income by 160% and cash flow from operations by 39% from second quarter 2002.

o Grew production, after royalties, by 11% from the second quarter of 2002 and by 10% from the first quarter of 2003 with higher margin barrels from Aspen.

o High-value Aspen production contributed to record cash flow from operations of $179 million for the US. This makes the US the largest contributor to our cash flow from operations this quarter.

o The decrease in tax rates for Canadian resource activities resulted in a future tax recovery of $76 million.

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$ millions)                                                                   2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                          750          644        1,584        1,185
Net Income                                                                         263          101          514          166
Earnings per Common Share - Basic ($/share)                                       2.05         0.74         4.00         1.18
Earnings per Common Share - Diluted ($/share)                                     2.04         0.73         3.97         1.17
Cash Flow from Operations (1)                                                      452          325        1,015          580
Production, before Royalties (mboe/d)                                              280          272          272          269
Production, after Royalties (mboe/d)                                               195          175          186          176
Capital Expenditures (2)                                                           318          418          811          765
                                                                         -----------------------------------------------------

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

                                                            Three Months               Six Months
                                                           Ended June 30             Ended June 30
   (Cdn$ millions)                                        2003         2002         2003        2002
   --------------------------------------------------------------------------------------------------
   Cash Flow from Operating Activities                     464          387          946         467
   Changes in Non-Cash Working Capital                     (26)         (57)          40         142
   Other                                                    14           (5)          29         (29)
                                                     ------------------------------------------------
   Cash Flow from Operations                               452          325        1,015         580
                                                     ================================================

(2) Includes $164 million relating to the purchase of the remaining working interest in the Aspen field in March 2003.

FINANCIAL RESULTS

CHANGE IN NET INCOME
                                                                                          2003 VS 2002
                                                                                   Three Months    Six Months
(Cdn$ millions)                                                                   Ended June 30   Ended June 30
-----------------------------------------------------------------------------------------------------------------
NET INCOME AT JUNE 30, 2002                                                                 101             166
                                                                                  ===============================
    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, after royalties:
        Crude oil                                                                            41              47
        Natural gas                                                                          19              19
      Crude oil sales volumes, after royalties                                               --             (12)
      Realized commodity prices:
        Crude oil                                                                           (24)            152
        Natural gas                                                                          64             168
      Oil and gas operating expense:
        Conventional                                                                         10              13
        Synthetic                                                                            --              (5)
      Marketing                                                                              (9)             41
      Chemicals                                                                               4               5
      General and administrative                                                             (7)             (6)
      Interest expense                                                                        3              (2)
      Current income taxes                                                                   10              (1)
      Other                                                                                  16              16
                                                                                  -------------------------------
    Total Cash Variance                                                                     127             435

    Non-Cash Items:
      Depreciation, depletion and amortization
        Oil and Gas                                                                         (15)            (25)
        Other                                                                                (2)             (3)
      Exploration expense                                                                     4              --
      Future income taxes                                                                    36             (49)
      Gain on disposition of assets                                                          --             (13)
      Other                                                                                  12               3
                                                                                  -------------------------------
    Total Non-Cash Variance                                                                  35             (87)
                                                                                  -------------------------------

NET INCOME AT JUNE 30, 2003                                                                 263             514
                                                                                  ===============================

BEST QUARTERLY PRODUCTION IN NEXEN'S HISTORY
Solid second quarter 2003 results were driven by record production levels and strong commodity prices offset by the strengthening Canadian dollar relative to the US dollar and a lower contribution from our marketing division.

The strengthening Canadian dollar relative to the US dollar reduced our quarterly net income by $25 million and our quarterly cash flow from operating activities by $50 million. This is because we translate the results of our foreign operations from US dollars to Canadian dollars. With a stronger Canadian dollar, our foreign revenues and realized commodity prices referenced to US dollars are lower when translated. However, we benefit to the extent that our foreign operating costs and capital expenditures are also lower when translated. In addition, most of our fixed-rate debt is denominated in US dollars so this debt gets cheaper as the Canadian dollar strengthens and has resulted in a $215 million decrease in our fixed-rate debt since December 31, 2002.

Our marketing results declined as 2002 included mark-to-market net revenues on our inventories. New accounting rules, which came into effect in late 2002, now require us to exclude mark-to-market gains on our marketing inventories from our results until these inventories are sold.

Strong commodity prices, record production levels, growth in high-margin barrels from Aspen and a solid contribution from marketing delivered our best-ever year-to-date results in 2003. Significant variances in net income are explained further in the following sections.

OIL AND GAS

PRODUCTION VOLUMES (BEFORE ROYALTIES)

                                                                            Three Months                      Six Months
                                                                            Ended June 30                   Ended June 30
                                                                       2003             2002            2003            2002
-----------------------------------------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                                             118.7            118.1           117.4           118.2
    Canada                                                             50.6             57.6            49.9            58.2
    United States                                                      31.4             10.4            26.6            10.2
    Australia                                                           5.8             16.7             6.9            10.5
    Other Countries                                                     6.0              9.9             6.1            10.0
    Syncrude                                                           15.2             12.9            14.4            14.7
                                                             ----------------------------------------------------------------
                                                                      227.7            225.6           221.3           221.8
                                                             ----------------------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                                              159              160             160            168
    United States                                                       157              116             146            117
                                                             ----------------------------------------------------------------
                                                                        316              276             306            285
                                                             ----------------------------------------------------------------

Total (mboe/d)                                                          280              272             272            269
                                                             ================================================================

PRODUCTION VOLUMES (AFTER ROYALTIES)

                                                                            Three Months                      Six Months
                                                                            Ended June 30                   Ended June 30
                                                                       2003             2002            2003            2002
-----------------------------------------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                                              59.3             55.9            57.4            55.9
    Canada                                                             39.1             44.4            38.2            44.9
    United States                                                      28.0              8.6            23.5             8.5
    Australia                                                           5.7             12.4             6.1             8.1
    Other Countries                                                     4.7              4.9             5.0             6.0
    Syncrude                                                           15.1             12.8            14.3            14.6
                                                             ----------------------------------------------------------------
                                                                      151.9            139.0           144.5           138.0
                                                             ----------------------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                                              124              123             124            128
    United States                                                       132               95             123             97
                                                             ----------------------------------------------------------------
                                                                        256              218             247            225
                                                             ----------------------------------------------------------------

Total (mboe/d)                                                          195              175             186            176
                                                             ================================================================

RECORD QUARTERLY PRODUCTION INCREASED NET INCOME FOR THE QUARTER BY $60 MILLION Production, after royalties, grew 11% from the second quarter of 2002 and 10% from the first quarter of 2003 with the addition of 27,000 boe/d of low royalty production from our Aspen project in the deep waters of the Gulf of Mexico. Although our realized commodity price increased by 4% and production volumes, after royalties, grew by 11% since the second quarter of 2002, we successfully grew our cash flow from operations by 39%. This reflects our changing production mix to higher value barrels. On a before royalties basis, production increased 3% compared to the second quarter last year as growth in the US more than offset declines in Australia, Nigeria and Canada. This is further explained below.

MASILA BLOCK IN YEMEN
o Additional service rig capacity and on-going development drilling on the Masila Block contributed 228,300 bbls/d, gross (118,700 bbls/d, net to Nexen) to production.

o    We exited the quarter at 119,100 bbls/d, net to Nexen.

o Yemen is expected to achieve its full year production target of 118,100 bbls/d, net to Nexen.

CANADA
o Second quarter production of 77,100 boe/d was 9% lower than 2002 due to the lower productivity of some maturing assets, weather related drilling delays and increased water cuts at some of our heavy oil properties.

o We are currently soliciting bids for a package of non-core light oil properties located in the Williston Basin of southeast Saskatchewan. These properties are currently producing 9,100 (7,100 after royalties) equivalent barrels per day and we expect the sale to close by the end of the third quarter. The sales proceeds are expected to be used to reduce our net debt(1), further strengthening our balance sheet.

US GULF OF MEXICO
o Our deep-water Aspen production boosted US rates by 94% from 2002 to a quarterly record of 57,600 boe/d. Aspen came onstream in December 2002 and we acquired the residual interest in this project in late March 2003.

o The acquisition of the additional interest in Aspen added 10,700 boe/d to our second quarter production volumes. We locked in a portion of our return on this acquisition by selling approximately 60% of the incremental production forward to March 2004 at a weighted-average price of US $29.50 per boe. Our cash netback(2) on these hedged volumes is approximately US $23 per boe. The forward sale of 10% of the acquired reserves has paid for 50% of the purchase price.

o Production at Aspen was partially shut-in during April and May to repair pipeline and wellhead valve malfunctions. With the problems resolved in June, we expect production from the Gulf of Mexico to remain around the 55,000 to 60,000 boe/d range for the remainder of the year.

o Production from Aspen is priced off Mars blend, which is the second most actively traded US crude stream after WTI. Mars was priced at a $3.35/bbl discount to WTI in the second quarter.

o Eugene Island 295, which was damaged by Hurricane Lili last October, produced 3,800 boe/d through temporary production equipment. Production is expected to shift later this year to permanent production facilities to be installed on an adjacent undamaged drilling platform.

OTHER COUNTRIES
o Production at Buffalo offshore Australia and at Ejulebe offshore Nigeria declined in the second quarter of 2003 in line with our expectations.

o    The B-9 well at Buffalo was suspended due to high water cut.

o    Buffalo and Ejulebe are both expected to be fully depleted by 2004.

SYNCRUDE
o Production returned to 18,700 bbls/d, net to Nexen, in early May after the completion of the spring turnaround and extended coker maintenance.

o With the completion of the turnaround, we expect our share of Syncrude production to average between 16,000 and 17,000 bbls/d in 2003.



----------
(1)  Long-term debt less working capital.

(2) Netback is defined as sales price less all per unit costs including royalties, operating expenses and cash taxes. This is calculated using our working interest production before royalties.

COMMODITY PRICES

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
                                                                                  2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------------------------
CRUDE OIL
    West Texas Intermediate (WTI) (US$/bbl)                                      28.91        26.25        31.39        23.95
                                                                         -----------------------------------------------------

    Differentials (US$/bbl):
    Masila                                                                        3.64         1.90         3.62         1.51
    Heavy Oil                                                                     7.13         6.08         7.68         5.91

    Producing Assets (1) (Cdn$/bbl):
    Yemen                                                                        35.86        38.34        40.72        35.59
    Canada                                                                       30.95        31.58        35.08        28.48
    United States                                                                36.28        39.65        40.23        36.03
    Australia                                                                    36.53        37.41        43.52        36.23
    Nigeria                                                                      37.61        40.17        43.03        37.01
    Colombia                                                                     31.98        35.50        38.34        32.97
    Syncrude                                                                     42.26        40.62        46.76        36.97

    Corporate Average (1) (Cdn$/bbl)                                             35.24        36.74        39.87        33.93
                                                                         -----------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (US$/mmbtu)                                      5.74         3.44         6.03         2.97
                                                                         -----------------------------------------------------

    Canada (Cdn$/mcf) (1)                                                         5.85         3.83         6.30         3.30
    United States (Cdn$/mcf) (1)                                                  8.55         5.50         9.32         4.81

    Corporate Average (Cdn$/mcf) (1)                                              7.18         4.53         7.75         3.92
                                                                         -----------------------------------------------------

AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe) (1)                                36.71        35.18        41.12        32.12
                                                                         -----------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar                                                       0.6939       0.6338       0.6712       0.6313
                                                                         -----------------------------------------------------

Note:

(1)  Prices based on working interest production before royalties.


LOWER REALIZED CRUDE OIL PRICES DECREASED QUARTERLY NET INCOME BY $24 MILLION

REALIZED CRUDE OIL PRICES
o Despite stronger crude oil reference prices compared to the second quarter of 2002, we realized lower prices for our crude oil as a result of widening differentials and strengthening of the Canadian dollar relative to the US dollar.

o All of our oil sales are denominated in or referenced to US dollars. The strengthening Canadian dollar reduced our realized crude oil price by around $3.15 per bbl.


CRUDE OIL REFERENCE PRICES
o WTI fell from its highs in the first quarter of 2003 with the removal of the Iraq war premium and increased supply from Venezuela. Historically low product inventory levels in the US, delays in sustainable Iraqi production and concerns over Nigerian supply have kept WTI strong.

o Successful supply management by OPEC combined with uncertainty around the timing of Iraq's re-entry into the market has pushed prices up above the US $30/bbl mark. Instability in Iraq and the rest of the Middle East coupled with supply concerns in Nigeria and Venezuela has created price volatility.

HEAVY OIL DIFFERENTIALS
o    Approximately 10% of our total corporate production is Canadian heavy oil.

o Differentials narrowed early in the second quarter due to the summer ramp-up of asphalt producing refineries.

o The heavy differential widened in early July 2003 as demand fell with the unexpected shut down of a major refinery for turnaround.

o Additionally, heavy oil production from several new projects has caused an increase in supply.


MASILA DIFFERENTIAL
o    Our Masila crude is typically priced off North Sea Brent.

o In the second quarter of 2003, the Masila and Brent differentials, to WTI, widened as expected. Typically, in the summer months when demand for fuel oil is down, Brent widens relative to WTI.


HIGHER REALIZED NATURAL GAS PRICES INCREASED QUARTERLY NET INCOME BY $64 MILLION

NATURAL GAS PRICES
o Substantially all of our natural gas sales are denominated in or referenced to US dollars. The strengthening Canadian dollar reduced our realized gas price by 35(cent) per mcf. Higher natural gas reference prices increased our average gas price by $3.00/mcf, more than offsetting the effect of the strengthening Canadian dollar on our realized prices.

o Natural gas prices remained strong during the second quarter due to concerns that injections may not be high enough to replenish inventory before winter.

o Moderate temperatures have recently tempered this upward pressure, with inventory beginning to build as demand subsides.

OPERATING COSTS
(Based on working interest production before royalties)

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$/boe)                                                                        2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------------------------
Conventional Oil and Gas                                                          4.23         4.60         4.30         4.55
Synthetic Crude Oil
    Syncrude                                                                     25.68        30.70        26.01        23.58
Total Oil and Gas (1)                                                             5.40         5.83         5.46         5.56
                                                                         -----------------------------------------------------

Note:

(1) Operating costs per equivalent barrel are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.


LOWER OPERATING COSTS INCREASED NET INCOME FOR THE QUARTER BY $10 MILLION
o Conventional operating costs decreased due to the addition of low cost volumes from Aspen in the Gulf of Mexico. Additionally, there was no turnaround at our Balzac gas plant in Canada in 2003.

o Syncrude's operating costs per barrel were down relative to the second quarter of 2002 due to the timing and duration of the spring turnaround. Operating costs have increased at Syncrude on a year-to-date basis as a result of unscheduled maintenance and higher natural gas input prices.

o The strengthening Canadian dollar decreased US dollar denominated operating costs lowering our corporate average unit operating costs by approximately 25(cent) per boe.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)
(Based on working interest production before royalties)

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$/boe)                                                                        2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------------------------
Conventional Oil and Gas                                                          7.42         6.86         7.43         6.93
Synthetic Crude Oil
    Syncrude                                                                      2.48         2.40         2.57         2.26
Total Oil and Gas (1)                                                             7.16         6.65         7.17         6.68
                                                                         -----------------------------------------------------

Note:

(1) DD&A per equivalent barrel is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.


HIGHER OIL AND GAS DD&A REDUCED NET INCOME FOR THE QUARTER BY $15 MILLION
o Higher 2002 finding and development costs have increased our depletion charge. Certain of these finding and development costs relate to long-cycle time, capital-intensive projects for which reserves have not yet been added.

o The strengthening Canadian dollar decreased per unit depletion costs by approximately 40(cent)per boe in the quarter.


EXPLORATION EXPENSE

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$ millions)                                                                   2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------------------------
Seismic                                                                             11           16          24            36
Unsuccessful Exploration Drilling                                                   11           16          24            21
Other                                                                               17           11          32            23
                                                                         -----------------------------------------------------
Total Exploration Expense                                                           39           43          80            80
                                                                         =====================================================

Total Exploration Capital                                                           83           64         138           127
                                                                         -----------------------------------------------------

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $4 MILLION
o Activity in the quarter included dry hole costs in Canada, the Gulf of Mexico and Brazil, as well as seismic acquisition in the Gulf of Mexico and Canada.

o Exploration expenditures include successful drilling on Block 51 in Yemen, as well as successful appraisal drilling in Nigeria on Block 222.

OIL AND GAS MARKETING

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$ millions)                                                                   2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------------------------
    Revenue                                                                        114          124         295           241
    Transportation                                                                (102)        (105)       (221)         (209)
    Other                                                                           (2)          --          (1)           --
                                                                         -----------------------------------------------------
                                                                                    10           19          73            32
                                                                         =====================================================

Marketing contribution to Income before Income Tax                                  (3)           9          48            13
                                                                         -----------------------------------------------------

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                             487          425         479           397
    Natural Gas (mmcf/d)                                                         2,797        2,648       3,036         2,352

Value-at-Risk
    Quarter End                                                                     18           17          18            17
    High                                                                            25           19          31            19
    Low                                                                             18           12          16            12
    Average                                                                         21           16          21            15
                                                                         -----------------------------------------------------

LOWER NET MARKETING REVENUE DECREASED NET INCOME FOR THE QUARTER BY $9 MILLION
o Marketing results were down compared to the first quarter of 2003 due in part to normal seasonal fluctuations in natural gas marketing. Typically, profits are recognized in the first and fourth quarters of a year as seasonal winter demand peaks and summer gas injected into storage is sold.

o In 2002, mark-to-market gains on our storage positions were included in net income. New accounting rules require us to exclude this from our 2003 results until the inventory is sold despite having futures contracts in place that lock in the profit on our stored volumes. The market value of our inventory in storage was $9 million higher than reported for the three months ended June 30, 2003.

Our marketing operation engages in crude oil and natural gas marketing activities to enhance prices from the sale of our own oil and gas production, and for energy trading as described in Note 6(a) to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.


FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS
At June 30, 2003, the fair value of our derivative energy contracts totalled $44 million. The following table shows the valuation methods underlying these contracts together with timing of contract maturity:

(Cdn$ millions)                                                                        MATURITY
-----------------------------------------------------------------------------------------------------------------------------
                                                         less than                                     more than
                                                            1 year       1-3 years       4-5 years       5 years      Total
                                                         --------------------------------------------------------------------
Prices:
    Actively quoted                                             92              25              (9)           --         108
    From other external sources                                (80)              1              15            --         (64)
    Based on models and other valuation methods                 --              --              --            --           -
                                                         --------------------------------------------------------------------
Total                                                           12              26               6            --          44
                                                         ====================================================================

Contract maturities vary from a single day up to five years. Those maturing beyond one year are primarily from natural gas related positions.

CHANGES IN FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

                                                                                                      Contracts
                                                                  Contracts        Contracts       Entered into
                                                             Outstanding at     Entered into      During Period
                                                               Beginning of       and Closed    and Outstanding
(Cdn$ millions)                                                      Period    During Period   at End of Period        Total
-------------------------------------------------------------------------------------------------------------------------------
Fair value at December 31, 2002                                           3               --                  --            3
Change in fair value of contracts                                        20               26                  17           63
Net losses (gains) on contracts closed                                    4              (26)                 --          (22)
Changes in valuation techniques and assumptions (1)                      --               --                  --            -
                                                          ---------------------------------------------------------------------
Fair value at June 30, 2003                                              27               --                  17           44
                                                          =====================================================================


Note:
(1)  Our valuation methodology has been applied consistently period over period.

This fair value includes:

o    offsetting derivatives and physical contracts with limited market risk, and

o positions that are subject to change in value from fluctuating market prices.

We manage the risk associated with positions exposed to changes in value through daily monitoring of value-at-risk and by stress testing and scenario analysis. The value-at-risk calculation estimates the maximum probable loss, given a 95% confidence level, that we would incur if our open positions were unwound over two days. At June 30, 2003, our value-at-risk with respect to these positions was $18 million (December 31, 2002 - $19 million).

COMPOSITION OF NET MARKETING REVENUE

                                                                                               Three Months        Six Months
                                                                                              Ended June 30     Ended June 30
(Cdn$ millions)                                                                                        2003              2003
------------------------------------------------------------------------------------------------------------------------------
Derivative energy contracts                                                                              7                63
Non-derivative energy contracts                                                                          5                11
Other                                                                                                   (2)               (1)
                                                                                            ----------------------------------
                                                                                                        10                73
                                                                                            ==================================

CHEMICALS


HIGHER OPERATING PROFIT INCREASED NET INCOME FOR THE QUARTER BY $4 MILLION
o Chlorine and caustic soda operating profit increased by $5 million due to improved demand and higher sales prices.

o Lower operating costs resulting from the idling of our Taft, Louisiana sodium chlorate facility were offset by purchased product costs. The purchased product allows us to continue to meet the needs of our customers in the southeastern US.

o The strengthening Canadian dollar relative to the US dollar decreased our revenue as our products are largely priced in US dollars.


CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$ millions)                                                                   2003         2002        2003          2002
------------------------------------------------------------------------------------------------------------------------------
General and Administrative                                                          45           38          82            76
                                                                              ================================================

HIGHER COSTS DECREASED QUARTERLY NET INCOME BY $7 MILLION
o Our increasing stock price and solid quarterly results have increased costs related to our Stock Appreciation Rights and bonus plans by $4 million.

o G&A expenses, after bonuses and stock appreciation rights, increased by $3 million due to increased staffing levels. Staffing level increases are the result of our major development projects in the US and Canada, and growth in our Marketing division.


INTEREST

                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$ millions)                                                                   2003         2002        2003          2002
------------------------------------------------------------------------------------------------------------------------------
Interest                                                                            36           36          72            62
    Less: Capitalized Interest                                                      11            8          19            11
                                                                         -----------------------------------------------------
Net Interest Expense                                                                25           28          53            51
                                                                         =====================================================

LOWER INTEREST EXPENSE INCREASED QUARTERLY NET INCOME BY $3 MILLION
o Capitalized interest increased as spending on our major development projects in the Gulf of Mexico and Canada continued.

o Strengthening Canadian dollar reduced interest expense on our fixed rate debt denominated in US dollars by $3 million. This has been offset by interest incurred on the use of our syndicated term credit facilities during the quarter.

o Higher borrowing rate of 7.875% on our 30-year notes issued in March 2002 contributed to the year to date increase.

INCOME TAXES


EFFECTIVE TAX RATE FOR THE QUARTER DECREASES TO 2.6% FROM 34.4%
o The effective rate was low due to a reduction in tax rates for Canadian resource activities that resulted in a recovery of future income taxes of $76 million.

o Current income taxes include cash taxes in Yemen of $48 million (2002 - $55 million) for the quarter and $99 million (2002 - $92 million) year to date.

o In the first half of 2003 and 2002, current income taxes include federal and provincial capital taxes in Canada.

CAPITAL EXPENDITURES
                                                                                     Three Months              Six Months
                                                                                    Ended June 30            Ended June 30
(Cdn$ millions)                                                                   2003         2002         2003         2002
-------------------------------------------------------------------------------------------------------------------------------
Yemen                                                                               59           57         114           114
Canada                                                                              50           49         183           162
United States                                                                      118          150         362           250
Australia                                                                            1           32           2            47
Other Countries                                                                     33           11          48            28
Syncrude                                                                            48           30          89            51
Chemicals, Corporate and Other                                                       9           89          13           113
                                                                         -----------------------------------------------------
                                                                                   318          418         811           765
                                                                         =====================================================

Development                                                                        226          265         496           525
Exploration                                                                         83           64         138           127
Acquisition of the Residual 40% Interest in the Aspen Field                          -            -         164             -
Chemicals, Corporate and Other                                                       9           89          13           113
                                                                         -----------------------------------------------------
                                                                                   318          418         811           765
                                                                         =====================================================

YEMEN
During the quarter, we successfully drilled the Tammum-1 and Amir-1 exploration wells on Block 51, located immediately west of our Masila Block 14. We operate Block 51and hold an 87.5% working interest.

Tammum-1 encountered crude oil in the Qishn and Saar horizons and is currently being production tested. Amir-1 encountered hydrocarbons and will be tested in the near future. We are currently drilling a third prospect located 25 kms northwest of Amir. We are accelerating 3D seismic acquisition and are planning appraisal drilling to assess the significance of these discoveries.

CANADA
A successful winter drilling program on our leases in the Athabasca region of Alberta resulted in an increase in the estimate of the recoverable bitumen resource. The majority of the increase was at Long Lake where the proposed commercial development lands now have an average of 12 delineation wells per section.

Our Premium Synthetic Crude project at Long Lake, where we have a 50% working interest, is progressing on schedule. Pilot testing of the steam assisted gravity drainage technology is underway and we expect to be producing 3,000 bbls of bitumen per day from three SAGD pilot wells by mid-2004. The Design Basis Memorandum for the commercial project is complete and we have commenced detailed engineering. We expect to receive regulatory approval in the third quarter and finalize cost estimates so we can make a decision on commercial development before the end of 2003. Following a declaration of commerciality, facilities construction will begin in 2004, bitumen production in 2006 and upgrader start-up in 2007. This project is expected to add 30,000 bbls per day of premium synthetic oil production, net to Nexen, in 2007 at a cost of $1.5 billion.

UNITED STATES
The Gunnison deep-water development project in the Gulf of Mexico remains on budget and on schedule. The truss SPAR production hull is complete and has been transported from the construction facility in Finland to a staging area in Texas. Mooring operations, installation of the production topside and pipeline tie-ins will be completed during the third and fourth quarters.

Production from the field is scheduled to commence in early 2004 at 30 mmcf of natural gas and 2,000 bbls of oil per day, net to Nexen, increasing to 50 mmcf of gas and 9,000 bbls of oil per day late in the year. The current development plan will fill approximately 75% of the design capacity of the facility, leaving room for growth from exploration and the processing of third-party volumes.

In May, we entered into an agreement with Shell Exploration and Production Company to jointly explore a 1,116 square mile area of the deep-water eastern Gulf of Mexico. The area of mutual interest consists of 124 blocks located in Mississippi Canyon and Desoto Canyon. Under the terms of the participation agreement, Nexen is currently earning a 20% interest in the Shiloh prospect, which is drilling on Desoto Canyon Block 269 in 7,500 feet of water. The agreement also provides the option to participate in other exploration opportunities within the joint venture area.

This is our second exploration venture with Shell Exploration. In 2002 we entered into an agreement to jointly explore a 1,044 square mile area in the shallow water of the Gulf of Mexico for natural gas in deep Miocene age reservoirs. The second well under that agreement will test a prospect named Shark located on South Timbalier 174. It is expected to spud during the third quarter.

Elsewhere in the Gulf of Mexico, we expect to commence drilling a third development well at Aspen in the fourth quarter. With success, this will be followed by an exploration well at Crested Butte, a direct offset to Aspen. An exploratory test of the Gotcha prospect, located on Alaminos Canyon Block 856, adjacent to Shell's announced Great White discovery, is expected to commence drilling late in the fourth quarter or early in 2004.

WEST AFRICA
Offshore Nigeria, the ongoing appraisal of our Ukot and Usan discoveries on Block 222, in which we hold a 20% working interest, continues to indicate significant hydrocarbon accumulations. Priority has focussed on the Usan field. We are continuing to appraise Ukot, and have plans to test other prospects on the block with significant upside potential which has not been included in the current resource estimate. The operator, Elf Petroleum Nigeria Limited, on behalf of the joint venture partners, has applied to the Nigerian National Petroleum Corporation for granting of an Oil Mining Lease.

SYNCRUDE
Syncrude's Stage 3 expansion is proceeding as expected. Mine site development is 88% complete and on schedule to see bitumen production commencing in the fourth quarter of this year. The upgrader expansion is 22% complete, with completion targeted for mid-2005. Our 7.23% share of Syncrude's production is expected to increase to over 25,000 bbls per day with the completion of the Stage 3 expansion.

CHEMICALS
Our Brandon, Manitoba plant is one of the lowest cost sodium chlorate facilities in the industry. We are expanding this facility by 33% to 260,000 tonnes per year to replace higher cost capacity idled earlier this year at Taft, Louisiana. When complete in the fourth quarter of 2004, this expansion will make Brandon the largest sodium chlorate facility in the world, significantly enhancing our competitive position in North America.

LIQUIDITY AND CAPITAL STRUCTURE

CAPITAL STRUCTURE

                                                        JUNE 30    DECEMBER 31
(Cdn$ millions)                                            2003           2002
-------------------------------------------------------------------------------
Bank Debt                                                     --           --
Senior Public Debt                                         1,629        1,844
                                                     --------------------------
                                                           1,629        1,844
Less: Working Capital                                        147           69
                                                     --------------------------
Net Debt (1)                                               1,482        1,775
                                                     ==========================

Shareholders' Equity (2)                                   2,661        2,348
                                                     ==========================


Notes:
(1)  Long-term debt less working capital.

(2) Included in shareholders' equity are preferred securities of $724 million (US $476 million). Under US generally accepted accounting principles, these are considered long-term debt.

The change in net debt from December 31, 2002 to June 30, 2003 resulted from:

                                                         Increase (Decrease)
(Cdn$ millions)                                                  in Net Debt
-----------------------------------------------------------------------------
Cash Flow from Operations                                             (1,015)
Capital Expenditures                                                     647
Acquisition of Additional Interest in Aspen Field                        164
Dividends on Preferred Securities and Common Shares                       52
Foreign Exchange                                                        (185)
Other                                                                     44
                                                         --------------------
Decrease in Net Debt                                                    (293)
                                                         ====================

Our working capital increased $78 million compared to December 31, 2002 due to the following:

Cash and Short-Term Investments                                           33
Net Marketing Receivables (1)                                             15
Inventories and Supplies                                                 (27)
Accounts Payable and Accrued Liabilities (1)                              71
Decrease in Sale of Accounts Receivable                                  (11)
Other                                                                     (3)
                                                          -------------------
                                                                          78
                                                          ===================


Note:
(1) Net Marketing receivables represent accounts receivable less accounts payable and accrued liabilities for our Marketing division.

o Net marketing receivables increased with higher natural gas prices offset by weaker crude oil prices.

o Inventories and supplies decreased as natural gas volumes in storage were 3 bcf lower than year end.

o Accounts payable and accrued liabilities decreased due to the strengthening Canadian dollar relative to the US dollar.

In May 2003 we filed a shelf prospectus with securities regulatory authorities in Canada for the offering, from time to time until June 2005, of up to $500 million in debt securities (Shelf Prospectus). This Shelf Prospectus replaces a previous shelf prospectus that expired in June 2003.

NEW ACCOUNTING PRONOUNCEMENTS
In February 2003, the Canadian Institute of Chartered Accountants (CICA) issued Accounting Guideline 14, "Disclosure of Guarantees" (AcG-14). AcG-14 elaborates on the disclosures required with respect to any obligations we may have under certain guarantees that we have issued. The disclosure requirements are effective for interim and annual periods beginning on or after January 1, 2003. We adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", the US equivalent of AcG-14 for the year ended December 31, 2002. There were no material guarantees outstanding at December 31, 2002 or June 30, 2003.

The following guideline issued by the CICA is not expected to impact us:

o Accounting Guideline 15, "Consolidation of Variable Interest Entities" effective for annual and interim periods beginning on or after January 1, 2004.

In May 2003, the US Financial Accounting Standards Board (FASB) issued Statement No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" (FAS 150). FAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires a financial instrument that is within its scope to be classified as a liability. Certain financial instruments must be valued at fair value, with changes in fair value recognized through earnings. FAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle. Restatement is not permitted. The impact under US GAAP will be a $16 million increase in the carrying value of our Preferred Securities along with the recognition of a loss in the third quarter.

The following standard issued by the FASB does not impact us:

o Statement No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.


UPCOMING CHANGE IN ACCOUNTING POLICY
In December 2002, the CICA issued an exposure draft that proposes to amend CICA Handbook Section 3870 "Stock-Based Compensation and Other Stock-Based Payments". The proposed amendment would require the recognition of expenses for all employee stock-based compensation transactions for fiscal years beginning on or after January 1, 2004. Earlier adoption is encouraged. The exposure draft provides two alternative methods of transition to the fair-value method of accounting for stock-based employee compensation. In January 2003, the US Financial Accounting Standards Board (FASB) issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation.

Our shareholders approved a resolution requiring us to expense stock options. As a result, we plan to adopt the fair-value method of accounting for stock options in the fourth quarter of 2003. Our method of adoption, and thus the impact on our financial statements, under Canadian GAAP will depend on whether or not the exposure draft is finalized by December 31, 2003. Under US GAAP, we plan to adopt the fair-value based method using the prospective method, whereby compensation cost will be recognized for all options granted on or after January 1, 2003. All stock options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) unless these stock options are modified or settled subsequent to adoption. The impact of adopting the fair-value based method under US GAAP will be immaterial in 2003.

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



----------
(1) Within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to all of the normal market risks inherent within the oil and gas and chemicals business, including commodity price risk, foreign currency rate risk, interest rate risk and credit risk. We manage our operations in a manner intended to minimize our exposure as described in our 2002 Annual Report on Form 10-K. Our sensitivity to key market risks for the remainder of the year are as follows:

                                                                                Cash Flow          Net
(Cdn$ millions)                                                           from Operations       Income
-------------------------------------------------------------------------------------------------------
Estimated remainder of year impact:
    Crude Oil - US $1.00/bbl change in WTI                                             27           21
    Natural Gas - US $0.50/mcf change                                                  26           16
    Foreign Exchange - $0.01 change in Cdn dollar to US dollar                         12            5
                                                                          -----------------------------


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

CHANGES IN INTERNAL CONTROLS
We have continually had in place systems relating to internal controls and procedures with respect to our financial information. While we were not of the belief that our controls had any significant deficiencies or material weaknesses, we determined that taking advantage of new proven systems technology could provide a competitive advantage. Accordingly, in 2002 we introduced to most of our operations a significant change in our internal controls implementing a Systems, Applications, and Products in Data Processing (SAP) system. SAP is an integrated, real-time, multi-user, multi-location enterprise resource planning system, which focuses on financial and management accounting, and logistics. In the first quarter of 2003, we implemented SAP into our operations in Colombia and Australia. The conversion of data and the implementation and operation of SAP has been continually monitored and reviewed. Based on these evaluations, there were no significant deficiencies or material weaknesses in these internal controls requiring corrective action. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual General and Special Meeting of Shareholders was held on May 6, 2003. The following actions were taken at the Meeting, for which proxies were solicited pursuant to Section 85 of the Securities Act (Ontario):

(a) All ten nominees proposed by management for election to the Board of Directors, being Charles W. Fischer, Dennis G. Flanagan, David A. Hentschel, S. Barry Jackson, Kevin J. Jenkins, Thomas C. O'Neill, Francis
     M. Saville, Q.C., Richard M. Thomson, John M. Willson and Victor J. Zaleschuk were elected.

(b) The appointment of Deloitte & Touche LLP, chartered accountants, to serve as the independent auditors for 2003 was approved.

(c) Reservation of 2,000,000 additional common shares for issuance under the Stock Option Plan was approved by a vote of 61,761,758 for and 18,052,279 against.

(d) Shareholder proposal to expense stock options was approved by a vote of 44,147,179 for and 34,614,422 against.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

99 Notice and Proxy Statement and Information Circular with respect to the May 6, 2003 Annual General and Special Meeting of Shareholders, dated March 10, 2003 (filed as Exhibit 1 to the Form 6-K filed by the Registrant on March 20, 2003 and incorporated herein by reference).

99.1 Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

During the quarter ended June 30, 2003, Nexen Inc. furnished the following reports on Form 8-K.

i. Current report on Form 8-K dated May 6, 2003 to furnish Nexen Inc.'s press release announcing its first quarterly results for fiscal 2003.

During the quarter ended June 30, 2003, Nexen Inc. did not file any reports on Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2003.


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


Date: July 24, 2003                      /s/ Charles W. Fischer
                                         -------------------------------------
                                         Charles W. Fischer
                                         President and Chief Executive Officer

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


Date: July 24, 2003                                 /s/ Marvin F. Romanow
                                                    ----------------------------
                                                    Marvin F. Romanow
                                                    Executive Vice President
                                                    and Chief Financial Officer