Form 10-Q
period 2003-09-30
NEXEN INC
filed 2003-10-24
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from.............to............

                          COMMISSION FILE NUMBER 1-6702


                                [GRAPHIC OMITTED]
                               [LOGO - NEXEN INC.]


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

                  Yes           [X]             No              [_]

On September 30, 2003, there were 124,061,475 common shares issued and outstanding.

                                   NEXEN INC.

                                      INDEX

PART I            FINANCIAL INFORMATION                                                                 PAGE

         Item 1.  Unaudited Consolidated Financial Statements:

                  Unaudited Consolidated Statement of Income for the Three and
                  Nine Months Ended September 30, 2003 and 2002...........................                 3

                  Unaudited Consolidated Balance Sheet as at September 30, 2003
                  and December 31, 2002...................................................                 4

                  Unaudited Consolidated Statement of Cash Flows for the Three and
                  Nine Months Ended September 30, 2003 and 2002...........................                 5

                  Unaudited Consolidated Statement of Shareholders' Equity for the
                  Nine Months Ended September 30, 2003 and 2002...........................                 6

                  Notes to Unaudited Consolidated Financial Statements....................              7-22

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................             23-36

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............                37

         Item 4.  Controls and Procedures.................................................                37

PART II           OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.....................                38

         Item 6.  Exhibits and Reports on Form 8-K........................................                38

Unless we indicate otherwise, all dollar amounts ($) are in Canadian dollars, and production and reserves are our working interest before royalties. On September 30, 2003, the noon-day exchange rate for Cdn $1.00 was US $0.7405 as reported by the Bank of Canada. This report should be read in conjunction with our 2002 Annual Report on Form 10-K.

Below is a list of terms specific to the oil and gas industry. They are used throughout the Form 10-Q.

/d            =   per day                               mboe        =   thousand barrels of oil equivalent
bbl           =   barrel                                mmboe       =   million barrels of oil equivalent
mbbls         =   thousand barrels                      mcf         =   thousand cubic feet
mmbbls        =   million barrels                       mmcf        =   million cubic feet
mmbtu         =   million British thermal units         bcf         =   billion cubic feet
boe           =   barrels of oil equivalent             NGL         =   natural gas liquid

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

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                          Three Months               Nine Months
                                                                    Ended September 30        Ended September 30
                                                                   2003           2002          2003        2002
------------------------------------------------------------------------------------------------------------------
REVENUES
    Net Sales (Note 1)                                              716           687         2,248        1,825
    Marketing and Other (Notes 1 and 9)                             131           118           451          361
    Gain on Disposition of Assets                                    --            --            --           13
                                                                --------------------------------------------------
                                                                    847           805         2,699        2,199
                                                                --------------------------------------------------
EXPENSES
    Operating                                                       187           185           577          558
    Transportation and Other (Note 1)                               104           117           350          349
    General and Administrative                                       44            36           126          112
    Depreciation, Depletion and Amortization                        190           174           566          522
    Exploration                                                      30            32           109          106
    Interest (Note 4)                                                23            29            76           80
                                                                --------------------------------------------------
                                                                    578           573         1,804        1,727
                                                                --------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               269           232           895          472
                                                                --------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                          60            69           164          172
    Future                                                           31            13            51          (13)
                                                                --------------------------------------------------
                                                                     91            82           215          159
                                                                --------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                               178           150           680          313
    Net Income from Discontinued Operations (Note 10)                 3             7            15           10
                                                                --------------------------------------------------

NET INCOME                                                          181           157           695          323
    Dividends on Preferred Securities, Net of Income Taxes           10            11            31           33
                                                                --------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                      171           146           664          290
                                                                ==================================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 7)                                                 1.36           1.14         5.26         2.30
                                                                ==================================================

    Diluted (Note 7)                                               1.35           1.11         5.22         2.27
                                                                ==================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)                                                 1.38           1.20         5.38         2.38
                                                                ==================================================

    Diluted (Note 7)                                               1.37           1.17         5.34         2.35
                                                                ==================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions

                                                                      September 30      December 31
                                                                              2003             2002
---------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                                         354               59
      Accounts Receivable (Note 2)                                            996              988
      Inventories and Supplies (Note 3)                                       229              256
      Other                                                                    44               26
                                                                  ---------------------------------
         Total Current Assets                                               1,623            1,329
                                                                  ---------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion and
         Amortization of $4,499 (December 31, 2002 - $4,705)                4,696            4,863
    GOODWILL                                                                   36               36
    FUTURE INCOME TAX ASSETS                                                  141              263
    DEFERRED CHARGES AND OTHER ASSETS                                          93               69
                                                                  ---------------------------------

                                                                            6,589            6,560
                                                                  =================================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 4)                                           --               18
      Accounts Payable and Accrued Liabilities                              1,056            1,194
      Accrued Interest Payable                                                 21               39
      Dividends Payable                                                         9                9
                                                                  ---------------------------------
         Total Current Liabilities                                          1,086            1,260
                                                                  ---------------------------------

    LONG-TERM DEBT (Note 4)                                                 1,624            1,844
    FUTURE INCOME TAX LIABILITIES                                             834              873
    DISMANTLEMENT AND SITE RESTORATION                                        170              191
    OTHER DEFERRED CREDITS AND LIABILITIES                                     39               44
    SHAREHOLDERS' EQUITY (Note 6)
      Preferred Securities                                                    724              724
      Common Shares, no par value
        Authorized:      Unlimited
        Outstanding:     2003 - 124,061,475 shares
                         2002 - 122,965,830 shares                            471              440
      Retained Earnings                                                     1,706            1,069
      Cumulative Foreign Currency Translation Adjustment                      (65)             115
                                                                  ---------------------------------
         Total Shareholders' Equity                                         2,836            2,348
                                                                  ---------------------------------

COMMITMENTS AND CONTINGENCIES (Note 11)
                                                                            6,589            6,560
                                                                  =================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                          Three Months               Nine Months
                                                                    Ended September 30        Ended September 30
                                                                   2003           2002          2003        2002
------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income from Continuing Operations                            178           150          680           313
    Net Income from Discontinued Operations                            3             7           15            10
    Charges and Credits to Income not Involving Cash (Note 8)        223           205          645           545
    Exploration Expense                                               30            32          109           106
    Changes in Non-Cash Working Capital (Note 8)                    (125)           15         (165)          (92)
    Other                                                            (13)           (7)         (42)          (13)
                                                                --------------------------------------------------
                                                                     296           402        1,242           869

FINANCING ACTIVITIES
    Proceeds from Long-Term Notes and Debentures                      --            --           --           790
    Proceeds from (Repayment of) Term Credit Facilities, Net          (9)           89           91          (328)
    Repayment of Short-Term Borrowings                               (19)          (35)         (18)          (19)
    Dividends on Preferred Securities                                (16)          (18)         (50)          (54)
    Dividends on Common Shares                                        (9)           (9)         (27)          (27)
    Issue of Common Shares                                            21             7           31            46
    Other                                                             --            --           --           (23)
                                                                --------------------------------------------------
                                                                     (32)           34           27           385

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                   (277)         (405)        (911)       (1,057)
      Proved Property Acquisitions                                    --            --         (164)           --
      Chemicals, Corporate and Other                                  (9)           (9)         (22)         (122)
    Proceeds on Disposition of Assets                                268             2          268            34
    Changes in Non-Cash Working Capital (Note 8)                      15           (58)         (16)          (31)
                                                                --------------------------------------------------
                                                                      (3)         (470)        (845)       (1,176)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND SHORT-TERM INVESTMENTS                                         1             8         (129)          (16)
                                                                --------------------------------------------------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS               262           (26)         295            62

CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF PERIOD                 92           149           59            61
                                                                --------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                      354           123          354           123
                                                                ==================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
Cdn$ millions

                                                                                                                     Cumulative
                                                                                                                        Foreign
                                                                                                                       Currency
                                                                    Preferred          Common         Retained      Translation
                                                                   Securities          Shares         Earnings       Adjustment
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002                                                         724             440            1,069              115
    Exercise of Stock Options                                              --              12               --               --
    Issue of Common Shares                                                 --              19               --               --
    Net Income                                                             --              --              695               --
    Dividends on Preferred Securities, Net of
      Income Taxes                                                         --              --              (31)              --
    Dividends on Common Shares                                             --              --              (27)              --
    Translation Adjustment, Net of Income Taxes                            --              --               --             (180)
                                                            ---------------------------------------------------------------------

SEPTEMBER 30, 2003                                                        724             471            1,706              (65)
                                                            =====================================================================


                                                                                                                     Cumulative
                                                                                                                        Foreign
                                                                                                                       Currency
                                                                    Preferred          Common         Retained      Translation
                                                                   Securities          Shares         Earnings       Adjustment
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001                                                         724             389              697               94
    Exercise of Stock Options                                              --              26               --               --
    Issue of Common Shares                                                 --              20               --               --
    Net Income                                                             --              --              323               --
    Dividends on Preferred Securities, Net of
      Income Taxes                                                         --              --              (33)              --
    Dividends on Common Shares                                             --              --              (27)              --
    Translation Adjustment, Net of Income Taxes                            --              --               --               (8)
                                                            ---------------------------------------------------------------------

SEPTEMBER 30, 2002                                                        724             435              960               86
                                                            =====================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.       ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 13. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at September 30, 2003 and the results of our operations and our cash flows for the three and nine months ended September 30, 2003 and 2002.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to litigation, environmental and dismantlement liabilities, income taxes and determination of proved reserves on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2003.

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


PRESENTATION OF TRANSPORTATION

During 2002, we adopted the new interpretation of the Emerging Issues Committee relating to the presentation of transportation costs for which we are reimbursed. We pay for the transportation of the crude oil, natural gas and chemicals products that we market, and then bill our customers for the transportation. Under the new interpretation, this transportation is presented as a cost to us. Previously, we netted this cost against our revenue. We show these costs as transportation and other on the Unaudited Consolidated Statement of Income, resulting in the following increases:

                                                  Three Months                Nine Months
                                            Ended September 30         Ended September 30
                                             2003         2002         2003          2002
------------------------------------------------------------------------------------------
Increase to:
   Net Sales                                    8            9          26           25
   Marketing and Other                         98          106         319          315

   Transportation and Other                   106          115         345          340
                                    ------------------------------------------------------


Certain comparative figures have been reclassified to ensure consistency with current year presentation.

2.       ACCOUNTS RECEIVABLE

                                                 September 30       December 31
                                                         2003              2002
--------------------------------------------------------------------------------
Trade
    Oil and Gas
      Marketing                                           673               574
      Other                                               258               330
    Chemicals and Other                                    51                59
                                                 -------------------------------
                                                          982               963
Non-Trade                                                  30                34
                                                 -------------------------------
                                                        1,012               997
Allowance for Doubtful Accounts                           (16)               (9)
                                                 -------------------------------
                                                          996               988
                                                 ===============================

3.       INVENTORIES AND SUPPLIES

                                                 September 30       December 31
                                                         2003              2002
--------------------------------------------------------------------------------
Finished Products
    Oil and Gas
      Marketing                                           105               130
      Other                                                 5                --
    Chemicals and Other                                     7                13
                                                 -------------------------------
                                                          117               143
Work in Process                                             6                 6
Field Supplies                                            106               107
                                                 -------------------------------
                                                          229               256
                                                 ===============================

4.       LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                 September 30       December 31
                                                         2003              2002
--------------------------------------------------------------------------------
Unsecured Syndicated Term Credit Facilities                --                --
Unsecured Redeemable Notes, due 2004 (a)                  304               355
Unsecured Redeemable Debentures, due 2006                 100               108
Unsecured Redeemable Medium Term Notes, due 2007          150               150
Unsecured Redeemable Medium Term Notes, due 2008          125               125
Unsecured Redeemable Notes, due 2028                      270               316
Unsecured Redeemable Notes, due 2032                      675               790
                                                 -------------------------------
                                                        1,624             1,844
                                                 ===============================

(a)      UNSECURED REDEEMABLE NOTES, DUE 2004

The Unsecured Redeemable Notes are due in February 2004. We intend to refinance this obligation with existing long-term debt facilities, and accordingly, it has not been included in current liabilities at September 30, 2003.

(b)      SHORT-TERM BORROWINGS

Occasionally, we sell the future proceeds of our accounts receivable but retain a 10% exposure to related credit losses. At September 30, 2003, we sold $nil of accounts receivable proceeds (December 31, 2002 - $178 million). The retained credit exposure of $nil (December 31, 2002 - $18 million) is included in short-term borrowings.

(c)      INTEREST EXPENSE

                                         Three Months                Nine Months
                                   Ended September 30         Ended September 30
                                    2003         2002         2003          2002
--------------------------------------------------------------------------------
Long-Term Debt                        32           36          100           95
Other                                  3            2            7            5
                           -----------------------------------------------------
Total                                 35           38          107          100
   Less: Capitalized                  12            9           31           20
                           -----------------------------------------------------
                                      23           29           76           80
                           =====================================================

Capitalized interest relates to and is included as part of the cost of oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

5.       DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a)      COMMODITY PRICE RISK MANAGEMENT

NON-TRADING ACTIVITIES
In March 2003, we sold WTI and NYMEX gas forward contracts for the next 12 months to lock in a portion of our return on the purchase of the remaining 40% interest in the Aspen field. The forward contracts fix our price per bbl of oil and our price per mmbtu of gas at the contract prices for the hedged volumes, less applicable price differentials. At September 30, 2003, the fair value of the unexpired contracts was a gain of $1 million, which represents the change in fair value since March 2003. This gain has not been recognized as we recognize gains or losses on these contracts in the same periods as the hedged production is sold.

Hedged Volumes                Period                           Fixed Price (US$)
--------------------------------------------------------------------------------
5,000 bbls/d                  April 2003 - March 2004                  28.50/bbl
12,000 mmbtu/d                April 2003 - March 2004                 5.35/mmbtu

TRADING ACTIVITIES
Our marketing operation engages in crude oil and natural gas marketing activities to enhance prices received for our own production and for energy trading. As part of our energy trading strategy, we inject natural gas into storage to take advantage of seasonal changes in demand. These storage positions expose us to changes in market prices. To mitigate this price risk we use futures contracts or a combination of futures contracts and basis swaps to hedge our exposure.

As indicated in Note 1, regulators changed accounting principles that eliminated mark-to-market accounting for our marketing inventories. Accordingly, our financial contracts were marked-to-market while our inventory was not. To better match our accounting with our economic exposure, we began designating certain NYMEX natural gas futures contracts and AECO/NYMEX basis swaps in July 2003 as hedges of our price risk on the future sale of our inventory.

We have designated in writing certain of our financial contracts as cash flow hedges. At September 30, 2003, the total fair value of these contracts was $3 million and the change in fair value since designation was a net gain of $5 million. The change in the anticipated cash flows from the sale of inventory since we designated certain financial contracts was a net loss of $5 million. We will recognize the realized gains or losses on these contracts in the same periods as the gas in storage is sold.

NYMEX NATURAL GAS FUTURES
Notional Amount (mmcf)        Month                              Price (US$/mcf)
--------------------------------------------------------------------------------
  540                         October 2003                                 5.48
1,000                         November 2003                                5.02
1,180                         December 2003                                5.81
8,030                         January 2004                          5.31 - 5.92
1,800                         February 2004                         5.16 - 5.38

AECO/NYMEX BASIS SWAPS
Notional Amount (mmcf)        Month                              Price (US$/mcf)
--------------------------------------------------------------------------------
1,000                         January 2004                                 0.59

(b)      FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT
We manage our exposure to fluctuations between US and Canadian dollars by minimizing the need to convert between the two currencies. Net revenue from our foreign operations and our US-dollar borrowings are generally used to fund US-dollar capital expenditures and debt repayments. All of our US-dollar debt was designated as a hedge against our net investment in foreign operations. In early 2003, we de-designated our unsecured syndicated term credit facilities from the hedge as funds drawn were used to fund US-dollar working capital in our Canadian operations. Our remaining US-dollar debt continued to be designated as a hedge against our net investment in foreign operations. In the third quarter of 2003, we re-designated our unsecured syndicated term credit facilities as a hedge of our net investment in foreign operations, as US-dollar funds drawn were no longer funding working capital in our Canadian operations. The foreign exchange gains or losses relating to the designated debt are included in the cumulative foreign currency translation adjustment in shareholders' equity, while exchange gains and losses on the unsecured syndicated term credit facilities during the de-designated period were included in marketing and other on the Unaudited Consolidated Statement of Income.

(c)      CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE INSTRUMENTS

Assets/(Liabilities)             SEPTEMBER 30, 2003                          DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------
                          Carrying            Fair    Unrealized    Carrying            Fair       Unrealized
                             Value           Value   Gain/(Loss)       Value           Value      Gain/(Loss)
                        -----------------------------------------  ------------------------------------------
Long-Term Debt              (1,624)        (1,829)          (205)    (1,844)          (1,948)           (104)
Preferred Securities          (724)          (651)            73       (724)            (756)            (32)
                        -------------------------------------------------------------------------------------

The estimated fair value of all derivative instruments is based on quoted market prices and if not available, on estimates from third-party brokers or dealers or amounts derived from valuation models. The carrying value of cash and short-term investments, amounts receivable and short-term obligations approximates their fair value because the instruments are near maturity. Amounts receivable and payable by our marketing operations related to derivative instruments are equal to fair value as we use the mark-to-market method to value them. Amounts related to derivative instruments included in deferred charges and other assets and other deferred credits and liabilities are $40 million and $6 million, respectively. These derivative instruments are held by our marketing operation and settle beyond 12 months.

6.       SHAREHOLDERS' EQUITY

(a)      ESTIMATED FAIR VALUE OF STOCK OPTIONS
We use the intrinsic-value method of accounting for stock options. Under this method, no compensation expense is recognized for stock options granted to employees and directors. As required under GAAP, we also make certain pro forma disclosures as if the fair-value method of accounting was applied. The assumptions for the three and nine months ended September 30, 2003 are the same as for the year ended December 31, 2002, as described in Note 8(f) to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.

The following shows our pro forma net income and earnings per common share had we applied the fair-value method of accounting to all stock options outstanding:

                                                               Three Months                Nine Months
                                                         Ended September 30         Ended September 30
                                                          2003         2002         2003          2002
------------------------------------------------------------------------------------------------------
Net Income Attributable to Common Shareholders:
   As Reported                                             171          146          664          290
      Less: Fair Value of Stock Options                      6            6           19           18
                                                 -----------------------------------------------------
   Pro Forma                                               165          140          645          272
                                                 =====================================================

Earnings Per Common Share ($/share)
   Basic as Reported                                      1.38         1.20         5.38          2.38
                                                 =====================================================
   Pro Forma                                              1.33         1.14         5.22          2.23
                                                 =====================================================

   Diluted as Reported                                    1.37         1.17         5.34          2.35
                                                 =====================================================
   Pro Forma                                              1.32         1.13         5.18          2.20
                                                 =====================================================

(b       DIVIDENDS

Dividends per common share for the three months ended September 30, 2003 were $0.075 (2002 - $0.075). Dividends per common share for the nine months ended September 30, 2003 were $0.225 (2002 - $0.225).

7.       EARNINGS PER COMMON SHARE

We calculate basic and diluted earnings per common share from continuing operations using net income from continuing operations less dividends on preferred securities, net of income taxes, and the weighted-average number of common shares outstanding and the weighted-average number of diluted common shares outstanding, respectively. We calculate basic and diluted earnings per common share using net income attributable to common shareholders, and the weighted-average number of common shares outstanding and the weighted-average number of diluted common shares outstanding, respectively.

                                                                              Three Months                Nine Months
                                                                        Ended September 30         Ended September 30
(millions of shares)                                                     2003         2002         2003          2002
----------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                    123.8        122.8        123.4         122.2
Shares issuable pursuant to stock options                                 8.9          8.1          5.1           8.1
Shares to be purchased from proceeds of stock options                    (7.4)        (6.4)        (4.1)         (6.5)
                                                                ------------------------------------------------------
Weighted-average number of diluted common shares outstanding            125.3        124.5        124.4         123.8
                                                                ======================================================

In calculating diluted earnings per common share for the three months ended September 30, 2003, we excluded 36,000 options (2002 - 20,500), and for the nine months ended September 30, 2003 we excluded 4,125,869 options (2002 - 35,000), because the exercise price was greater than the average market price of our common shares in those periods. During the periods presented, outstanding stock options were the only dilutive instrument.

8.       CASH FLOWS

(a)      CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                              Three Months                Nine Months
                                                                        Ended September 30         Ended September 30
                                                                         2003         2002         2003          2002
----------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion and Amortization                                  190          174          566           522
Gain on Disposition of Assets                                              --           --           --           (13)
Future Income Taxes                                                        31           13           51           (13)
Loss (Gain) on Foreign Exchange                                            (4)          (1)          (8)            3
Non-Cash Items included in Discontinued Operations                          7           16           35            46
Other                                                                      (1)           3            1            --
                                                                ------------------------------------------------------
                                                                          223          205          645           545
                                                                ======================================================

(b)      CHANGES IN NON-CASH WORKING CAPITAL

                                                                              Three Months                Nine Months
                                                                        Ended September 30         Ended September 30
                                                                         2003         2002         2003          2002
----------------------------------------------------------------------------------------------------------------------
Operating Activities
    Accounts Receivable                                                    55           79          (33)         (267)
    Inventories and Supplies                                               (1)          78           15            29
    Other Current Assets                                                  (25)          12          (23)           (7)
    Accounts Payable and Accrued Liabilities                             (142)        (139)        (110)          150
    Accrued Interest Payable                                              (12)         (15)         (14)            3
                                                                ------------------------------------------------------
                                                                         (125)          15         (165)          (92)
Investing Activities
    Accounts Payable and Accrued Liabilities                               15          (58)         (16)          (31)
                                                                ------------------------------------------------------
Total                                                                    (110)         (43)        (181)         (123)
                                                                ======================================================

(c)      OTHER CASH FLOW INFORMATION

                                                                              Three Months                Nine Months
                                                                        Ended September 30         Ended September 30
                                                                         2003         2002         2003          2002
----------------------------------------------------------------------------------------------------------------------
Interest Paid                                                              45           53          117            95
Income Taxes Paid                                                          48           68          155           182
                                                                ------------------------------------------------------

9.       MARKETING AND OTHER

                                                                              Three Months                Nine Months
                                                                        Ended September 30         Ended September 30
                                                                         2003         2002         2003          2002
----------------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                                    121          114          416           355
Interest                                                                    2            2            6             6
Foreign Exchange Gains (Losses)                                             4            1            8            (3)
Other                                                                       4            1           21             3
                                                                ------------------------------------------------------
                                                                          131          118          451           361
                                                                ======================================================


Other year to date includes $12 million of business interruption proceeds from our insurers. The proceeds result from damage sustained in the Gulf of Mexico during tropical storm Isidore and hurricane Lili in the third and fourth quarters of 2002.

10.      DISCONTINUED OPERATIONS

On August 28, 2003, we sold a number of our non-core conventional light oil properties located in southeast Saskatchewan in Canada. Net proceeds were $268 million and there was no gain or loss on the sale. The disposition was undertaken to improve our capacity to fund our major development projects over the next few years. The results of operations from these properties are detailed below and shown as discontinued operations in our Unaudited Consolidated Statement of Income.

                                                                              Three Months                Nine Months
                                                                        Ended September 30         Ended September 30
                                                                         2003         2002         2003          2002
----------------------------------------------------------------------------------------------------------------------
Revenues
    Net Sales                                                              14           29           66            76
Expenses
    Operating                                                               4            6           16            20
    Depreciation, Depletion and Amortization                                3            9           20            26
    Exploration                                                            --            1            1             7
                                                                ------------------------------------------------------
Income before Income Taxes                                                  7           13           29            23
    Future Income Taxes                                                     4            6           14            13
                                                                ------------------------------------------------------
Net Income                                                                  3            7           15            10
                                                                ======================================================

Earnings Per Common Share ($/share)
   Basic (Note 7)                                                        0.02         0.06         0.12          0.08
                                                                ======================================================
   Diluted (Note 7)                                                      0.02         0.06         0.12          0.08
                                                                ======================================================

The assets and liabilities on the Unaudited Consolidated Balance Sheet include the following amounts with respect to discontinued operations.

                                                 September 30      December 31
                                                        2003              2002
--------------------------------------------------------------------------------
Accounts Receivable                                       --                12
Property, Plant and Equipment                             --               289
Accounts Payable and Accrued Liabilities                   3                 9
Dismantlement and Site Restoration                        --                10
                                               ---------------------------------

11.      COMMITMENTS AND CONTINGENCIES

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

12.      OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Syncrude and Chemicals in various geographic locations as described in Note 15 to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.

THREE MONTHS ENDED SEPTEMBER 30, 2003

(Cdn$ millions)                                                                                             Corporate
                                                                                                                   and
                                                    Oil and Gas                         Syncrude  Chemicals      Other  Total
------------------------------------------------------------------------------------------------------------------------------
                                                United               Other
                              Yemen  Canada (1) States  Australia Countries (2) Marketing (3)
                              ---------------------------------------------------------------
 Net Sales                       201      144    170          19        15          7         66         94       --       716
 Marketing and Other               1        1      1          --        --        121         --          1        6(4)    131
 Gain on Disposition of Assets    --       --     --          --        --         --         --         --       --        --
                              ------------------------------------------------------------------------------------------------
 Total Revenues                  202      145    171          19        15        128         66         95        6       847
 Less: Expenses
  Operating                       23       38     20           9         3          5         30         59       --       187
  Transportation and Other        --       --     (2)(5)      --        --         98         --          8       --       104
  General and Administrative      --        7      2          --         6          9          1          6       13        44
  Depreciation, Depletion and
    Amortization                  41       56     53           6        13          3          3         10        5       190
  Exploration                      2        8      9          --        11(6)      --         --         --       --        30
  Interest                        --       --     --          --        --         --         --         --       23        23
                              ------------------------------------------------------------------------------------------------
 Income (Loss) from Continuing
    Operations before Income
     Taxes                       136       36     89           4       (18)        13         32         12      (35)      269
                              ======================================================================================

 Less: Provision for Income
    Taxes (7)                                                                                                               91
 Add: Net Income from
    Discontinued Operations                                                                                                  3
                                                                                                                        ------
 Net Income                                                                                                                181
                                                                                                                        ======

 Identifiable Assets             597    1,831  1,642          36       155        991(8)     651        467      219     6,589
                              ================================================================================================

 Capital Expenditures
  Development and Other           48       44     50          --         7         --         47          2        7       205
  Exploration                     11       20     34          --        16         --         --         --       --        81
  Proved Property Acquisitions    --       --     --          --        --         --         --         --       --        --
                              ------------------------------------------------------------------------------------------------
                                  59       64     84          --        23         --         47          2        7       286
                              ================================================================================================

Notes:

1 Excludes results of the non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note 10).

2 Includes results of operations from producing activities in Nigeria and Colombia.

3 Includes results of operations from a natural gas-fired generating facility in Alberta. In 2002, these results were included in Corporate and Other.

4 Includes interest income of $2 million and foreign exchange gains of $4 million.

5 Includes the recovery of previously incurred property damage costs from our insurers. The costs were incurred to repair damage caused by Hurricane Lili.

6    Includes exploration activities primarily in Nigeria and Colombia.

7    Includes Yemen cash taxes of $51 million.

8 Approximately 78% of Marketing's identifiable assets are accounts receivable and inventories.


NINE MONTHS ENDED SEPTEMBER 30, 2003

(Cdn$ millions)                                                                                             Corporate
                                                                                                                   and
                                                    Oil and Gas                         Syncrude  Chemicals      Other  Total
------------------------------------------------------------------------------------------------------------------------------
                                                United               Other
                              Yemen  Canada (1) States  Australia Countries (2) Marketing (3)
                              ---------------------------------------------------------------
 Net Sales                       620      475    549          64        51         18        187        284       --     2,248
 Marketing and Other               4        2     14          --        --        416         --          1       14(4)    451
 Gain on Disposition of Assets    --       --     --          --        --         --         --         --       --        --
                              ------------------------------------------------------------------------------------------------
 Total Revenues                  624      477    563          64        51        434        187        285       14     2,699
 Less: Expenses
  Operating                       65      107     66          30        13         17         98        181       --       577
  Transportation and Other         3       --      1          --        --        319         --         27       --       350
  General and Administrative       3       22      8          --        16         28          1         16       32       126
  Depreciation, Depletion and
    Amortization                 124      167    158          19        29          9         10         37       13       566
  Exploration                      5       31     42           1        30(5)      --         --         --       --       109
  Interest                        --       --     --          --        --         --         --         --       76        76
                              ------------------------------------------------------------------------------------------------
 Income (Loss) from Continuing
    Operations before Income
     Taxes                       424      150    288          14       (37)        61         78         24     (107)      895
                              ======================================================================================
 Less: Provision for Income
    Taxes (6)                                                                                                              215
 Add: Net Income from
    Discontinued Operations                                                                                                 15
                                                                                                                        ------
 Net Income                                                                                                                695
                                                                                                                        ======

 Identifiable Assets             597    1,831  1,642          36       155        991(7)     651        467      219     6,589
                              ================================================================================================

 Capital Expenditures
  Development and Other          154      200    177           1        24        --         136          6       16       714
  Exploration                     19       47    105           1        47        --          --         --       --       219
  Proved Property Acquisitions    --       --    164(8)       --        --        --          --         --       --       164
                              ------------------------------------------------------------------------------------------------
                                 173      247    446           2        71        --         136          6       16     1,097
                              ================================================================================================

Notes:

1 Excludes results of the non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note 10).

2 Includes results of operations from producing activities in Nigeria and Colombia.

3 Includes results of operations from a natural gas-fired generating facility in Alberta. In 2002, these results were included in Corporate and Other.

4 Includes interest income of $6 million and foreign exchange gains of $8 million.

5    Includes exploration activities primarily in Nigeria, Colombia and Brazil.

6 Includes Yemen cash taxes of $150 million and a $76 million future tax recovery due to a tax rate reduction for Canadian resource activities.

7 Approximately 78% of Marketing's identifiable assets are accounts receivable and inventories.

8 On March 27, 2003 we acquired the residual 40% interest in Aspen in the Gulf of Mexico for US $109 million.

THREE MONTHS ENDED SEPTEMBER 30, 2002

(Cdn$ millions)                                                                                           Corporate
                                                                                                                and
                                                    Oil and Gas                         Syncrude  Chemicals    Other (1) Total
------------------------------------------------------------------------------------------------------------------------------
                                                United               Other
                              Yemen  Canada (2) States  Australia Countries (3) Marketing
                              -----------------------------------------------------------
 Net Sales                       214      144      72        60        23          --         75         97        2       687
 Marketing and Other              --        1      --        --        --         114         --         --        3(4)    118
 Gain on Disposition of Assets    --       --      --        --        --          --         --         --       --        --
                              ------------------------------------------------------------------------------------------------
 Total Revenues                  214      145      72        60        23         114         75         97        5       805
 Less: Expenses
  Operating                       21       38      21        12         8          --         24         60        1       185
  Transportation and Other        --       --       2        --        --         106         --          9       --       117
  General and Administrative       2        4       3        --         7           8         --          4        8        36
  Depreciation, Depletion and
    Amortization                  40       54      34        15         9           2          4         13        3       174
  Exploration                      1        6       8         1        16(5)       --         --         --       --        32
  Interest                        --       --      --        --        --          --         --         --       29        29
                              ------------------------------------------------------------------------------------------------
 Income (Loss) from Continuing
    Operations before Income
    Taxes                        150       43       4        32       (17)         (2)        47         11      (36)      232
                              ======================================================================================
 Less: Provision for Income
    Taxes (6)                                                                                                               82
 Add: Net Income from
    Discontinued Operations                                                                                                  7
                                                                                                                        ------
 Net Income                                                                                                                157
                                                                                                                        ======

 Identifiable Assets             655    2,143   1,246       107       146         784(7)     487        540      231     6,339
                              ================================================================================================

 Capital Expenditures
  Development and Other           48       44     199        --         3           1         40          6        2       343
  Exploration                      3       13      33         2        20          --         --         --       --        71
                              ------------------------------------------------------------------------------------------------
                                  51       57     232         2        23           1         40          6        2       414
                              ================================================================================================

Notes:

1 Includes results of operations from a natural gas-fired generating facility in Alberta.

2 Excludes results of the non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note 10).

3 Includes results of operations from producing activities in Nigeria and Colombia.

4 Includes interest income of $2 million and foreign exchange gains of $1 million.

5    Includes exploration activities primarily in Nigeria and Colombia.

6    Includes Yemen cash taxes of $57 million.

7 Approximately 83% of Marketing's identifiable assets are accounts receivable and inventories.

NINE MONTHS ENDED SEPTEMBER 30, 2002

(Cdn$ millions)                                                                                           Corporate
                                                                                                                and
                                                    Oil and Gas                         Syncrude  Chemicals    Other (1) Total
------------------------------------------------------------------------------------------------------------------------------
                                                United               Other
                              Yemen  Canada (2) States  Australia Countries (3) Marketing
                              -----------------------------------------------------------
 Net Sales                       576      404     212       125        60          --        173        268        7     1,825
 Marketing and Other              --        2      --        --        --         355         --          1        3(4)    361
 Gain on Disposition of Assets    --       --      --        --        --          --         --         --       13(5)     13
                              ------------------------------------------------------------------------------------------------
 Total Revenues                  576      406     212       125        60         355        173        269       23     2,199
 Less: Expenses
  Operating                       60      113      70        37        19          --         87        168        4       558
  Transportation and Other        --       --       2        --        --         315         --         29        3       349
  General and Administrative       4       17       7        --        16          23         --         16       29       112
  Depreciation, Depletion and
    Amortization                 114      166      99        43        36           6         10         38       10       522
  Exploration                     20       21      31         2        32(6)       --         --         --       --       106
  Interest                        --       --      --        --        --          --         --         --       80        80
                              ------------------------------------------------------------------------------------------------
 Income (Loss) from Continuing
    Operations before Income
     Taxes                       378       89       3        43       (43)         11         76         18     (103)      472
                              ======================================================================================
 Less: Provision for Income
    Taxes(7)                                                                                                               159
 Add: Net Income from
    Discontinued Operations                                                                                                 10
                                                                                                                        ------
 Net Income                                                                                                                323
                                                                                                                        ======

 Identifiable Assets             655    2,143   1,246       107       146         784(8)     487        540      231     6,339
                              ================================================================================================

 Capital Expenditures
  Development and Other          143      172     394        46        13           1         91         36       85       981
  Exploration                     22       47      88         3        38          --         --         --       --       198
                              ------------------------------------------------------------------------------------------------
                                 165      219     482        49        51           1         91         36       85(9)  1,179
                              ================================================================================================

Notes:

1 Includes results of operations from a natural gas-fired generating facility in Alberta.

2 Excludes results of the non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note 10).

3 Includes results of operations from producing activities in Nigeria and Colombia.

4 Includes interest income of $6 million and foreign exchange losses of $3 million.

5 The Moose Jaw asphalt operation was disposed of on January 2, 2002 for proceeds of $27 million, plus working capital.

6    Includes exploration activities primarily in Nigeria and Colombia.

7    Includes Yemen cash taxes of $149 million.

8 Approximately 83% of Marketing's identifiable assets are accounts receivable and inventories.

9 Includes $67 million related to the buy out of a lease agreement for a natural gas-fired generating facility in Alberta.

13.      DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
         PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. US GAAP Unaudited Consolidated Financial Statements and summaries of differences from Canadian GAAP are as follows:

(a) UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                                       Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
    Net Sales (iii)                                                                716          687       2,248         1,825
    Marketing and Other (v); (xi)                                                  143          118         464           361
                                                                         ----------------------------------------------------
                                                                                   859          805       2,712         2,186
                                                                         ----------------------------------------------------
EXPENSES
    Operating                                                                      187          185         577           558
    Transportation and Other (viii)                                                104          117         350           336
    General and Administrative                                                      44           36         126           112
    Depreciation, Depletion and Amortization (ii); (ix)                            199          186         604           557
    Exploration                                                                     30           32         109           106
    Interest (i)                                                                    39           47         126           134
                                                                         ----------------------------------------------------
                                                                                   603          603       1,892         1,803
                                                                         ----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              256          202         820           383
                                                                         ----------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                         60           69         164           172
    Deferred (i) - (xi)                                                             29            6         111           (34)
                                                                         ----------------------------------------------------
                                                                                    89           75         275           138
                                                                         ----------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
    OF CHANGES IN ACCOUNTING PRINCIPLES                                            167          127         545           245
    Net (Loss) Income from Discontinued Operations (ii)                            (19)           7          (7)           10
    Cumulative Effect of Changes in Accounting Principles,
      Net of Income Taxes (ix); (xi)                                               (11)          --         (48)           --
                                                                         ----------------------------------------------------

NET INCOME - US GAAP(1)                                                            137          134         490           255
                                                                         ====================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)
      Net Income from Continuing Operations                                       1.35         1.03        4.42          2.01
      Net (Loss) Income from Discontinued Operations (Note 10)                   (0.15)        0.06       (0.06)         0.08
      Cumulative Effect of Changes in Accounting Principles                      (0.09)          --       (0.39)           --
                                                                         ----------------------------------------------------
                                                                                  1.11         1.09        3.97          2.09
                                                                         ====================================================
    Diluted (Note 7)
      Net Income from Continuing Operations                                       1.33         1.02        4.39          1.98
      Net (Loss) Income from Discontinued Operations (Note 10)                   (0.15)        0.06       (0.06)         0.08
      Cumulative Effect of Changes in Accounting Principles                      (0.09)          --       (0.39)           --
                                                                         ----------------------------------------------------
                                                                                  1.09         1.08        3.94          2.06
                                                                         ====================================================

Note:

1    RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                         Three Months              Nine Months
                                                                   Ended September 30       Ended September 30
   (Cdn$ millions)                                                  2003         2002         2003        2002
   -----------------------------------------------------------------------------------------------------------
   Net Income - Canadian GAAP                                        181          157          695         323
   Impact of US Principles, Net of Income Taxes:
     Fair Value of Currency Swap (v)                                   3           --            4          --
     Fair Value of Preferred Securities (xi)                           5           --            5          --
     Depreciation, Depletion and Amortization (ii); (ix)              (9)         (12)         (37)        (35)
     Dividends on Preferred Securities (i)                           (10)         (11)         (31)        (33)
     Future Income Taxes (x)                                          --           --          (76)         --
     Loss on Disposition (ii)                                        (22)          --          (22)         --
     Cumulative Effect of Changes
        in Accounting Principles (ix); (xi)                          (11)          --          (48)         --
                                                            --------------------------------------------------
   Net Income - US GAAP                                              137          134          490         255
                                                            ==================================================


(b)      UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                               September 30       December 31
(Cdn$ millions)                                                                                        2003              2002
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                                                                  354               59
      Accounts Receivable (iii)                                                                      1,002              990
      Inventories and Supplies                                                                         229              256
      Other                                                                                             44               26
                                                                                            ---------------------------------
        Total Current Assets                                                                         1,629            1,331

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion and
         Amortization of $4,895 (December 31, 2002 - $4,992) (ii); (ix)                              4,935            5,064
    GOODWILL                                                                                            36               36
    DEFERRED INCOME TAX ASSETS                                                                         141              263
    DEFERRED CHARGES AND OTHER ASSETS (i); (vi)                                                         97               70
                                                                                            ---------------------------------

                                                                                                     6,838            6,764
                                                                                            =================================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-term Borrowings                                                                             --               18
      Accounts Payable and Accrued Liabilities (iii)                                                 1,056            1,200
      Accrued Interest Payable                                                                          21               39
      Dividends Payable                                                                                  9                9
                                                                                            ---------------------------------
        Total Current Liabilities                                                                    1,086            1,266
                                                                                            ---------------------------------

    LONG-TERM DEBT (i); (vi); (xi)                                                                   2,259            2,575
    DEFERRED INCOME TAX LIABILITIES (i) - (xi)                                                         888              876
    DISMANTLEMENT AND SITE RESTORATION (ix)                                                             --              191
    ASSET RETIREMENT OBLIGATION (ix)                                                                   341               --
    OTHER DEFERRED CREDITS AND LIABILITIES (vii)                                                        43               44
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2003   - 124,061,475 shares
                      2002   - 122,965,830 shares                                                      471              440
      Retained Earnings (i); (ii); (v); (ix); (x); (xi)                                              1,743            1,280
      Accumulated Other Comprehensive Income (i); (iii); (iv); (vii)                                     7               92
                                                                                            ---------------------------------
          Total Shareholders' Equity                                                                 2,221            1,812
                                                                                            ---------------------------------

    COMMITMENTS AND CONTINGENCIES
                                                                                                     6,838            6,764
                                                                                            =================================

(c) UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                                       Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                               137          134         490           255
Other Comprehensive Income, net of income taxes:
    Translation Adjustment (i); (iv)                                                (2)         (17)        (89)           (3)
    Unrealized Mark-to-Market Gain (Loss) (iii)                                      5           --           4            --
                                                                         ----------------------------------------------------
Comprehensive Income                                                               140          117         405           252
                                                                         ====================================================

(d)      UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Under US principles, dividends on preferred securities of $16 million and $50 million for the three and nine months ended September 30, 2003, respectively (September 30, 2002 - $18 million and $54 million) that are included in financing activities would be reported in operating activities.

Under US principles, geological and geophysical costs of $10 million and $34 million for the three and nine months ended September 30, 2003, respectively (September 30, 2002 - $13 million and $48 million) that are included in investing activities would be reported in operating activities.

(e)      OTHER SUPPLEMENTARY INFORMATION

                                                                                       Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
                                                                                  2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------------
Pro Forma Earnings - Fair-Value Method of Accounting
    for Stock Options - US GAAP
Net Income - US GAAP                                                               137          134         490           255
    As Reported
      Less: Fair Value of Stock Options                                              6            6          19            18
                                                                         ----------------------------------------------------
    Pro Forma                                                                      131          128         471           237
                                                                         ====================================================

Earnings Per Common Share ($/share)
    Basic as Reported                                                             1.11         1.09         3.97         2.09
                                                                         ====================================================
    Pro Forma                                                                     1.06         1.04         3.82         1.94
                                                                         ====================================================

    Diluted as Reported                                                           1.09         1.08         3.94         2.06
                                                                         ====================================================
    Pro Forma                                                                     1.04         1.03         3.79         1.91
                                                                         ====================================================

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

ii. Under US principles, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result, depreciation expense under US principles is higher.

         During the quarter, some of these assets were sold as described in Note
         10. With the carrying value of these assets higher under US GAAP, the sale resulted in a loss on disposition of $22 million, net of income taxes of $10 million. This loss has been included in our net income
         (loss) from discontinued operations disclosed on the Unaudited Consolidated Statement of Income - US GAAP.

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

         Included in accounts receivable at September 30, 2003 is $1 million (December 31, 2002 - $nil), fair value of the forward contracts used to hedge a portion of our production from the Aspen field as described in
         Note 5. The contracts limit our exposure to fluctuations in commodity prices by fixing our cash flow from the sale of hedged production. As of September 30, 2003, the fair value included in accumulated other comprehensive income was an unrealized gain of $1 million, net of income taxes. The unrealized gain is expected to be moved to net sales in the next twelve months as the underlying production is delivered or the hedge expires. For the three and nine months ended September 30, 2003, amounts related to the ineffectiveness of cash flow hedges were included in net sales and were immaterial.

         At September 30, 2003, the total fair value of the futures and basis swap contracts used to hedge the future sale of our gas storage, as described in Note 5, was $3 million and the change in fair value since designation was a net gain of $5 million. The change in fair value since designation included in accumulated other comprehensive income was an unrealized gain of $3 million, net of income taxes. The loss of $2 million on the future contracts prior to designation was included in marketing and other on the Unaudited Consolidated Statement of Income. All of the unrealized gain is expected to be moved to marketing and other in the next twelve months as the gas in storage is sold. For the three and nine months ended September 30, 2003, amounts related to the ineffectiveness of cash flow hedges were included in marketing and other and were immaterial.

         FAIR VALUE HEDGES: Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. Any changes in the fair value are reflected net in earnings. Included in both accounts receivable and accounts payable at September 30, 2003 is $nil (December 31, 2002 - $2 million) related to fair value hedges. The hedges convert fixed prices for physical delivery of natural gas into a floating price through a fixed to floating swap. The impact on earnings is immaterial.

iv. Under US principles, exchange gains and losses arising from the translation of our net investment in self-sustaining foreign operations are included in comprehensive income. Additionally, exchange gains and losses, net of income taxes, from the translation of our US-dollar long-term debt designated as a hedge of our foreign net investment are included in comprehensive income. Cumulative amounts are included in accumulated other comprehensive income in the Unaudited Consolidated Balance Sheet.

v. Under US principles, a derivative and a cash instrument cannot be designated in combination as a net investment hedge. Changes in fair value and foreign exchange gains and losses on our US $37 million currency swap are included in earnings.

vi. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets.

vii. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in comprehensive income and accrued pension liabilities. This amount was $4 million at September 30, 2003 (December 31, 2002 - $4 million).

viii. Under US principles, gains and losses on the disposition of assets are shown as other expenses rather than revenues.

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

         This change in accounting policy has been reported as a cumulative effect adjustment in the Unaudited Consolidated Statement of Income as a loss of $37 million, net of income taxes of $25 million. Under the old accounting rules, our results would have been:

                                                                                       Three Months             Nine Months
                                                                                 Ended September 30      Ended September 30
                                                                                               2003                    2003
         ------------------------------------------------------------------------------------------------------------------
         Net Income - US GAAP
             As Reported                                                                        137                     490
               Cumulative Effect of Change in Accounting Principle                                                       37
               Depreciation, Depletion and Amortization, and
                 Accretion                                                                       (1)                      2
                                                                              ---------------------------------------------
             Adjusted                                                                           136                     529
                                                                              =============================================

         Earnings per Common Share ($/share)
             Basic as Reported                                                                 1.11                    3.97
                                                                              =============================================
             Adjusted                                                                          1.09                    4.29
                                                                              =============================================

             Diluted as Reported                                                               1.09                    3.94
                                                                              =============================================
             Adjusted                                                                          1.08                    4.25
                                                                              =============================================

         Had FAS 143 been applied during all periods presented, our asset retirement obligation, including current obligations of $14 million at December 31, 2002 and $18 million at September 30, 2003, would have been reported as follows:

                                                                                                As Reported       Pro-forma
         ------------------------------------------------------------------------------------------------------------------
             January 1, 2002                                                                         182                364
             December 31, 2002                                                                       205                390
             September 30, 2003                                                                      359                359
                                                                                           --------------------------------

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

         Had FAS 143 been applied during all periods presented, our September 30, 2002 results would have been reported as follows:

                                                                                       Three Months             Nine Months
                                                                                 Ended September 30      Ended September 30
                                                                                               2002                    2002
         ------------------------------------------------------------------------------------------------------------------
         Net Income - US GAAP
             As Reported                                                                        134                     255
               Depreciation, Depletion and Amortization,
                     and Accretion                                                               --                     (3)
                                                                              ---------------------------------------------
             Adjusted                                                                           134                     252
                                                                              =============================================

         Earnings per Common Share ($/share)
             Basic as Reported                                                                 1.09                    2.09
                                                                              =============================================
             Adjusted                                                                          1.09                    2.06
                                                                              =============================================

             Diluted as Reported                                                               1.08                    2.06
                                                                              =============================================
             Adjusted                                                                          1.08                    2.04
                                                                              =============================================

x. Under US principles, enacted tax rates are used to calculate future income taxes, whereas under Canadian GAAP, substantively enacted tax rates are used. Substantively enacted changes in Canadian federal and provincial income tax rates created a $76 million future income tax recovery during the second quarter of 2003.

xi. In May 2003, FASB issued Statement No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" that establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Certain financial instruments, including our preferred securities, must be valued at fair value with changes in fair value recognized through net income. The change in fair value of our preferred securities up to June 30, 2003 increased the carrying value of our long-term debt by $16 million and was recognized as a loss of $11 million, net of income taxes of $5 million. This was reported as a cumulative effect of a change in an accounting principle during the third quarter. Since adopting the change in accounting principle at the beginning of the quarter, the fair value of our preferred securities has decreased by $8 million and this gain was included in marketing and other. The tax effect of $3 million on this gain increased our deferred income tax provision.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 13 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS, AND SALES VOLUMES AND PRODUCTION VOLUMES ARE BEFORE ROYALTIES. WE HAVE PRESENTED OUR WORKING INTEREST BEFORE ROYALTIES AS WE MEASURE OUR PERFORMANCE ON THIS BASIS CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES.


THIRD QUARTER HIGHLIGHTS
Strong third quarter financial results continue to drive us towards record results for the year. During the third quarter of 2003, attractive commodity prices, US production growth and growing cash margins, fuelled by reduced unit operating costs and lower royalties, offset the negative effect of a strengthening Canadian dollar on our net income and cash flow from operations. Our solid results were complemented by continued drilling success on Block 51 in Yemen, expansion in West Africa and the acquisition of eight new exploratory blocks in the western Gulf of Mexico. We also continued our progress on major growth projects in the deep water Gulf of Mexico and in the Athabasca oil sands.

Following are the quarterly highlights:

o    Grew production, after royalties, by 3% from the third quarter of 2002.

o Increased net income by 15% and cash flow from operations by 10% from third quarter 2002 despite a drop of 3% in realized prices.

o Sold non-core light oil properties in southeast Saskatchewan for net proceeds of $268 million.

o Growth in production from new discoveries in the Gulf of Mexico made the US our largest cash flow contributor for the second consecutive quarter.

o    Reduced net debt by $688 million since December 31, 2002.

                                                                                       Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2003         2002         2003         2002
-----------------------------------------------------------------------------------------------------------------------------
Net Sales (1)                                                                      730          716        2,314        1,901
Net Income (1)                                                                     181          157          695          323
Earnings per Common Share - Basic ($/share)                                       1.38         1.20         5.38         2.38
Earnings per Common Share - Diluted ($/share)                                     1.37         1.17         5.34         2.35
Cash Flow from Operations (1),(2)                                                  434          394        1,449          974
Production, before Royalties (mboe/d) (1)                                          271          275          272          271
Production, after Royalties (mboe/d) (1)                                           188          182          187          178
Capital Expenditures (3)                                                           286          414        1,097        1,179
                                                                         ----------------------------------------------------

Notes:

1 Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

2 We evaluate our performance and that of our business segments based on earnings and cash flow from operations. Cash flow from operations is a non-GAAP term that represents cash generated from operating activities before changes in non-cash working capital and other. We consider it a key measure as it demonstrates our ability and the ability of our business segments to generate the cash flow necessary to fund future growth through capital investment and repay debt.

                                                                         Three Months              Nine Months
                                                                   Ended September 30       Ended September 30
   (Cdn$ millions)                                                  2003         2002         2003        2002
   -----------------------------------------------------------------------------------------------------------
   Cash Flow from Operating Activities                               296          402        1,242         869
   Changes in Non-Cash Working Capital                               125          (15)         165          92
   Other                                                              13            7           42          13
                                                             -------------------------------------------------
   Cash Flow from Operations                                         434          394        1,449         974
                                                             =================================================

3 Includes $164 million relating to the purchase of the remaining working interest in the Aspen field in March 2003.

FINANCIAL RESULTS

CHANGE IN NET INCOME

                                                                                   2003 VS 2002
                                                                              Three Months           Nine Months
(Cdn$ millions)                                                         Ended September 30    Ended September 30
----------------------------------------------------------------------------------------------------------------
NET INCOME AT SEPTEMBER 30, 2002 (1)                                                  157                    323
                                                                  ==============================================

    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, after royalties:
        Crude oil                                                                       7                     54
        Natural gas                                                                     7                     26
      Crude oil sales volumes, after royalties                                         --                    (12)
      Realized commodity prices:
        Crude oil                                                                     (53)                    99
        Natural gas                                                                    51                    219
      Oil and gas operating expense:
        Conventional                                                                    9                     22
        Syncrude                                                                       (6)                   (11)
      Marketing                                                                        17                     58
      Chemicals                                                                        --                      5
      General and administrative                                                       (8)                   (14)
      Interest expense                                                                  6                      4
      Current income taxes                                                              9                      8
      Other                                                                             1                     17
                                                                  ----------------------------------------------
    Total Cash Variance                                                                40                    475

    Non-Cash Items:
      Depreciation, depletion and amortization
        Oil and Gas                                                                   (11)                   (36)
        Other                                                                           1                     (2)
      Exploration expense                                                               3                      3
      Future income taxes                                                             (16)                   (65)
      Gain on disposition of assets                                                    --                    (13)
      Other                                                                             7                     10
                                                                  ----------------------------------------------
    Total Non-Cash Variance                                                           (16)                  (103)
                                                                  ----------------------------------------------

NET INCOME AT SEPTEMBER 30, 2003 (1)                                                  181                    695
                                                                  ==============================================

Note:

1 Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

QUARTERLY NET INCOME INCREASES 15%

Solid third quarter 2003 results were driven by growing net production levels, attractive commodity prices and a solid contribution from marketing. The strengthening Canadian dollar relative to the US dollar offset these gains.

The strengthening Canadian dollar relative to the US dollar reduced our quarterly net income by $38 million (year to date $76 million) and cash flow from operating activities by $65 million (year to date $129 million). This is because we translate the results of our foreign operations from US dollars to Canadian dollars. With a stronger Canadian dollar, our foreign revenues and realized commodity prices referenced to US dollars are lower when translated. However, we benefit to the extent that our foreign operating costs and capital expenditures are also reduced when translated. In addition, most of our fixed-rate debt is denominated in US dollars so this debt gets cheaper as the Canadian dollar strengthens and has resulted in a decrease of $220 million in our fixed-rate debt since December 31, 2002. For accounting purposes our US dollar denominated debt is treated as a hedge of our foreign operations. As a result, our earnings do not reflect foreign exchange gains or losses on the revaluation of this debt.

Strong commodity prices, growing net production levels, high-margin barrels from reduced royalties and operating costs and a solid contribution from marketing delivered our best-ever year to date results in 2003. Significant variances in net income are explained further in the following sections.

OIL AND GAS

PRODUCTION VOLUMES (BEFORE ROYALTIES) (1)

                                                                   Three Months                     Nine Months
                                                             Ended September 30              Ended September 30
                                                          2003             2002            2003            2002
---------------------------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                                115.2            118.5           116.7           118.3
    Canada                                                46.2             55.3            48.7            57.3
    United States                                         31.3              8.9            28.2             9.8
    Australia                                              5.6             18.9             6.5            13.3
    Other Countries                                        5.2              7.9             5.8             9.3
    Syncrude                                              17.5             18.9            15.5            16.1
                                                ---------------------------------------------------------------
                                                         221.0            228.4           221.4           224.1
                                                ---------------------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                                 155              167             158            167
    United States                                          144              115             146            116
                                                ---------------------------------------------------------------
                                                           299              282             304            283
                                                ---------------------------------------------------------------

Total (mboe/d)                                             271              275             272            271
                                                ===============================================================


PRODUCTION VOLUMES (AFTER ROYALTIES) (1)

                                                                   Three Months                     Nine Months
                                                             Ended September 30              Ended September 30
                                                          2003             2002            2003            2002
---------------------------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                                 56.8             56.5            57.2            56.1
    Canada                                                34.4             42.7            36.9            44.1
    United States                                         27.8              7.4            25.0             8.1
    Australia                                              5.4             14.8             5.9            10.4
    Other Countries                                        4.7              4.6             4.9             5.5
    Syncrude                                              17.4             18.7            15.3            16.0
                                                ---------------------------------------------------------------
                                                         146.5            144.7           145.2           140.2
                                                ---------------------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                                 127              128             125             128
    United States                                          122               95             123              97
                                                ---------------------------------------------------------------
                                                           249              223             248             225
                                                ---------------------------------------------------------------

Total (mboe/d)                                             188              182             187             178
                                                ===============================================================

Note:

1    Includes results of discontinued operations.

QUARTERLY PRODUCTION INCREASED NET INCOME FOR THE QUARTER BY $14 MILLION Although production before royalties decreased by 1%, production after royalties grew 3% from the third quarter of 2002. This growth is largely attributable to the addition of 28,000 boe/d of low royalty Aspen production from the deep waters of the Gulf of Mexico. As our production mix shifts to more deep water barrels from Aspen and Gunnison projects, we will continue to see our net production grow. On a before royalties basis, the production decrease of 1% compared to the third quarter last year is due to expected declines in International and Canada and the sale of non-core properties in Canada offset by growth in the US. This is further explained below.

MASILA BLOCK IN YEMEN

o    Third quarter production of 115,200 bbls/d was 3% lower than 2002.

o To ensure the acquisition of high quality seismic data we slowed development drilling on the Tawila and Heijah fields to minimize noise interference.

o While gross production decreased 3%, under the terms of the production sharing contract our share of production after royalties largely remained the same. Returns on the Masila Block remain very attractive.


CANADA

o Third quarter production of 72,100 boe/d was 11,100 boe/d lower than 2002 due in part to the sale of non-core producing assets in southeast Saskatchewan.

o On August 28, 2003, non-core light oil properties located in the Williston Basin of southeast Saskatchewan were sold for net proceeds of $268 million. These properties produced approximately 9,000 boe/d.

o We are continuing to invest in future growth opportunities including premium synthetic crude at Long Lake, coal bed methane and enhanced oil recovery techniques for heavy oil.


US GULF OF MEXICO

o Our deep water Aspen production boosted US rates by 97% from 2002 to 55,300 boe/d. Aspen came onstream in December 2002 and we acquired the remaining 40% interest in this project in late March 2003.

o The additional interest in Aspen contributed 11,200 boe/d to our third quarter production volumes. We locked in a portion of our return on this acquisition by selling approximately 60% of the incremental production forward to March 2004 at a weighted-average price of US $29.50 per boe. Our cash netback (1) on these hedged volumes is approximately US $23 per boe. The forward sale of 10% of the acquired reserves has paid for 50% of the purchase price.

o Production at Aspen was 28,000 boe/d during the quarter and was partially shut-in for four days in September to repair wellhead valve malfunctions following the shut-in of the Shell Bullwinkle platform. With the problems resolved, we expect production from the Gulf of Mexico to remain just under 55,000 boe/d for the remainder of 2003.

o Production from Aspen is priced off Mars blend, which is the second most actively traded US crude stream after WTI. Mars was priced at a US $3.25/bbl discount to WTI in the third quarter.

o Eugene Island 295, which was damaged by Hurricane Lili last October, produced 15 mmcf per day in the third quarter. Production of approximately 25 mmcf per day of natural gas was shut-in for 37 days in the quarter to permanently replace temporary production facilities. Insurance claims will be submitted for this lost production.

OTHER COUNTRIES

o Production at Buffalo offshore Australia and at Ejulebe offshore Nigeria declined in the third quarter of 2003 in line with our expectations.

o Buffalo and Ejulebe are both expected to be fully depleted by early to mid-2004.

o Colombia production grew modestly in the quarter as drilling at Guando was completed quicker than anticipated.


SYNCRUDE

o Enhanced operational reliability, following the spring turnaround and coker maintenance, contributed strong July and August production rates at 18,500 bbls/d. September production dropped slightly due to a planned turnaround of the vacuum distillation unit.

o Due to an unplanned coker turnaround during the fourth quarter of 2003, we expect our share of Syncrude production to average around 15,500 bbls/d in 2003.


------------------------
1 Netback is defined as sales price less all per unit costs including royalties, operating expenses and cash taxes. This is calculated using our working interest production before royalties.

COMMODITY PRICES

                                                                         Three Months               Nine Months
                                                                   Ended September 30        Ended September 30
                                                                    2003         2002         2003         2002
---------------------------------------------------------------------------------------------------------------
CRUDE OIL
    West Texas Intermediate (WTI) (US$/bbl)                        30.20        28.30        30.99        25.40
                                                           ----------------------------------------------------

    Differentials (US$/bbl):
    Masila                                                          2.44         1.02         3.22         1.36
    Heavy Oil                                                       8.77         5.98         8.04         5.94

    Producing Assets (1) (Cdn$/bbl):
    Yemen                                                          38.25        42.29        39.89        37.79
    Canada                                                         31.07        35.17        33.83        30.66
    United States                                                  36.03        41.73        38.65        37.78
    Australia                                                      42.09        43.57        43.14        39.40
    Nigeria                                                        39.26        41.63        42.33        38.64
    Colombia                                                       34.87        41.09        36.94        35.92
    Syncrude                                                       41.36        44.26        44.70        39.85

    Corporate Average (1) (Cdn$/bbl)                               36.70        40.77        38.80        36.26
                                                           ----------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)                4.92         3.21         5.66         3.05
                                                           ----------------------------------------------------

    Canada (Cdn$/mcf) (1)                                           5.14         3.05         5.91         3.21
    United States (Cdn$/mcf) (1)                                    6.95         4.93         8.53         4.85

    Corporate Average (Cdn$/mcf) (1)                                6.01         3.82         7.17         3.89
                                                           ----------------------------------------------------

AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe) (1)                  36.59        37.71        39.60        34.01
                                                           ----------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar                                         0.7263       0.6463       0.6886       0.6356
                                                           ----------------------------------------------------

Note:

1    Prices based on working interest production before royalties.

LOWER REALIZED CRUDE OIL PRICES DECREASED QUARTERLY NET INCOME BY $53 MILLION

REALIZED CRUDE OIL PRICES

o Despite stronger crude oil reference prices compared to the third quarter of 2002, we realized lower prices for our crude oil as a result of widening differentials and the strengthening of the Canadian dollar relative to the US dollar.

o All of our oil sales are denominated in or referenced to US dollars. The strengthening Canadian dollar reduced our realized crude oil price by around $4.55 per bbl.

CRUDE OIL REFERENCE PRICES

o Strength in WTI reference prices late in the second quarter continued early into the third quarter with highs of US $32 per bbl. This high was fuelled by concerns over the security of Iraqi production, OPEC's determination to hold their production quotas, low crude and product inventory levels in North America and supply concerns in Nigeria and Venezuela.

o Late in the third quarter, WTI fell off these highs to average between US $27 and $29 per barrel. Rising inventory levels in North America, growth in Iraqi and Venezuelan exports and the end of the summer driving season were contributors.

o At the end of the quarter, WTI strengthened after OPEC announced on September 24th a 900,000 barrel per day reduction to their production quotas starting in November.

HEAVY OIL DIFFERENTIALS

o    Approximately 10% of our total corporate production is Canadian heavy oil.

o Differentials began widening early in the quarter with new Canadian heavy oil supply entering the market and with the unexpected turnaround of a major refinery.

o The power blackout in the east shut down a number of refineries in August. This decreased heavy oil demand causing differentials to remain wide.

o Late in the quarter, the differential widened further, to around US $9 per barrel, with the end of the summer asphalt season.


MASILA DIFFERENTIAL

o    Our Masila crude is typically priced off North Sea Brent.

o In the third quarter of 2003, the Masila and Brent differentials to WTI narrowed, as exceptionally warm weather in Europe caused a sharp increase in demand to help fuel air conditioning and refrigeration.

o Differentials continued to narrow as supply from the North Sea decreased due to maintenance on several platforms and demand for Brent crude in Asia increased.

HIGHER REALIZED NATURAL GAS PRICES INCREASED QUARTERLY NET INCOME BY $51 MILLION

NATURAL GAS PRICES

o Substantially all of our natural gas sales are denominated in or referenced to US dollars. The strengthening Canadian dollar reduced our realized gas price by 75(cent) per mcf. Higher natural gas reference prices increased our average gas price by $2.94 per mcf, more than offsetting the effect of the strengthening Canadian dollar on our realized prices.

o Natural gas prices fluctuated during the third quarter and receded from earlier highs as storage levels in the east returned to more normal levels with seasonal demand reduced by moderate summer weather.

o The basis between Alberta gas and NYMEX gas narrowed significantly late in the third quarter of 2003 as warm temperatures in California increased demand for Alberta gas and moderate temperatures in the east kept demand for NYMEX gas stable.

OPERATING COSTS (1)

(Based on working interest production before royalties)

                                                              Three Months               Nine Months
                                                        Ended September 30        Ended September 30
(Cdn$/boe)                                               2003         2002         2003         2002
----------------------------------------------------------------------------------------------------
Conventional Oil and Gas                                 4.11         4.55         4.25         4.52
Synthetic Crude Oil
    Syncrude                                            18.83        14.37        23.27        18.95
Total Oil and Gas (2)                                    5.06         5.23         5.33         5.37
                                                ----------------------------------------------------

Notes:

1 Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

2 Operating costs per equivalent barrel are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

LOWER OPERATING COSTS INCREASED NET INCOME FOR THE QUARTER BY $3 MILLION

o Decreases in conventional operating costs due to the addition of low-cost volumes from Aspen and the strengthening of the Canadian dollar were partially offset by higher repairs and maintenance costs in Yemen.

o Syncrude's operating costs per barrel were up relative to the third quarter of 2002 due to the turnaround of the vacuum distillation unit in September 2003 and higher natural gas input prices. Operating costs have increased on a year to date basis as a result of unscheduled maintenance and higher natural gas input prices.

o The strengthening Canadian dollar decreased US-dollar denominated operating costs lowering our corporate average unit operating costs by approximately 23(cent) per boe.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A) (1)
(Based on working interest production before royalties)

                                                              Three Months               Nine Months
                                                        Ended September 30        Ended September 30
(Cdn$/boe)                                               2003         2002         2003         2002
----------------------------------------------------------------------------------------------------
Conventional Oil and Gas                                 7.36         6.86         7.41         6.91
Synthetic Crude Oil
    Syncrude                                             2.38         2.01         2.50         2.16
Total Oil and Gas (2)                                    7.04         6.53         7.13         6.63
                                                ----------------------------------------------------

Notes:

1 Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

2 Operating costs per equivalent barrel are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OIL AND GAS DD&A REDUCED NET INCOME FOR THE QUARTER BY $11 MILLION

o Higher 2002 finding and development costs coupled with our changing production mix, as a larger portion of our production comes from capital-intensive but higher margin properties, has increased our depletion charge.

o The strengthening Canadian dollar decreased per unit depletion costs by approximately 50(cent)per boe in the quarter.


EXPLORATION EXPENSE (1)

                                                              Three Months               Nine Months
                                                        Ended September 30        Ended September 30
(Cdn$ millions)                                          2003         2002         2003         2002
----------------------------------------------------------------------------------------------------
Seismic                                                    10           12          34            48
Unsuccessful Exploration Drilling                           6            6          30            27
Other                                                      14           15          46            38
                                                ----------------------------------------------------
Total Exploration Expense                                  30           33         110           113
                                                ====================================================

Total Exploration Capital                                  81           71         219           198
                                                ----------------------------------------------------

Note:

1 Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $3 MILLION

o Activity in the quarter included dry hole costs in Canada as well as seismic acquisition in the Gulf of Mexico, Canada and Nigeria.

o Exploration capital includes successful drilling on Block 51 in Yemen, successful appraisal drilling in Nigeria on Block 222 and on-going drilling and evaluation of our deep water Shiloh exploration well.

OIL AND GAS MARKETING

Our marketing operation engages in crude oil and natural gas marketing activities to enhance prices from the sale of our own oil and gas production, and for energy trading as described in Note 6(a) to the Audited Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.

                                                                              Three Months               Nine Months
                                                                        Ended September 30        Ended September 30
(Cdn$ millions)                                                          2003         2002         2003         2002
--------------------------------------------------------------------------------------------------------------------
    Revenue, Net                                                          121          114         416           355
    Transportation                                                        (98)        (106)       (319)         (315)
    Other                                                                   2           --           1            --
                                                                ----------------------------------------------------
                                                                           25            8          98            40
                                                                ====================================================

Marketing Contribution to Income from Continuing Operations
      before Income Tax                                                    13           (2)         61            11
                                                                ----------------------------------------------------

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                    424          383         460           393
    Natural Gas (mmcf/d)                                                2,951        2,661       3,007         2,456

Value-at-Risk
    Quarter End                                                            22           19          22            19
    High                                                                   26           22          31            22
    Low                                                                    14           17          14            12
    Average                                                                19           20          20            17
                                                                ----------------------------------------------------

HIGHER NET MARKETING REVENUE INCREASED NET INCOME FOR THE QUARTER BY $17 MILLION

o Marketing results were strong in the third quarter 2003 as we successfully capitalized on Brent/Dubai spreads and heavy differentials for crude oil. Our natural gas trading group profited from spreads between Alberta and the US midwest, and Alberta and eastern Canada.

o In 2002, mark-to-market gains on our storage positions were included in net income. New accounting rules require us to exclude this from our 2003 results until the inventory is sold despite having futures contracts in place that lock in the profit on our stored volumes. At the beginning of the third quarter, we designated certain futures contracts as accounting hedges of the future sale of our stored volumes. As a result, we defer recognition of the mark-to-market gain or loss on the futures contracts until such time as the inventory is sold. This accounting treatment better matches fair value changes in the futures contracts and inventory. See Note 5 to the Unaudited Consolidated Financial Statements for further details.


FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

At September 30, 2003, the fair value of our derivative energy contracts totalled $46 million. The following table shows the valuation methods underlying these contracts together with timing of contract maturity:

(Cdn$ millions)                                                                        MATURITY
----------------------------------------------------------------------------------------------------------------------------
                                                          Less than                                     More than
                                                             1 year      1-3 years       4-5 years        5 years      Total
                                                          ------------------------------------------------------------------
Prices:
    Actively quoted                                            247             150              21            --         418
    From other external sources                               (235)           (122)            (16)            1        (372)
    Based on models and other valuation methods                 --              --              --            --          --
                                                          ------------------------------------------------------------------
Total                                                           12              28               5             1          46
                                                          ==================================================================

Contract maturities vary from a single day up to five years. Those maturing beyond one year are primarily from natural gas related positions.

CHANGES IN FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

                                                                                                    Contracts
                                                                 Contracts        Contracts      Entered into
                                                            Outstanding at     Entered into     During Period
                                                              Beginning of       and Closed   and Outstanding
(Cdn$ millions)                                                     Period    During Period  at End of Period          Total
----------------------------------------------------------------------------------------------------------------------------
Fair value at December 31, 2002                                          3               --                --              3
Change in fair value of contracts                                       17               42                25             84
Net losses (gains) on contracts closed                                   1              (42)               --            (41)
Changes in valuation techniques and assumptions (1)                     --               --                --             --
                                                         -------------------------------------------------------------------
Fair value at September 30, 2003                                        21               --                25             46
                                                         ===================================================================

Note:

1    Our valuation methodology has been applied consistently period over period.

This fair value includes:

o    offsetting derivatives and physical contracts with limited market risk, and

o positions that are subject to change in value from fluctuating market prices.

We manage the risk associated with positions exposed to changes in value through daily monitoring of value-at-risk and by stress testing and scenario analysis. The value-at-risk calculation estimates the maximum probable loss, given a 95% confidence level, that we would incur if our open positions were unwound over two days. At September 30, 2003, our value-at-risk with respect to these positions was $22 million (December 31, 2002 - $19 million).


COMPOSITION OF NET MARKETING REVENUE

                                                        Three Months            Nine Months
                                                  Ended September 30     Ended September 30
(Cdn$ millions)                                                 2003                   2003
--------------------------------------------------------------------------------------------
Derivative energy contracts                                       21                      84
Non-derivative energy contracts                                    2                      13
Other                                                              2                       1
                                                --------------------------------------------
                                                                  25                      98
                                                ============================================


CHEMICALS

CHEMICALS OPERATING PROFIT WAS CONSISTENT WITH THIRD QUARTER 2002

o Strong chlor-alkali prices were offset by lower North American chlorate prices, lower Brazil sales volumes and a strong Canadian dollar. The strengthening Canadian dollar relative to the US dollar decreases our revenue as our products are largely priced in US dollars.

o Lower operating costs resulting from the idling of our Taft, Louisiana sodium chlorate assets were largely offset by purchased product costs. The purchased product allows us to continue to meet the needs of our customers in the southeastern US.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                    Three Months               Nine Months
                                              Ended September 30        Ended September 30
(Cdn$ millions)                                2003         2002         2003         2002
------------------------------------------------------------------------------------------
General and Administrative                       44           36          126          112
                                      ====================================================


HIGHER COSTS DECREASED QUARTERLY NET INCOME BY $8 MILLION

o Our increasing stock price has increased costs related to our Stock Appreciation Rights plan by $3 million.

o G&A expenses, excluding stock appreciation rights, increased by $3 million due to increased staffing levels. Staffing level increases are the result of our major development projects in the US and Canada, and growth in our Marketing division.

INTEREST

                                                      Three Months               Nine Months
                                                Ended September 30        Ended September 30
(Cdn$ millions)                                  2003         2002         2003         2002
--------------------------------------------------------------------------------------------
Interest                                           35           38         107           100
    Less: Capitalized Interest                     12            9          31            20
                                        ----------------------------------------------------
Net Interest Expense                               23           29          76            80
                                        ====================================================


LOWER INTEREST EXPENSE INCREASED QUARTERLY NET INCOME BY $6 MILLION

o Capitalized interest increased with increased spending on our major development projects in the Gulf of Mexico and Canada.

o Strengthening Canadian dollar reduced interest expense on our fixed rate debt denominated in US dollars by $3 million.

o Higher borrowing rate of 7.875% on our 30-year notes issued in March 2002 contributed to the year to date increase.

INCOME TAXES (1)

                                                      Three Months               Nine Months
                                                Ended September 30        Ended September 30
(Cdn$ millions)                                  2003         2002         2003         2002
--------------------------------------------------------------------------------------------
Current Income Taxes                               60           69          164          172
Future Income Taxes                                35           19           65           --
                                        ----------------------------------------------------
Provision for Income Taxes                         95           88          229          172
                                        ====================================================

Effective Tax Rate (%)                           34.4         36.0         24.8         34.7
                                        ----------------------------------------------------

Note:

1 Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).


EFFECTIVE TAX RATE FOR THE QUARTER DECREASES TO 34.4% FROM 36.0%

o The effective quarterly tax rate was lower due to a reduction in tax rates for Canadian resource activities.

o The effective year to date tax rate was lower due to a reduction in tax rates for Canadian resource activities that resulted in a recovery of future income taxes of $76 million during the second quarter of 2003.

o Current income taxes include cash taxes in Yemen of $51 million (2002 - $57 million) for the quarter and $150 million (2002 - $149 million) year to date.

o During 2003 and 2002, current income taxes include federal and provincial capital taxes in Canada. In 2003, current income taxes also included alternative minimum tax in the United States.

CAPITAL EXPENDITURES

                                                                              Three Months               Nine Months
                                                                        Ended September 30        Ended September 30
(Cdn$ millions)                                                          2003         2002        2003          2002
--------------------------------------------------------------------------------------------------------------------
Yemen                                                                      59           51         173           165
Canada                                                                     64           57         247           219
United States                                                              84          232         446           482
Australia                                                                  --            2           2            49
Other Countries                                                            23           23          71            51
Syncrude                                                                   47           40         136            91
Chemicals, Corporate and Other                                              9            9          22           122
                                                                ----------------------------------------------------
                                                                          286          414       1,097         1,179
                                                                ====================================================

Development                                                               196          334         692           859
Exploration                                                                81           71         219           198
Acquisition of the Residual 40% Interest in the Aspen Field                --           --         164            --
Chemicals, Corporate and Other                                              9            9          22           122
                                                                ----------------------------------------------------
                                                                          286          414       1,097         1,179
                                                                ====================================================

YEMEN
Exploration of Block 51, located immediately west of our Masila Block 14, continued during the quarter. We commenced appraisal of the Tammum discovery. The first appraisal well, Tammum-2, was drilled approximately 800 meters west of the Tammum-1 discovery well and encountered hydrocarbons. The second appraisal well, Tammum-3 was drilled one kilometer southwest of the discovery well and also encountered hydrocarbons, indicating a thickening trend to the southwest. A fourth appraisal well, Tammum-4 is currently drilling northwest of the discovery well. A 3D seismic program is underway to help with the appraisal program and a broader 2D program is planned to identify further exploration prospects on the block.

The Husn El Kradis (HEK)-1R exploration well was drilled approximately 25 kilometers northwest of Tammum-1 to test for oil in fractured basement. This well encountered water and has been abandoned. Further exploration of the area is planned.

CANADA
Our Premium Synthetic Crude project at Long Lake cleared a significant regulatory hurdle during the quarter, receiving approval from the Energy Utilities Board of Alberta. Our steam assisted gravity drainage pilot project is performing as anticipated and Long Lake bitumen is currently being processed through the primary upgrader demonstration plant. Detailed engineering is approaching 15% completion and we expect to finalize cost estimates so we can make a decision on commercial development by year-end. Following project sanctioning by Nexen and OPTI, facilities construction will begin in 2004, bitumen production in 2006 and upgrader start-up in 2007. This project is expected to increase Nexen's crude oil production in 2007 by 30,000 barrels per day at a cost of $1.5 billion.

UNITED STATES
The Gunnison deep water development project in the Gulf of Mexico remains on schedule and on budget. The truss SPAR production hull has been transported to its location on Garden Banks Block 668 and mooring operations and installation of the production topsides are complete. Construction of the gathering system is also complete and final tie-ins will be conducted during the fourth quarter.

Production from the field is scheduled to commence in early 2004 at 35 million cubic feet of natural gas and 1,500 barrels of oil per day, net to Nexen, increasing to 50 million cubic feet of gas and 8,500 barrels of oil per day late in 2004. The current development plan will fill approximately 75% of the design capacity of the facility, leaving room for growth from exploration and the processing of third-party volumes. We have a 30% interest in Gunnison.

During the quarter, the deep water Shiloh-1 exploration well on Desoto Canyon 269 was drilled to a total depth of over 24,000 feet. The well was logged and cored prior to being suspended pending evaluation of all data. We have a 20% interest in the well.

We plan to drill a third development well in the Aspen field in the fourth quarter. Success at Aspen-3 will be followed by an exploration well at Crested Butte, a direct offset to Aspen.

We are currently drilling an exploration well at Shark, located in shallow water on South Timbalier 174. This well is exploring for natural gas in deep Miocene-age sands. An exploratory test of the Gotcha prospect, located on Alaminos Canyon Block 856 adjacent to Shell's announced Great White discovery, is expected to be drilled in 2004.

WEST AFRICA
Elf Petroleum Nigeria Ltd. (EPNL), a subsidiary of Total, the operator of deep water Oil Prospecting License (OPL) 222, announced a significant extension of the Usan field discovery. The Usan-4 appraisal well, located around 110 kilometres offshore and 5 kilometres south of the Usan-1 discovery well in water depths of approximately 750 metres, is the third successful appraisal of the Usan field discovered in 2002. Two zones were tested in the Usan-4 well and flowed at 4,400 and 6,300 barrels of oil per day under restricted flow conditions. Usan-4 confirmed the presence of commercial quantities of oil, as well as additional potential, in previously untested reservoirs.

Nigerian National Petroleum Corp. (NNPC) is concessionaire for OPL 222 under a production sharing contract operated by the Nigerian subsidiary of Total, EPNL (20%), in partnership with Chevron Petroleum Nigeria Ltd. (30%), Esso Exploration & Production Nigeria (Offshore East) (30%), and Nexen Petroleum Nigeria Ltd. (20%).

Offshore Equatorial Guinea, we acquired a 25% interest in Block K, a deep water Production Sharing Contract located 100 kilometers offshore. We will operate the Block in partnership with Repsol Exploracion Guinea, S.A. (25%) and Vanco Equatorial Guinea Ltd. (50%). Block K is on trend with the 300-million barrel Ceiba field and other discoveries on Block G to the north. We plan to complete seismic reprocessing and drill one exploration well in the second quarter of 2004.

SYNCRUDE
Syncrude's Stage 3 expansion is also proceeding as expected. Mine site development is 98% complete and on schedule to see bitumen production commencing in October of this year. The upgrader expansion is 30% complete, with completion targeted for mid-2005. Our 7.23% share of Syncrude's production is expected to increase to over 25,000 barrels per day with the completion of the Stage 3 expansion.


LIQUIDITY AND CAPITAL STRUCTURE

CAPITAL STRUCTURE

                                                                    September 30     December 31
(Cdn$ millions)                                                             2003            2002
------------------------------------------------------------------------------------------------
Amounts Drawn on Unsecured Syndicated Term Credit Facilities                  --              --
Senior Public Debt                                                         1,624           1,844
                                                                --------------------------------
                                                                           1,624           1,844
Less: Working Capital                                                        537              69
                                                                --------------------------------
Net Debt (1)                                                               1,087           1,775
                                                                ================================

Shareholders' Equity (2)                                                   2,836           2,348
                                                                ================================

Notes:

1    Long-term debt less working capital.

2 Included in shareholders' equity are preferred securities of $724 million (US $476 million). Under US generally accepted accounting principles, these are considered long-term debt.

The change in net debt from December 31, 2002 to September 30, 2003 resulted from:

                                                                                  Increase (Decrease)
(Cdn$ millions)                                                                           in Net Debt
-----------------------------------------------------------------------------------------------------
Cash Flow from Operations                                                                      (1,449)
Capital Expenditures                                                                              933
Acquisition of the Residual 40% Interest in the Aspen Field                                       164
Net Proceeds on Disposition of Assets                                                            (268)
Dividends on Preferred Securities and Common Shares                                                77
Foreign Exchange                                                                                 (163)
Other                                                                                              18
                                                                                ---------------------
Decrease in Net Debt                                                                             (688)
                                                                                =====================

Our working capital increased $468 million compared to December 31, 2002 due to the following:

Increase in Cash and Short-Term Investments                                                       295
Increase in Accounts Receivable (1)                                                                69
Increase in Net Marketing Receivables (1)                                                          33
Decrease in Accounts Payable and Accrued Liabilities (1)                                           44
Other                                                                                              27
                                                                                ---------------------
                                                                                                  468
                                                                                =====================

Note:

1 Net marketing receivables represent accounts receivable less accounts payable and accrued liabilities for our Marketing division.

o The increase in cash and short-term investments reflects the proceeds received on the sale of our non-core properties in southeast Saskatchewan.

o Accounts receivable increased because there was no sale of receivables at the end of the third quarter compared to December 31, 2002. Lower joint venture receivables partially offset this increase.

o Net marketing receivables increased as a result of higher natural gas prices offset by weaker crude oil prices.

o Accounts payable and accrued liabilities decreased due to the timing of capital expenditures and the strengthening Canadian dollar relative to the US dollar.

In October 2003, we filed a preliminary shelf prospectus with securities commissions in the US and Canada allowing for the offering of up to US $1 billion in debt securities until late 2005.

CONTINGENCIES
There are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our consolidated financial position or results of operations.

A subsidiary of Occidental Petroleum Corporation has requested the International Chamber of Commerce arbitrate a settlement around ownership of two small areas of Block 51 in Yemen. Occidental believes they have a right to a 50% interest in these two areas based on an area of mutual interest agreement assigned to them by Pecten International Company. This agreement has since expired. Prior to expiry, the agreement provided that we were to offer the counterparty a 50% interest upon our proposing to conduct petroleum development operations in these areas. Since the expiry of this agreement, we have commenced exploration activities on Block 51, including within the two small areas. Given that the agreement has expired and we have not proposed to conduct petroleum development operations, we believe Occidental's claim is without merit and we intend to vigorously defend our contractual rights.

NEW ACCOUNTING PRONOUNCEMENTS
In September 2003, the CICA issued an amendment to CICA Handbook Section 3870 "Stock-Based Compensation and Other Stock-Based Payments". The amendment provides two alternative methods of transition to the fair-value method of accounting for stock-based employee compensation - prospective and retroactive methods. In January 2003, the US Financial Accounting Standards Board (FASB) issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (FAS 148). FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. Both the Canadian and US amendments only apply to voluntary transitions before January 1, 2004. Our shareholders approved a resolution requiring us to expense stock options. As a result, we plan to adopt the fair-value method of accounting for stock options in the fourth quarter of 2003. We plan to adopt the fair-value based method prospectively, whereby compensation cost will be recognized for all options granted on or after January 1, 2003. All stock options granted prior to January 1, 2003 will continue to be accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) unless these stock options are modified or settled subsequent to adoption. The impact of adopting the fair-value based method will be immaterial in 2003.

In February 2003, the CICA issued Accounting Guideline 14, "Disclosure of Guarantees" (AcG-14). AcG-14 elaborates on the disclosures required with respect to any obligations we may have under certain guarantees that we have issued. The disclosure requirements are effective for interim and annual periods beginning on or after January 1, 2003. We adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", the US equivalent of AcG-14 for the year ended December 31, 2002. There were no material guarantees outstanding at December 31, 2002 or September 30, 2003.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those appearing in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. (1) Forward-looking statements are generally identifiable by terms such as "plan", "expect", "estimate", "budget" or other similar words.

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

o    product supply and demand;

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

The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these factors are interdependent and management's future course of action depends upon our assessment of all information available at that time. Amongst other things, any statements regarding the following are forward-looking statements:

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



------------------------
1 Within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the United States Securities Act of 1933, as amended.

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

                                                                       Cash Flow               Net
(Cdn$ millions)                                                  from Operations            Income
--------------------------------------------------------------------------------------------------
Estimated remainder of year impact:
    Crude Oil - US $1.00/bbl change in WTI                                    13                10
    Natural Gas - US $0.50/mcf change                                         13                 8
    Foreign Exchange - $0.01 change in Cdn dollar to US dollar                 6                 2
                                                                ----------------------------------

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective in ensuring that material information relating to Nexen and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We have continually had in place systems relating to internal controls and procedures with respect to our financial information. There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      REPORTS ON FORM 8-K

During the quarter ended September 30, 2003, we filed or furnished the following reports on Form 8-K.

i. Current report on Form 8-K dated July 8, 2003 to file our press release announcing a preliminary resource estimate for Usan field on Block 222, Nigeria.

ii. Current report on Form 8-K dated July 17, 2003 to furnish our press release announcing our second quarterly results for fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 2003.


                                        NEXEN INC.


                                        /s/ Charles W. Fischer
                                        ---------------------------------------
                                        Charles W. Fischer
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Michael J. Harris
                                        ---------------------------------------
                                        Michael J. Harris
                                        Controller
                                        (Principal Accounting Officer)