Form 10-Q
period 2004-03-31
NEXEN INC
filed 2004-05-07
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004

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

On March 31, 2004, there were 128,214,588 common shares issued and outstanding.

NEXEN INC.

                            INDEX

PART I           FINANCIAL INFORMATION                                                               PAGE

      Item 1.    Unaudited Consolidated Financial Statements ...................................        3

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations......................................................       22

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................       38

      Item 4.    Controls and Procedures........................................................       38

PART II          OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of Security Holders............................       39

      Item 6.    Exhibits and Reports on Form 8-K...............................................       39


This report should be read in conjunction with our 2003 Annual Report on Form 10-K and with our current reports on Form 8-K filed or furnished on February 5, February 13 and February 23, 2004.

SPECIAL NOTE TO CANADIAN INVESTORS

Nexen is a US Securities and Exchange Commission (SEC) registrant and a Form 10-K and related forms filer. Therefore, our reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2003, certain Canadian regulatory authorities adopted NATIONAL INSTRUMENT 51-101 - STANDARDS OF DISCLOSURE FOR OIL AND GAS ACTIVITIES (NI 51-101) which prescribe that Canadian companies follow certain standards for the preparation and disclosure of reserves and related information. We have been granted certain exemptions from NI 51-101. Please refer to the SPECIAL NOTE TO CANADIAN INVESTORS on page 60 of our 2003 Annual Report on Form 10-K.

UNLESS WE INDICATE OTHERWISE, ALL DOLLAR AMOUNTS ($) ARE IN CANADIAN DOLLARS, AND OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES ARE PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WHERE APPROPRIATE, INFORMATION ON A NET, AFTER-ROYALTIES BASIS IS PRESENTED IN TABLES.

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

Oil equivalents are used to aggregate quantities of natural gas with crude oil by expressing them in a common unit. To calculate equivalents, we use 1 bbl = 6 mcf of natural gas.

Electronic copies of our filings with the SEC and the Ontario Securities Commission (OSC) (from November 8, 2002 onward) are available, free of charge, on our web site (www.nexeninc.com). Filings prior to November 8, 2002 are available free of charge, upon request, by contacting our investor relations department at (403) 699-5931. As soon as reasonably practicable, our filings are made available on our website once they are electronically filed with the SEC or the OSC. Alternatively, the SEC and the OSC each maintain a website (www.sec.gov and www.sedar.com) that contain our reports, proxy and information statements and other published information that have been filed or furnished with the SEC and the OSC.

On March 31, 2004, the noon-day exchange rate for Cdn$1.00 was US$0.7631 as reported by the Bank of Canada.

PART I

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

         Unaudited Consolidated Statement of Income
         for the Three Months Ended March 31, 2004 and 2003......................................      4

         Unaudited Consolidated Balance Sheet
         as at March 31, 2004 and December 31, 2003..............................................      5

         Unaudited Consolidated Statement of Cash Flows
         for the Three Months Ended March 31, 2004 and 2003......................................      6

         Unaudited Consolidated Statement of Shareholders' Equity
         for the Three Months Ended March 31, 2004 and March 31, 2003............................      7

         Notes to Unaudited Consolidated Financial Statements....................................      8

NEXEN INC.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions, except per share amounts

                                                                           2004                     2003
---------------------------------------------------------------------------------------------------------
                                                                                  Restated for Change in
                                                                                   Accounting Principles
                                                                                                  Note 1
REVENUES
   Net Sales                                                                743                      806
   Marketing and Other (Note 9)                                             158                      175
                                                                         --------------------------------
                                                                            901                      981
                                                                         --------------------------------
EXPENSES
   Operating                                                                195                      196
   Transportation and Other                                                 131                      132
   General and Administrative                                                60                       37
   Depreciation, Depletion and Amortization (Note 1)                        182                      183
   Exploration                                                               28                       40
   Interest (Note 4)                                                         42                       28
                                                                         --------------------------------
                                                                            638                      616
                                                                         --------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       263                      365
                                                                         --------------------------------

PROVISION FOR INCOME TAXES
   Current                                                                   53                       56
   Future                                                                    18                       65
                                                                         --------------------------------
                                                                             71                      121
                                                                         --------------------------------

NET INCOME FROM CONTINUING OPERATIONS                                       192                      244
   Net Income from Discontinued Operations (Note 10)                         --                        7
                                                                         --------------------------------

NET INCOME                                                                  192                      251
   Dividends on Preferred Securities, Net of Income Taxes                     2                       11
                                                                         --------------------------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                              190                      240
                                                                         ================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
   Basic (Note 7)                                                          1.49                     1.89
                                                                         ================================

   Diluted (Note 7)                                                        1.47                     1.88
                                                                         ================================

EARNINGS PER COMMON SHARE ($/share)
   Basic (Note 7)                                                          1.49                     1.95
                                                                         ================================

   Diluted (Note 7)                                                        1.47                     1.94
                                                                         ================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                           March 31              December 31
                                                                               2004                     2003
------------------------------------------------------------------------------------------------------------
                                                                                      Restated for Change in
                                                                                       Accounting Principles
                                                                                                      Note 1
ASSETS
   CURRENT ASSETS
      Cash and Short-Term Investments                                           800                    1,087
      Accounts Receivable (Note 2)                                            1,316                    1,423
      Inventories and Supplies (Note 3)                                         285                      270
      Other                                                                      33                       79
                                                                         -----------------------------------
         Total Current Assets                                                 2,434                    2,859
                                                                         -----------------------------------

   PROPERTY, PLANT AND EQUIPMENT (Note 1)
      Net of Accumulated Depreciation, Depletion and
         Amortization of $5,118 (December 31, 2003 - $4,907)                  4,718                    4,550
   GOODWILL                                                                      36                       36
   FUTURE INCOME TAX ASSETS                                                      99                      108
   DEFERRED CHARGES AND OTHER ASSETS                                            136                      153
                                                                         -----------------------------------

                                                                              7,423                    7,706
                                                                         ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Current Portion of Long-Term Debt (Note 4)                                 --                      291
      Accounts Payable and Accrued Liabilities                                1,400                    1,404
      Accrued Interest Payable                                                   38                       44
      Dividends Payable                                                          13                       12
                                                                         -----------------------------------
         Total Current Liabilities                                            1,451                    1,751
                                                                         -----------------------------------

   LONG-TERM DEBT (Note 4)                                                    2,516                    2,485
   FUTURE INCOME TAX LIABILITIES (Note 1)                                       719                      707
   ASSET RETIREMENT OBLIGATIONS (Note 1)                                        311                      305
   OTHER DEFERRED CREDITS AND LIABILITIES                                        64                       68
   SHAREHOLDERS' EQUITY (Note 6)
      Preferred and Subordinated Securities                                      33                      364
      Common Shares, no par value
         Authorized:    Unlimited
         Outstanding:   2004 - 128,214,588 shares
                        2003 - 125,606,107 shares                               595                      513
      Contributed Surplus                                                         2                        1
      Retained Earnings (Note 1)                                              1,842                    1,631
      Cumulative Foreign Currency Translation Adjustment                       (110)                    (119)
                                                                         -----------------------------------
         Total Shareholders' Equity                                           2,362                    2,390
                                                                         -----------------------------------

COMMITMENTS AND CONTINGENCIES (Note 11)
                                                                              7,423                    7,706
                                                                         ===================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions

                                                                             2004                      2003
-----------------------------------------------------------------------------------------------------------
                                                                                     Restated for Change in
                                                                                      Accounting Principles
                                                                                                     Note 1
OPERATING ACTIVITIES
   Net Income from Continuing Operations                                      192                      244
   Net Income from Discontinued Operations                                     --                        7
   Charges and Credits to Income not Involving Cash (Note 8)                  197                      272
   Exploration Expense                                                         28                       40
   Changes in Non-Cash Working Capital (Note 8)                               120                      (66)
   Other                                                                       22                      (15)
                                                                         ---------------------------------
                                                                              559                      482

FINANCING ACTIVITIES
   Proceeds from (Repayment of) Term Credit Facilities, Net                    --                      124
   Repayment of Long-Term Debt (Note 4)                                      (300)                      --
   Proceeds from (Repayment of) Short-Term Borrowings, Net                     --                       14
   Redemption of Preferred Securities (Note 6)                               (289)                      --
   Dividends on Preferred Securities                                           (3)                     (18)
   Dividends on Common Shares                                                 (13)                      (9)
   Issue of Common Shares                                                      82                        5
                                                                         ---------------------------------
                                                                             (523)                     116

INVESTING ACTIVITIES
   Capital Expenditures
      Exploration and Development                                            (332)                    (325)
      Proved Property Acquisitions                                             --                     (164)
      Chemicals, Corporate and Other                                          (11)                      (4)
   Changes in Non-Cash Working Capital (Note 8)                                 8                       (3)
                                                                         ---------------------------------
                                                                             (335)                    (496)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND SHORT-TERM INVESTMENTS             12                      (65)
                                                                         ---------------------------------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                       (287)                      37

CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF PERIOD                       1,087                       59
                                                                         ---------------------------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                               800                       96
                                                                         =================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
Cdn$ millions

                                                                                                                   Cumulative
                                                      Preferred                                                       Foreign
                                                            and                                                      Currency
                                                   Subordinated         Common    Contributed         Retained    Translation
                                                     Securities         Shares        Surplus         Earnings     Adjustment
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Restated for
                                                                                                     Change in
                                                                                                   Accounting
                                                                                                    Principles
                                                                                                        Note 1
DECEMBER 31, 2003                                           364            513              1            1,659           (119)
   Retroactive Adjustment for Change in
      Accounting Principles (Note 1)                         --             --             --              (28)            --
   Exercise of Stock Options                                 --             77             --               --             --
   Issue of Common Shares                                    --              5             --               --             --
   Redemption of Preferred Shares (Note 6)                 (331)            --             --               --             --
   Gain on Redemption of Preferred Securities,
      Net of Income Taxes (Note 6)                           --             --             --               34             --
   Net Income                                                --             --             --              192             --
   Dividends on Preferred Securities, Net of
      Income Taxes                                           --             --             --               (2)            --
   Dividends on Common Shares                                --             --             --              (13)            --
   Stock Option Expense                                      --             --              1               --             --
   Translation Adjustment,
      Net of Income Taxes                                    --             --             --               --              9
                                                  ----------------------------------------------------------------------------

MARCH 31, 2004                                               33            595              2            1,842           (110)
                                                  ============================================================================


DECEMBER 31, 2002                                           724            440             --            1,069            115
   Retroactive Adjustment for Change in
      Accounting Principles (Note 1)                         --             --             --              (28)            --
   Exercise of Stock Options                                 --              1             --               --             --
   Issue of Common Shares                                    --              4             --               --             --
   Net Income                                                --             --             --              251             --
   Dividends on Preferred Securities, Net of
      Income Taxes                                           --             --             --              (11)            --
   Dividends on Common Shares                                --             --             --               (9)            --
   Translation Adjustment,
      Net of Income Taxes                                    --             --             --               --            (65)
                                                  ----------------------------------------------------------------------------

MARCH 31, 2003                                              724            445             --            1,272             50
                                                  ============================================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted


1.   ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 15. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at March 31, 2004 and the results of our operations and our cash flows for the three months ended March 31, 2004 and 2003.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to litigation, asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2004.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K. Except as described below, the accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.

CHANGES IN ACCOUNTING PRINCIPLES

ASSET RETIREMENT OBLIGATIONS

On January 1, 2004, we retroactively adopted the Canadian Institute of Chartered Accountants standard S.3110, ASSET RETIREMENT OBLIGATIONS. This new standard requires recognition of a liability for the future retirement obligations associated with our property, plant and equipment, which includes oil and gas wells and facilities, and chemicals plants. The asset retirement obligation is initially measured at fair value and capitalized to property, plant and equipment as an asset retirement cost. The asset retirement obligation accretes until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property, plant and equipment.

The amortization of the asset retirement cost and the accretion of the asset retirement obligation are included in depreciation, depletion and amortization (DD&A). Actual retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligation and the actual retirement costs incurred is recorded as a gain or loss during the period of settlement.

Our total estimated undiscounted asset retirement obligations amount to $511 million ($514 million - December 31, 2003). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.6%. Approximately $75 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

We own interests in assets for which the fair value of the asset retirement obligation cannot be reasonably determined because the assets currently have an indeterminate life. These assets include our interest in a gas plant and our interest in Syncrude's upgrader and sulphur inventory. The asset retirement obligation for these assets will be recorded in the first year in which the lives of the assets are determinable.

We previously provided for dismantlement and site restoration costs on our oil and gas wells and facilities, and chemicals plants based on estimates established by current legislation and industry practices. We recorded a provision for these costs in DD&A based on proved reserves or estimated remaining asset lives. Upon adoption of the new standard, accounting rules require us to restate all prior periods presented to give effect to the change in accounting principles. The impact on net income for the three months ended March 31, 2003 and the impact on our Audited Consolidated Balance Sheet at December 31, 2003, is shown below:

UNAUDITED CONSOLIDATED STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2003

Depletion, Depreciation and Amortization as Reported                       183
   Less: Dismantlement and Site Restoration                                 (8)
   Plus: Asset Retirement Cost Amortization                                  4
   Plus: Asset Retirement Obligation Accretion                               4
                                                                        --------
Depletion, Depreciation and Amortization as Restated                       183
                                                                        ========


CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 2003

Cdn$ millions                           As Reported      Change    As Restated
-------------------------------------------------------------------------------
Property, Plant and Equipment                 4,469          81          4,550
Asset Retirement Obligations                     --         305            305
Dismantlement and Site Restoration              179        (179)            --
Future Income Tax Liabilities                   724         (17)           707
Retained Earnings                             1,659         (28)         1,631
                                        ---------------------------------------

RECLASSIFICATION

Certain comparative figures have been reclassified to ensure consistency with current year presentation.


2.   ACCOUNTS RECEIVABLE
                                                    March 31       December 31
                                                        2004              2003
-------------------------------------------------------------------------------
Trade
   Marketing                                             901             1,078
   Oil and Gas                                           301               263
   Chemicals and Other                                    52                47
                                                     --------------------------
                                                       1,254             1,388
Non-Trade                                                 77                50
                                                     --------------------------
                                                       1,331             1,438
Allowance for Doubtful Accounts                          (15)              (15)
                                                     --------------------------
                                                       1,316             1,423
                                                     ==========================


3.   INVENTORIES AND SUPPLIES
                                                    March 31       December 31
                                                        2004              2003
-------------------------------------------------------------------------------
Finished Products
   Marketing                                             145               138
   Oil and Gas                                            10                16
   Chemicals and Other                                     7                12
                                                     --------------------------
                                                         162               166
Work in Process                                            6                 6
Field Supplies                                           117                98
                                                     --------------------------
                                                         285               270
                                                     ==========================

4.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS
                                                       March 31    December 31
                                                           2004           2003
-------------------------------------------------------------------------------
Unsecured Syndicated Term Credit Facilities                  --             --
Unsecured Redeemable Notes, due 2004 (a)                     --            291
Unsecured Redeemable Debentures, due 2006                    98             98
Unsecured Redeemable Medium-Term Notes, due 2007            150            150
Unsecured Redeemable Medium-Term Notes, due 2008            125            125
Unsecured Redeemable Notes, due 2013                        655            646
Unsecured Redeemable Notes, due 2028                        262            258
Unsecured Redeemable Notes, due 2032                        655            646
Unsecured Subordinated Debentures, due 2043                 571            562
                                                     --------------------------
                                                          2,516          2,776
Less: Current Portion of Long-Term Debt                      --           (291)
                                                     --------------------------
                                                          2,516          2,485
                                                     ==========================

(a)  UNSECURED REDEEMABLE NOTES, DUE 2004

In February 2004, our US$225 million of notes matured and we repaid the principal at par.

(b)  INTEREST EXPENSE
                                                            Three Months
                                                           Ended March 31
                                                       2004              2003
------------------------------------------------------------------------------
Long-Term Debt                                           46                34
Other                                                     3                 2
                                                     -------------------------
Total                                                    49                36
   Less: Capitalized                                     (7)               (8)
                                                     -------------------------
                                                         42                28
                                                     =========================

Capitalized interest relates to and is included as part of the cost of oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

5.   DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a)  CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

Cdn$ millions                                        MARCH 31, 2004                             DECEMBER 31, 2003
---------------------------------------------------------------------------------    --------------------------------------
                                          Carrying        Fair    Unrecognized        Carrying        Fair    Unrecognized
                                             Value       Value     Gain/(Loss)           Value       Value     Gain/(Loss)
---------------------------------------------------------------------------------    --------------------------------------
Net Assets/(Liabilities)
Commodity Price Risk -
   Non-Trading Activities
      Future Sale of Oil and Gas
         Production                             --          --              --              --          (3)             (3)

Commodity Price Risk-
   Trading Activities
      Crude Oil and Natural Gas                 79          79              --             106         106              --
      Future Sale of Gas Inventory              --          (1)             (1)             --         (11)            (11)

Foreign Currency Risk                            1           1              --              --          (1)             (1)
                                          ---------------------------------------    --------------------------------------
      Total Derivatives                         80          79              (1)            106          91             (15)
                                          =======================================    ======================================

Financial Assets and Liabilities
      Long-Term Debt                        (2,516)     (2,815)           (299)         (2,485)     (2,706)           (221)
      Preferred and Subordinated
         Securities                            (33)        (35)             (2)           (364)       (319)             45
                                          ---------------------------------------    --------------------------------------
                                            (2,549)     (2,850)           (301)         (2,849)     (3,025)           (176)
                                          =======================================    ======================================

The estimated fair value of all derivative instruments is based on quoted market prices and, if not available, on estimates from third-party brokers or dealers. The carrying value of cash and short-term investments, amounts receivable and short-term obligations approximates their fair value because the instruments are near maturity.

(a)  COMMODITY PRICE RISK MANAGEMENT

NON-TRADING ACTIVITIES

FUTURE SALE OF OIL AND GAS PRODUCTION

In March 2003, we sold WTI and NYMEX gas forward contracts for the next 12 months to lock-in part of the return on the remaining 40% interest acquired in the Aspen field. The forward contracts fixed our oil and gas prices on the future sales at the contract prices for the hedged volumes, less applicable price differentials. These contracts expired in March 2004.

TRADING ACTIVITIES

FUTURE SALE OF GAS INVENTORY

Our marketing inventory is carried at the lower of cost and net realizable value while generally our derivative contracts are stated at market value. To better match our accounting with our economic exposure, we have designated certain NYMEX natural gas futures contracts as hedges of our price risk on the future sale of our inventory. These financial contracts have been designated in writing as cash flow hedges. The principal terms of these outstanding contracts and the unrecognized losses at March 31, 2004 are:

                                 Hedged                            Average       Unrecognized
                                Volumes              Month           Price        Gain/(Loss)
----------------------------------------------------------------------------------------------
                                 (mmcf)                           (US$/mcf)     (Cdn$ millions)

NYMEX Natural Gas Futures           650         April 2004               4.67              --
                                  3,000      February 2005               6.15              (1)
                                                                                  ------------
                                                                                           (1)
                                                                                  ============

TOTAL CARRYING VALUE OF DERIVATIVE ENERGY CONTRACTS

Amounts related to derivative energy contracts held by our marketing operation are equal to fair value as we use mark-to-market accounting. The amounts are as follows at:

                                                       March 31    December 31
Cdn$ millions                                              2004           2003
-------------------------------------------------------------------------------
Accounts Receivable                                          81            102
Deferred Charges and Other Assets(1)                         55             63
                                                     --------------------------
   Total Derivative Energy Contract Assets                  136            165
                                                     ==========================

Accounts Payable and Accrued Liabilities                     37             34
Other Deferred Credits and Liabilities(1)                    20             25
                                                     --------------------------
   Total Derivative Energy Contract Liabilities              57             59
                                                     ==========================

   Total Derivative Energy Contract Net Assets               79            106
                                                     ==========================

Note:

(1) These derivative contracts settle beyond 12 months and are considered non-current.


6.   SHAREHOLDERS' EQUITY

(a)  PREFERRED SECURITIES

In February 2004, we redeemed our US$217 million preferred securities at par. The realized foreign exchange gain of $34 million, net of income taxes, for the difference between the carrying value and the settlement amount was included in retained earnings.

(b)  PRO FORMA NET INCOME - FAIR-VALUE METHOD OF ACCOUNTING FOR STOCK OPTIONS

For options granted prior to January 1, 2003, we use the intrinsic-value based method and recognize no compensation expense. For options granted after January 1, 2003, we use the fair-value based method and expense them over the vesting period.

The following shows our pro forma net income and earnings per common share had we applied the fair-value method to account for all options outstanding that were granted up to December 31, 2002. The assumptions for the three months ended March 31, 2004 are the same as for the year ended December 31, 2003, as described in Note 7(f) to the Audited Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.

                                                                                     Three Months
                                                                                    Ended March 31
                                                                                2004              2003
-------------------------------------------------------------------------------------------------------
Expense Attributable to all Stock Options Granted - Fair-Value Method              6                 6
Less: Stock Options Expensed - Post-2002 Stock Option Grants                      (1)               --
                                                                           ----------------------------
Expense Attributable to Pre-2003 Stock Option Grants                               5                 6

Net Income Attributable to Common Shareholders
   As Reported                                                                   190               240
                                                                           ----------------------------
   Pro Forma                                                                     185               234
                                                                           ============================

Earnings Per Common Share ($/share)
   Basic as Reported                                                            1.49              1.95
                                                                           ============================

   Pro Forma                                                                    1.45              1.90
                                                                           ============================

   Diluted as Reported                                                          1.47              1.94
                                                                           ============================

   Pro Forma                                                                    1.43              1.89
                                                                           ============================

(c)  DIVIDENDS

Dividends per common share for the three months ended March 31, 2004 were $0.10 (2003 - $0.075).

7.   EARNINGS PER COMMON SHARE

We calculate basic earnings per common share from continuing operations using net income from continuing operations less dividends on preferred securities, net of income taxes, divided by the weighted-average number of common shares outstanding. We calculate basic earnings per common share using net income attributable to common shareholders and the weighted-average number of common shares outstanding. We calculate diluted earnings per common share from continuing operations and diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

                                                                           Three Months
                                                                          Ended March 31
(millions of shares)                                                    2004            2003
---------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                   127.5           123.1
Shares issuable pursuant to stock options                                7.4             5.1
Shares to be purchased from proceeds of stock options                   (5.6)           (4.4)
                                                                    ------------------------
Weighted-average number of diluted common shares outstanding           129.3           123.8
                                                                    ========================

In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2004, all options were included because their exercise price was less than the quarterly average common share market price in the period. For the three months ended March 31, 2003, 4.2 million options were excluded because their exercise price was greater than the quarterly average common share market price. During the periods presented, outstanding stock options were the only dilutive instrument.

8.   CASH FLOWS

(a)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                            Three Months
                                                           Ended March 31
                                                       2004              2003
------------------------------------------------------------------------------
Depreciation, Depletion and Amortization                182               183
Future Income Taxes                                      18                65
Non-Cash Items included in Discontinued Operations       --                15
Other                                                    (3)                9
                                                     ------------------------
                                                        197               272
                                                     ========================


(b) CHANGES IN NON-CASH WORKING CAPITAL
                                                            Three Months
                                                           Ended March 31
                                                       2004              2003
------------------------------------------------------------------------------
Operating Activities
   Accounts Receivable                                  115              (671)
   Inventories and Supplies                             (16)               70
   Other Current Assets                                  46                 1
   Accounts Payable and Accrued Liabilities             (18)              548
   Accrued Interest Payable                              (7)              (14)
                                                     ------------------------
                                                        120               (66)
Investing Activities
   Accounts Payable and Accrued Liabilities               8                (3)
                                                     ------------------------
Total                                                   128               (69)
                                                     ========================

(c)  OTHER CASH FLOW INFORMATION

                                                            Three Months
                                                           Ended March 31
                                                       2004              2003
------------------------------------------------------------------------------
Interest Paid                                            53                50
Income Taxes Paid                                        49                54
                                                     ------------------------


9.   MARKETING AND OTHER
                                                            Three Months
                                                           Ended March 31
                                                       2004              2003
------------------------------------------------------------------------------
Marketing Revenue, Net                                  147               181
Interest                                                  2                 2
Foreign Exchange Gains (Losses)                           6                (9)
Other                                                     3                 1
                                                     ------------------------
                                                        158               175
                                                     ========================


10.  DISCONTINUED OPERATIONS

On August 28, 2003, we sold certain non-core conventional light oil properties in southeast Saskatchewan in Canada. Net proceeds were $268 million and there was no gain or loss on the sale. The results of operations from these properties are detailed below and shown as discontinued operations in our Unaudited Consolidated Statement of Income.

                                                            Three Months
                                                           Ended March 31
                                                       2004              2003
------------------------------------------------------------------------------
Revenues
   Net Sales                                             --                28
Expenses
   Operating                                             --                 6
   Depreciation, Depletion and Amortization              --                 8
   Exploration                                           --                 1
                                                     ------------------------
Income before Income Taxes                               --                13
   Future Income Taxes                                   --                 6
                                                     ------------------------
Net Income from Discontinued Operations                  --                 7
                                                     ========================

Earnings Per Common Share ($/share)
   Basic (Note 7)                                        --              0.06
                                                     ========================

   Diluted (Note 7)                                      --              0.06
                                                     ========================


11.  COMMITMENTS AND CONTINGENCIES

As described in Note 10 to the Audited Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations.

12.  PENSION AND OTHER POST RETIREMENT BENEFITS

(a)  NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                             Three Months
                                                            Ended March 31
                                                        2004              2003
-------------------------------------------------------------------------------
Nexen
   Cost of Benefits Earned by Employees                    2                 2
   Interest Cost on Benefits Earned                        3                 3
   Expected Return on Plan Assets                         (3)               (2)
   Net Amortization and Deferral                          --                --
                                                      ------------------------
   Net                                                     2                 3
                                                      ------------------------

Syncrude
   Cost of Benefits Earned by Employees                    1                 1
   Interest Cost on Benefits Earned                        1                 1
   Expected Return on Plan Assets                         (1)               (1)
   Net Amortization and Deferral                          --                --
                                                      ------------------------
   Net                                                     1                 1
                                                      ------------------------
Total                                                      3                 4
                                                      ========================

(b)  EMPLOYER FUNDING CONTRIBUTIONS

Our expected total funding contributions for 2004 disclosed in Note 11(e) to the Audited Consolidated Financial Statements in our 2003 Annual Report on Form 10-K have not changed for both our Nexen defined benefit pension plan and our share of Syncrude's defined benefit pension plan.

13.  SUBSEQUENT EVENT

On May 4, 2004, our shareholders approved amendments to our stock option plan including the conversion of the plan to a tandem option plan. Upon conversion of the plan, we anticipate a one-time charge to net income of approximately $70 to $80 million after tax. This estimated charge represents the "in-the-money" amount of our stock options on a graded vesting basis assuming a $55 stock price and 6.5 million outstanding options at the time of plan conversion.

14.  OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Syncrude and Chemicals in various geographic locations as described in Note 15 to the Audited Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.

THREE MONTHS ENDED MARCH 31, 2004

(Cdn$ millions)                                                                                           Corporate
                                                                                                              and
                                                       Oil and Gas                           Syncrude(1)  Chemicals    Other  Total
------------------------------------------------------------------------------------------------------------------------------------
                                                  United                  Other
                                Yemen    Canada   States   Australia  Countries(2) Marketing
                               -----------------------------------------------------------------------------------------------------
Net Sales                         207       144      181          28         13         3        75          92         --       743
Marketing and Other                 1         1       --          --         --       147        --           1          8(3)    158
                               -----------------------------------------------------------------------------------------------------
Total Revenues                    208       145      181          28         13       150        75          93          8       901
Less: Expenses
   Operating                       28        40       20          16          1         4        29          57         --       195
   Transportation and Other         1         2       --          --         --       116         2          10         --       131
   General and Administrative       1        12        6          --          7        11        --           6         17        60
   Depreciation, Depletion
     and Amortization              38        49       62           8          4         2         4          10          5       182
   Exploration                     --         7        9          --         12(4)     --        --          --         --        28
   Interest                        --        --       --          --         --        --        --          --         42        42
                               -----------------------------------------------------------------------------------------------------
Income (Loss) from
   Continuing Operations
   before Income Taxes            140        35       84           4        (11)       17        40          10        (56)      263
                               ===========================================================================================

Less: Provision for Income
   Taxes(5)                                                                                                                       71
Add: Net Income from
   Discontinued Operations                                                                                                         -
                                                                                                                              ------
Net Income                                                                                                                       192
                                                                                                                              ======

Identifiable Assets               686     1,641    1,657          28        361     1,280(6)    769         469        532     7,423
                               =====================================================================================================

Capital Expenditures
   Development and Other           47        91       93          --          6        --        50           6          5       298
   Exploration                      2         8       24          --         11        --        --          --         --        45
                               -----------------------------------------------------------------------------------------------------
                                   49        99      117          --         17        --        50           6          5       343
                               =====================================================================================================

Property, Plant and Equipment
   Cost                         1,973     3,049    2,289         205        343       153       868         783        173     9,836
   Less: Accumulated DD&A       1,556     1,510      957         205        221        56       145         391         77     5,118
                               -----------------------------------------------------------------------------------------------------
Net Book Value                    417     1,539    1,332          --        122        97       723         392         96     4,718
                               =====================================================================================================

Notes:

(1)  Syncrude is considered a mining operation for US reporting purposes.

(2) Includes results of operations from producing activities in Nigeria and Colombia.

(3) Includes interest income of $2 million and foreign exchange gains of $6 million.

(4)  Includes exploration activities primarily in Nigeria and Colombia.

(5)  Includes Yemen cash taxes of $46 million.

(6) Approximately 82% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED MARCH 31, 2003 (1)
(Cdn$ millions)                                                                                           Corporate
                                                                                                              and
                                                       Oil and Gas                           Syncrude(2)  Chemicals    Other  Total
------------------------------------------------------------------------------------------------------------------------------------
                                                  United                  Other
                                Yemen  Canada(3)  States   Australia  Countries(4) Marketing
                               -----------------------------------------------------------------------------------------------------
Net Sales                         228     180      184        28           17           8        63          98         --       806
Marketing and Other                --       1       --        --           --         181        --          --         (7)(5)   175
                               -----------------------------------------------------------------------------------------------------
Total Revenues                    228     181      184        28           17         189        63          98         (7)      981
Less: Expenses
   Operating                       21      34       21        13            4           7        30          66         --       196
   Transportation and Other        --      --        1        --           --         119         2          10         --       132
   General and Administrative       1       8        3        --            5           9        --           5          6        37
   Depreciation, Depletion
     and Amortization              42      56       49         6            6           3         3          14          4       183
   Exploration                      2      17       15        --            6(6)       --        --          --         --        40
   Interest                        --      --       --        --           --          --        --          --         28        28
                               -----------------------------------------------------------------------------------------------------
Income (Loss) from
   Continuing Operations
   before Income Taxes            162      66       95         9           (4)         51        28           3        (45)      365
                               ===========================================================================================

 Less: Provision for Income
   Taxes(7)                                                                                                                      121
Add: Net Income from
     Discontinued Operations                                                                                                       7
                                                                                                                              ------
Net Income                                                                                                                       251
                                                                                                                              ======

Identifiable Assets               601   2,223    1,590        59          149       1,507(8)    572         506        186     7,393
                               =====================================================================================================

Capital Expenditures
   Development and Other           54     115       55        --            5          --        41           1          3       274
   Exploration                      1      18       25         1           10          --        --          --         --        55
   Proved Property Acquisitions    --      --      164(9)     --           --          --        --          --         --       164
                               -----------------------------------------------------------------------------------------------------
                                   55     133      244         1           15          --        41           1          3       493
                               =====================================================================================================

Property, Plant and Equipment
   Cost                         1,962   3,286    2,295       225          314         156       679         789        148     9,854
   Less: Accumulated DD&A       1,572   1,226      948       202          208          46       145         365         59     4,771
                               -----------------------------------------------------------------------------------------------------
Net Book Value                    390   2,060    1,347        23          106         110       534         424         89     5,083
                               =====================================================================================================

Notes:

(1)  Restated to give effect to a change in accounting principles (see Note 1).

(2)  Syncrude is considered a mining operation for US reporting purposes.

(3) Excludes results of our non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note 10).

(4) Includes results of operations from producing activities in Nigeria and Colombia.

(5) Includes interest income of $2 million and foreign exchange losses of $9 million.

(6)  Includes exploration activities primarily in Nigeria and Colombia.

(7)  Includes Yemen cash taxes of $51 million.

(8) Approximately 87% of Marketing's identifiable assets are accounts receivable and inventories.

(9) On March 27, 2003, we acquired the residual 40% interest in Aspen in the Gulf of Mexico for US$109 million.

15.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
     FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions, except per share amounts)                                                     2004              2003
---------------------------------------------------------------------------------------------------------------------
REVENUES
   Net Sales                                                                                   743               806
   Marketing and Other (i); (iv)                                                               164               175
                                                                                       ------------------------------
                                                                                               907               981
                                                                                       ------------------------------
EXPENSES
   Operating (vi)                                                                              197               196
   Transportation and Other (i)                                                                140               132
   General and Administrative                                                                   60                37
   Depreciation, Depletion and Amortization (iii)                                              193               198
   Exploration                                                                                  28                40
   Interest (i)                                                                                 45                46
                                                                                       ------------------------------
                                                                                               663               649
                                                                                       ------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                          244               332
                                                                                       ------------------------------

PROVISION FOR INCOME TAXES
   Current                                                                                      53                56
   Deferred (i); (vi); (x)                                                                      27                57
                                                                                       ------------------------------
                                                                                                80               113
                                                                                       ------------------------------

NET INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLES                                                        164               219
   Net Income from Discontinued Operations                                                      --                 7
   Cumulative Effect of a Change in Accounting Principles, Net of Income Taxes (ix)             --               (37)

                                                                                       ------------------------------
NET INCOME - US GAAP(1)                                                                        164               189
                                                                                       ==============================

EARNINGS PER COMMON SHARE ($/share)
   Basic (Note 7)
      Net Income from Continuing Operations                                                   1.29              1.77
      Net Income from Discontinued Operations                                                    -              0.06
      Cumulative Effect of a Change in Accounting Principles                                     -             (0.30)
                                                                                       ------------------------------
                                                                                              1.29              1.53
                                                                                       ==============================
   Diluted (Note 7)
      Net Income from Continuing Operations                                                   1.27              1.77
      Net Income from Discontinued Operations                                                    -              0.06
      Cumulative Effect of a Change in Accounting Principles                                     -             (0.30)
                                                                                       ------------------------------
                                                                                              1.27              1.53
                                                                                       ==============================

Note:

(1)  RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                                      Three Months
                                                                                     Ended March 31
(Cdn$ millions)                                                                  2004             2003
-------------------------------------------------------------------------------------------------------
Net Income - Canadian GAAP                                                        192              251
Impact of US Principles, Net of Income Taxes:
 Depreciation, Depletion and Amortization (iii)                                   (11)             (14)
 Dividends on Preferred Securities (i)                                             (2)             (11)
 Future Income Taxes (x)                                                          (15)              --
 Issue Costs on Preferred Securities Redeemed (i)                                  (6)              --
 Cumulative Effect of Changes in Accounting Principles (ix)                        --              (37)
 Fair Value of Preferred Securities (i)                                             4               --
 Other (iv); (vi)                                                                   2               --
                                                                            ---------------------------
Net Income - US GAAP                                                              164              189
                                                                            ===========================

(b)  UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                         March 31       December 31
(Cdn$ millions, except per share amounts)                                                    2004              2003
--------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
      Cash and Short-Term Investments                                                         800             1,087
      Accounts Receivable                                                                   1,316             1,423
      Inventories and Supplies                                                                285               270
      Other                                                                                    33                79
                                                                                 ----------------------------------
         Total Current Assets                                                               2,434             2,859
                                                                                 ----------------------------------

   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion and
         Amortization of $5,516 (December 31, 2003 - $5,330) (iii); (vi); (ix)              4,751             4,583
   GOODWILL                                                                                    36                36
   DEFERRED INCOME TAX ASSETS                                                                  99               108
   DEFERRED CHARGES AND OTHER ASSETS (i); (vii)                                                90               117
                                                                                 ----------------------------------

                                                                                            7,410             7,703
                                                                                 ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Current Portion of Long-Term Debt                                                        --               575
      Accounts Payable and Accrued Liabilities (iv)                                         1,401             1,418
      Accrued Interest Payable                                                                 38                44
      Dividends Payable                                                                        13                12
                                                                                 ----------------------------------
         Total Current Liabilities                                                          1,452             2,049
                                                                                 ----------------------------------

   LONG-TERM DEBT (i); (ii); (vii)                                                          2,503             2,472
   DEFERRED INCOME TAX LIABILITIES (i) - (x)                                                  704               676
   ASSET RETIREMENT OBLIGATIONS                                                               311               305
   OTHER DEFERRED CREDITS AND LIABILITIES (viii)                                               66                70
   SHAREHOLDERS' EQUITY
      Common Shares, no par value
         Authorized:  Unlimited
         Outstanding: 2004 - 128,214,588 shares
                      2003 - 125,606,107 shares                                               595               513
      Contributed Surplus                                                                       2                 1
      Retained Earnings (i); (iii); (iv); (vi); (ix); (x)                                   1,811             1,660
      Accumulated Other Comprehensive Income (i); (ii); (iv); (v); (viii)                     (34)              (43)
                                                                                 ----------------------------------
         Total Shareholders' Equity                                                         2,374             2,131
                                                                                 ----------------------------------

   COMMITMENTS AND CONTINGENCIES
                                                                                            7,410             7,703
                                                                                 ==================================

(c)  UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE

THREE MONTHS ENDED MARCH 31
(Cdn$ millions)                                                                            2004              2003
------------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                                        164               189
Other Comprehensive Income, Net of Income Taxes:
   Translation Adjustment (i); (ii); (v)                                                      3               (25)
   Unrealized Mark-to-Market Gain (iv)                                                        6                 3
                                                                                 --------------------------------
Comprehensive Income                                                                        173               167
                                                                                 ================================

(d)  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Under US principles, dividends on preferred securities of $3 million for the three months ended March 31, 2004 (March 31, 2003 - $18 million) that are included in financing activities would be reported in operating activities.

Under US principles, geological and geophysical costs of $18 million for the three months ended March 31, 2004 (March 31, 2003 - $13 million) that are included in investing activities would be reported in operating activities.

(e)  OTHER SUPPLEMENTARY INFORMATION

                                                                                                Three Months
                                                                                               Ended March 31
                                                                                           2004              2003
------------------------------------------------------------------------------------------------------------------
Pro Forma Earnings - Fair-Value Method of Accounting for Stock Options - US GAAP
Net Income - US GAAP
   As Reported                                                                              164               189
      Plus: Fair Value of Stock Options Granted after December 31, 2002                       1                --
      Less: Fair Value of All Stock Options Granted                                          (6)               (6)
                                                                                       ----------------------------
   Pro Forma                                                                                159               183
                                                                                       ----------------------------

Earnings Per Common Share ($/share)
   Basic as Reported                                                                       1.29              1.53
                                                                                       ============================

   Pro Forma                                                                               1.25              1.48
                                                                                       ============================

   Diluted as Reported                                                                     1.27              1.53
                                                                                       ============================

   Pro Forma                                                                               1.23              1.48
                                                                                       ============================

NOTES:

i. Under US principles, we are required to classify our preferred securities as long-term debt rather than shareholders' equity. As a result:

         o dividends of $3 million during the quarter were included in interest expense, with the related income tax of $1 million included in the provision for income taxes;
         o pre-tax issue costs of $10 million were included in deferred charges and other assets, rather than as an after-tax charge to retained earnings; and
         o foreign-currency translation losses of $8 million during the quarter were included in accumulated other comprehensive income
              (AOCI).

         Under US principles, we are also required to recognize in earnings the change in fair value of the preferred securities. As a result, a gain of $4 million for the change in fair value up to the redemption date was included in marketing and other.

         In February 2004, we redeemed at par US$217 million of preferred securities. Under Canadian principles, a foreign exchange gain of $34 million, net of income tax, was recognized in retained earnings. Under US principles, this foreign exchange gain had been included in AOCI. Unamortized issue costs of $10 million were included in transportation and other.

ii. Under US principles, all of our subordinated securities are classified as long-term debt. As a result, the $33 million equity component has been included in long-term debt.

iii. Under US principles, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result, additional depreciation, depletion and amortization of $11 million was included in net income during the quarter.

iv. Under US principles, all derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met.

         CASH FLOW HEDGES

         Changes in the fair value of derivatives that are designated as cash flow hedges are recognized in earnings in the same period as the hedged item. Any fair value change in a derivative before that period is recognized on the balance sheet. The effective portion of that change is recognized in other comprehensive income with any ineffectiveness recognized in net income.

         FUTURE SALE OF OIL AND GAS PRODUCTION: Included in accounts payable at December 31, 2003, was a $3 million loss on the forward contracts we used to hedge the commodity price risk in the future sale of a portion of our production from the Aspen field as described in Note 5. These contracts expired in March 2004. The losses ($2 million, net of income tax), deferred in AOCI at December 31, 2003, were recognized in net sales during the quarter.

         FUTURE SALE OF GAS INVENTORY: Included in accounts payable at December 31, 2003, was $11 million of losses on the futures and basis swap contracts we used to hedge the commodity price risk in the future sale of our gas inventory as described in Note 5. These contracts lock in profits on our stored gas volumes. Losses of $8 million ($5 million, net of income taxes) related to the effective portion and deferred in AOCI at December 31, 2003, were recognized in marketing and other during the quarter. Additionally, losses of $3 million ($2 million, net of income taxes), related to the ineffective portion, were recognized in marketing and other under Canadian GAAP. Under US GAAP, the ineffective portion was recognized in net income in 2003.

         At March 31, 2004, losses of $1 million were included in accounts payable. The effective portion of the losses of $1 million, net of income taxes, have been deferred in AOCI until the underlying gas inventory is sold. All the deferred losses will be reclassified to marketing and other in the next 12 months. At March 31, 2004, the ineffective portion was $nil.

         FAIR VALUE HEDGES

         Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both are reflected in earnings. At March 31, 2004, we had no fair value hedges in place.

v. Under US principles, exchange gains and losses arising from the translation of our net investment in self-sustaining foreign operations are included in comprehensive income. Additionally, exchange gains and losses, net of income taxes, from the translation of our US-dollar long-term debt designated as a hedge of our foreign net investment are included in comprehensive income. Cumulative amounts are included in AOCI in the Unaudited Consolidated Balance Sheet.

vi. Under Canadian principles, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. For the three months ended March 31, 2004, we deferred $2 million of pre-operating expenses. Under US principles, these costs have been included in operating expenses.

vii. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $46 million have been included in long-term debt.

viii. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in AOCI and accrued pension liabilities. This amount was $2 million at March 31, 2004 (December31, 2003 - $2 million).

ix. On January 1, 2003 we adopted FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004 as described in Note 1. These standards are consistent except for the adoption date.

         This change in accounting policy has been reported as a cumulative effect adjustment in the Unaudited Consolidated Statement of Income as a loss of $37 million, net of income taxes of $25 million on January 1, 2003.

x. Under US principles, enacted tax rates are used to calculate future income taxes, whereas under Canadian GAAP, substantively enacted tax rates are used. Substantively enacted changes in Canadian provincial income tax rates created a $15 million future income tax recovery during the first quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 15 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS. THE DISCUSSION AND ANALYSIS OF OUR OIL AND GAS ACTIVITIES WITH RESPECT TO OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES IS PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WE MEASURE OUR PERFORMANCE IN THIS MANNER CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES. WHERE APPROPRIATE, WE HAVE PROVIDED INFORMATION ON A NET, AFTER-ROYALTY BASIS IN TABULAR FORMAT.

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 60 IN OUR 2003 ANNUAL REPORT ON FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVE ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

EXECUTIVE SUMMARY OF FIRST QUARTER RESULTS
                                                             Three Months
                                                            Ended March 31
(Cdn$ millions)                                         2004              2003
-------------------------------------------------------------------------------
Net Income                                               192               251
Earnings per Common Share ($/share)                     1.49              1.95
Cash Flow from Operations(1)                             417               563

Production, before Royalties (mboe/d)                    258               264
Production, after Royalties (mboe/d)                     176               177

Capital Expenditures                                     343               493


High commodity prices and continuing growth of high-margin production in the Gulf of Mexico led to strong financial results for the quarter. The stronger Canadian dollar and higher costs combined with a smaller contribution from marketing reduced our financial results relative to 2003.

The stronger Canadian dollar has continued to erode our realized commodity prices, causing our net income and cash flow from operations to be lower than their highs in the first quarter of 2003. Our realized average sales price for our oil and gas production was $45.84/boe in the first quarter of 2003 compared to $40.11/boe in 2004. Despite this decrease in our sales revenue, we benefit to the extent our foreign operating costs and capital expenditures are also reduced when translated. Compared to the first quarter of 2003, the stronger Canadian dollar relative to the US dollar reduced our quarterly net income by approximately $45 million and our quarterly cash flow from operating activities by $85 million. Less volatile gas markets in North America reduced the record contribution of our marketing operation in 2003.

Our core operations in Canada, the shallow-water Gulf of Mexico, and Masila are continuing to generate significant free cash flow. This has allowed us to continue our strategic focus in the deep-water Gulf of Mexico, offshore West Africa, the Athabasca oil sands and the Middle East, and to continue to strengthen our balance sheet.

Note:

(1) We evaluate our performance and that of our business segments based on earnings and cash flow from operations. Cash flow from operations is a non-GAAP term that represents cash generated from operating activities before changes in non-cash working capital and other. We consider it a key measure as it demonstrates our ability and the ability of our business segments to generate the cash flow necessary to fund future growth through capital investment and repay debt. Cash flow from operations may not be comparable with the calculation of similar measures for other companies.

                                                           Three Months
                                                          Ended March 31
(Cdn$ millions)                                       2004             2003
------------------------------------------------------------------------------
Cash Flow from Operating Activities                    559              482
Changes in Non-Cash Working Capital                   (120)              66
Other                                                  (22)              15
                                                   ---------------------------
Cash Flow from Operations                              417              563
                                                   ===========================

On February 3, 2004, we announced our proved reserves estimates as at December 31, 2003. The announcement included negative reserves revisions in the amount of 67 million boe, representing 8% of our total world-wide reserves. Of this amount, 60 million boe related to our conventional proved reserves in Canada which resulted in a non-cash, after-tax impairment charge of $175 million in the fourth quarter of 2003. Over 80% of this charge related to conventional heavy oil reserves.

The following table explains these reserves revisions:

                                        Future
                                    Production       Changes in
                   Reduction           Profile         Economic
(mmboe)             in PUD's           Changes      Assumptions          Total
-------------------------------------------------------------------------------
Canada                   (17)              (30)             (13)           (60)
Yemen                    (11)               --               --            (11)
Other                     --                 4               --              4
                  ------------------------------------------------------------
                         (28)              (26)             (13)           (67)
                  ============================================================

Of the total revisions, 26 million boe related to heavy oil reserves, 22 million boe related to light and medium oil reserves and 19 million boe related to natural gas reserves. With respect to the revisions in Canada, 17 million boe resulted from a reduction in proved undeveloped reserves (PUD's) based on drilling results and geological mapping, 30 million boe resulted from changes in the estimated future production profiles of certain properties and 13 million boe was attributable to changes in late field-life economic assumptions primarily related to changes in year-end Canadian dollar prices and our estimates of future operating costs. In Yemen, we reduced our estimate of Masila Block proved reserves by 11 million barrels based on drilling results and new geological mapping.

These revisions have no impact on our production guidance for 2004.

In February 2004, our Board sanctioned the Long Lake Synthetic Crude Oil Project and we booked 200 million barrels of proved reserves.

CAPITAL INVESTMENT
                                                                           Three Months
                                                                          Ended March 31
(Cdn$ millions)                                                       2004              2003
---------------------------------------------------------------------------------------------
Yemen                                                                   49                55
Canada                                                                  57                97
Long Lake Synthetic                                                     42                36
United States                                                          117               244
Other Countries                                                         17                16
Syncrude                                                                50                41
Chemicals, Corporate and Other                                          11                 4
                                                                 ----------------------------
                                                                       343               493
                                                                 ============================

Development                                                            287               270
Exploration                                                             45                55
Acquisition of the Residual 40% Interest in the Aspen Field             --               164
Chemicals, Corporate and Other                                          11                 4
                                                                 ----------------------------
                                                                       343               493
                                                                 ============================

GULF OF MEXICO

ASPEN

Development drilling at Aspen continued in the first quarter. With the tie-in of our third development well, we expect production from Aspen to increase to 30,000 boe per day in the third quarter.

GUNNISON

Gunnison, our second deep-water Gulf of Mexico field, came on stream in December with three of the field's ten wells producing. Since year-end, we have completed the fourth and fifth development wells at Gunnison and are currently producing 140 million cubic feet of gas and 12,000 barrels of oil per day. As the remaining wells are completed, field production is expected to increase to peak daily rates between 165 and 180 million cubic feet of gas and 28,000 and 30,000 barrels of oil by year-end. Our 30% share of peak daily rates will range between 55 to 60 million cubic feet per day of gas and between 9,000 and 10,000 barrels of oil per day.

OTHER

We completed drilling activities at the Dawson Deep prospect located approximately three miles from the Gunnison production facility on Garden Banks Block 625. We hold a 15% interest in this discovery and are currently evaluating opportunities for subsea development and tie-back to Gunnison. We expect to drill several additional prospects in the Gunnison area this year.

In March, we acquired a 13.34% interest in the Tobago prospect. Tobago is located in 7,500 feet of water on Alaminos Canyon Block 859 and the east half of Block 858, between the Great White and Trident discoveries. The first exploration well on the prospect recently completed drilling. The well encountered hydrocarbons. Tobago could be part of any Alaminos Canyon area development that may be built in the future to produce a number of other existing discoveries.

At the recent Central Gulf of Mexico lease sale 190, we were high bidder on 9 blocks, one of which included the Knotty Head prospect on Green Canyon 512.

MIDDLE EAST

MASILA

We continued to invest in development drilling for our Masila project to maintain production rates from this area. Twenty development wells were completed during the quarter, with 60 to 70 additional wells expected in the remainder of the year. We have installed a duplicate single point mooring buoy and offshore loading system to ensure reliable operations.

BLOCK 51

Development is progressing at our Bashair al Khair-A (BAK) field, where our interest is 87.5%. To date, we have drilled eight successful delineation wells and four development wells, with six additional development wells planned for later this year. Engineering work on a 35,000 bbls/d central processing facility, a gathering system, and pipeline tie-back (capacity - 100,000 bbls/d) to our Masila export system is advancing. Construction is scheduled to start in June 2004, with production beginning in early 2005. Peak production is expected to reach between 20,000 and 25,000 boe/d during the first quarter of 2005.

We believe that Block 51 holds further potential, some of which we will test through the drilling of six exploration wells in the second half of the year. We have also oversized the facilities in anticipation of further success.

OFFSHORE WEST AFRICA

Offshore Nigeria, Nexen is reviewing development plans for the Usan field on OPL-222, where we have a 20% interest. On the exploration front, the Usan West-1 exploration well, located 4 miles west of the main Usan field will commence drilling later this month in 2,400 feet of water. Usan West-1 is the first well in a multi-well exploration program designed to test a series of independent prospects on the block.

On OML-115, offshore Nigeria, seismic acquisition has been completed. Seismic reprocessing is currently underway on Block K, offshore Equatorial Guinea. We expect to drill on each of these blocks in the second half of this year, after seismic interpretation has been completed.

ATHABASCA OIL SANDS

SYNTHETIC OIL AT LONG LAKE

In February, our Board of Directors approved proceeding with commercial development of the Long Lake Synthetic Crude Oil project where we hold a 50% interest. As a result, we converted 200 million barrels of probable reserves for this project to proved reserves. The Long Lake project will develop approximately 15% of our Athabasca bitumen resource and will upgrade this bitumen into a high-quality, light, sweet, premium synthetic crude oil (PSC). The project will ramp up to produce 60,000 barrels of PSC per day (30,000 net to Nexen), beginning in 2007.

Clearing and grading of the facilities site has commenced and long lead-time equipment is being ordered. Facilities construction is scheduled to begin in the third quarter of 2004, with the steam-assisted-gravity-drainage facilities completed in 2006 and the upgrader facilities in 2007.

SYNCRUDE

At the Syncrude Joint Venture, progress on the Stage 3 expansion is continuing. We expect this expansion to add 110,000 barrels per day (8,000 net to Nexen) of production. Recent analysis by Syncrude and independent experts indicates a delayed start-up to mid-2006, contributing to an increased gross capital cost from an estimated $5.7 billion to $7.8 billion. Of the total $7.8 billion, approximately $2 billion is attributable to costs related to base plant improvements, product quality enhancements and environmental mitigation measures. The Syncrude owners are currently reviewing the gross capital costs and timing for the Stage 3 expansion. We have a 7.23% interest in the Syncrude Joint Venture.

FINANCIAL RESULTS

CHANGE IN NET INCOME

(Cdn$ millions)                                                                      2004 VS. 2003
---------------------------------------------------------------------------------------------------
NET INCOME AT MARCH 31, 2003(1)                                                                251
                                                                                      =============

   Favourable (unfavourable) variances:

   Cash Items:
      Production volumes, after royalties:
         Crude oil                                                                              (5)
         Natural gas                                                                            20
      Crude oil sales volumes, after royalties                                                   2
      Realized commodity prices:
         Crude oil                                                                             (56)
         Natural gas                                                                           (41)
      Oil and gas operating expense:
         Conventional                                                                           (6)
         Syncrude                                                                                1
      Marketing                                                                                (33)
      Chemicals                                                                                  4
      General and administrative                                                               (23)
      Interest expense                                                                         (14)
      Current income taxes                                                                       3
      Other                                                                                      2
                                                                                      -------------
   Total Cash Variance                                                                        (146)

   Non-Cash Items:
      Depreciation, depletion and amortization
         Oil and Gas                                                                             6
         Other                                                                                   3
      Exploration expense                                                                       13
      Future income taxes                                                                       53
      Other                                                                                     12
                                                                                      -------------
   Total Non-Cash Variance                                                                      87
                                                                                      -------------

NET INCOME AT MARCH 31, 2004                                                                   192
                                                                                      =============

Note:

(1) Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

Significant variances in net income are explained further in the following sections.

OIL AND GAS

PRODUCTION
                                                                              Three Months Ended March 31
                                                                      2004                                2003
--------------------------------------------------------------------------------------------------------------------------
                                                              Before             After           Before             After
                                                           Royalties         Royalties        Royalties         Royalties
                                                       -------------------------------------------------------------------
Oil and Liquids (mbbls/d)
   Yemen                                                       114.1              54.0            116.0              55.4
   Canada (1)                                                   36.8              28.6             49.2              37.3
   United States                                                26.7              23.5             21.7              19.1
   Australia                                                     4.5               4.2              8.0               6.5
   Other Countries                                               4.9               4.2              6.3               5.3
   Syncrude                                                     18.3              18.1             13.6              13.5
                                                       -------------------------------------------------------------------
                                                               205.3             132.6            214.8             137.1
                                                       -------------------------------------------------------------------
Natural Gas (mmcf/d)
   Canada (1)                                                    149               120              161               124
   United States                                                 167               142              135               114
                                                       -------------------------------------------------------------------
                                                                 316               262              296               238
                                                       -------------------------------------------------------------------

Total (mboe/d)                                                   258               176              264               177
                                                       ===================================================================

Note:

(1)  2003 includes the following production from discontinued operations. (See
     Note 10 to our Unaudited Consolidated Financial Statements):

(mboe/d)                                                 2004             2003
-------------------------------------------------------------------------------
 Before Royalties                                          --              9.7
 After Royalties                                           --              7.0
                                                       ------------------------

QUARTERLY PRODUCTION INCREASED NET INCOME FOR THE QUARTER BY $15 MILLION

Production after royalties was flat compared to 2003, while production before royalties fell 2% from the first quarter of 2003. Our 2003 production volumes included volumes attributable to non-core Canadian light oil properties in southeast Saskatchewan that were sold in August 2003. Excluding these volumes, our production after royalties increased by more than 4% and before royalties increased 2%. The following table summarizes our production volume changes:

                                                                                    Before             After
mboe/d                                                                           Royalties         Royalties
-------------------------------------------------------------------------------------------------------------
Production, first quarter 2003                                                         264               177
   Sale of non-core Canadian properties                                                (10)               (7)
                                                                                 ----------------------------
                                                                                       254               170
   Deep-water Gulf of Mexico production growth
      Aspen                                                                              5                 4
      Gunnison                                                                           7                 6
   Syncrude production increase                                                          5                 5
   Maturing properties in Canada, Australia, Gulf of Mexico Shelf and Yemen            (13)               (9)
                                                                                 ----------------------------
Production, first quarter 2004                                                         258               176
                                                                                 ============================

Our growth in low-royalty production in the deep waters of the Gulf of Mexico and at Syncrude have more than offset the lower production volumes from our maturing conventional assets. The change in production mix to higher-margin volumes has increased our cash flow at constant prices.

MASILA BLOCK IN YEMEN

Production before royalties decreased 2% consistent with the ongoing decline in the field's base production. As the field matures, we continue to drill more development wells and perform more workovers to manage the declines. Our expanded drilling program late in 2003 successfully increased our production to 120,000 barrels per day (net to us). Our rate has since decreased to 112,000 barrels as our development drilling has slowed with delays in approvals. Upon receiving the anticipated approvals, we expect to stabilize production and achieve our target of 112,000 bbls/d for the year.

CANADA

Our conventional assets in the Western Canadian Sedimentary Basin continue to mature. Of the total 20% decrease, two-thirds was due to the August 2003 sale of non-core, light-oil properties in southeast Saskatchewan. The remaining decrease reflected natural production rate declines as we continue to limit our capital investment in mature assets. These declines relate primarily to our heavy oil properties as water cuts have increased and wells at Edam have sanded up.

We expect our conventional production to remain relatively flat for the remainder of the year as we continue to manage the fields, optimizing the remaining production. However, we expect increases as our Long Lake project starts up with the production of bitumen in 2006 and synthetic crude in 2007.

GULF OF MEXICO

Growth in the Gulf of Mexico continued, increasing production 23% compared to the first quarter of 2003. Production additions and optimization activities on our shelf assets at Eugene Island 295 and Eugene Island 255 offset expected declines on other shelf properties.

Our March 2003 acquisition of the remaining 40% interest in the Aspen field boosted production in comparison to last year. Water cuts on our Aspen 1 well have been increasing and we experienced two days of downtime on our Aspen 2 well as we began additional development drilling and gathered pressure build-up data on Aspen 2. This data allowed us to increase rates on Aspen 2. We are continuing to review well data and to assess optimization opportunities that would allow us to maximize production. We expect Aspen production to increase from current rates of 18,700 equivalent barrels to over 30,000 equivalent barrels in the third quarter when our third development well comes on-stream.

With three wells producing and the fourth on-stream late in the quarter, Gunnison delivered 7,000 boe per day (net to us), increasing total production from the Gulf by 16%. In April, the fifth development well was completed increasing daily rates to 10,000 boe (net to us). We expect Gunnison production rates to increase to 17,000 boe (net to us) by the end of the year. Our deep-water volumes continue to deliver increasing returns, contributing cash netbacks that are twice our corporate average.

With new deep-water production on-stream and ongoing optimization of our shelf assets, we expect the Gulf of Mexico to remain our fastest growing area in 2004. We estimate our production rates will reach over 75,000 boe by year end.

OTHER COUNTRIES

Although production from Buffalo, offshore Australia and at Ejulebe, offshore Nigeria declined as expected, the areas continued to benefit from high commodity prices. We expect final production from Australia and Nigeria later in the year.

Our successful 2003 development program in Colombia increased daily production rates to 4,100 barrels, 83% higher than the first quarter of 2003. Once our full-field waterflood program on Guando is complete, rates should increase to 5,000 barrels late in the year.

SYNCRUDE

Syncrude production increased 35% compared to the first quarter of 2003. Gross production of 253,000 bbls per day (18,300 net to us) set a new first quarter production record. Maintenance and turnaround activities in 2003 delivered greater operational reliability. With the exception of some minor repairs, little maintenance was required during the first quarter of 2004.

COMMODITY PRICES

                                                               Three Months
                                                              Ended March 31
                                                            2004          2003
--------------------------------------------------------------------------------
CRUDE OIL AND NGLS
   West Texas Intermediate (WTI) (US$/bbl)                  35.15         33.86
                                                       -------------------------

   Differentials(1) (US$/bbl):
   Masila                                                    3.82          2.99
   Heavy Oil                                                 9.87          8.23
   Mars                                                      4.67          4.77

   Realized Prices (Cdn$/bbl):
   Yemen                                                    41.88         45.69
   Canada                                                   32.51         39.48
   United States                                            38.99         46.00
   Syncrude                                                 45.54         51.84
   Australia                                                42.60         48.13
   Other Countries                                          37.07         48.84

   Corporate Average (Cdn$/bbl)                             40.22         44.93
                                                       -------------------------

NATURAL GAS
   New York Mercantile Exchange (NYMEX) (US$/mmbtu)          5.73          6.32
   AECO (Cdn$/mcf)                                           6.26          7.51
                                                       -------------------------

   Realized Prices (Cdn$/mcf):
   Canada                                                    5.59          6.77
   United States                                             7.63         10.22

   Corporate Average (Cdn$/mcf)                              6.63          8.35
                                                       -------------------------

AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)               40.11         45.84

AVERAGE FOREIGN EXCHANGE RATE
   Canadian to US Dollar (US$)                             0.7588        0.6622
                                                       -------------------------

Note:

(1)  These differentials are a discount to WTI.

LOWER REALIZED COMMODITY PRICES DECREASED QUARTERLY NET INCOME BY $97 MILLION

Both crude oil and natural gas commodity prices remained strong in the first quarter of 2004, with crude oil benchmark prices reaching 10-year highs. Despite the strength in reference prices, our average realized oil and gas price in Canadian dollars declined 13% due to the strength of the Canadian dollar compared to the first quarter of 2003. Widening differentials contributed modestly to the decline.

All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the strong Canadian dollar decreased net sales by approximately $100 million, and reduced our realized crude oil price by approximately $6 per barrel and our realized natural gas price by $1.15 per mcf. Furthermore, our US-dollar denominated debt is reduced with a strengthening Canadian dollar.

CRUDE OIL REFERENCE PRICES

Crude oil prices remained strong in the first quarter of 2004 as supply and demand fundamentals continued to support strong prices. WTI averaged approximately US$35 per barrel for the quarter reaching highs in excess of US$38 per barrel. These fundamentals include:

o    Growing demand from China and India;
o    OPEC's ongoing determination to support prices with production cuts;
o The decline in value of the US dollar relative to other major world currencies;
o    Low crude oil and product inventories in North America;
o    Concerns over supply disruptions in Venezuela, Nigeria and Iraq; and
o    Continued political tension and violence in the Middle East.

In addition, concerns over gasoline supplies heading into the summer driving season, OPEC's announced one million barrel per day production cut and speculative positions in the oil markets have pushed WTI up 10% since the start of the year. More recently, increased strategic petroleum reserve purchases by the US government have fuelled further increases.

Expectations for future crude oil prices are mixed. Strong demand, political unrest, OPEC discipline and speculation around these events could push WTI higher. On the other hand, a slowdown in the US or cheating on quotas within OPEC could drive WTI down.

CRUDE OIL DIFFERENTIALS

Differentials generally widened in the first quarter of 2004 due mostly to the overall strength in WTI.

In the first quarter 2003, the heavy oil differential narrowed as a result of supply disruptions in Venezuela and delays in bringing on new Canadian heavy oil production. In 2004, the Canadian heavy oil differential has widened as demand for WTI has grown with no matching increase in demand for heavy oil. In general, demand for lighter crudes increased with growing demand for high quality gasoline. March differentials widened significantly to average US$10.91 per barrel as a result of higher marker prices and problems and turnarounds at several refineries. April differentials have widened further as problems and unplanned refinery maintenance continued during the month. The heavy differential is expected to narrow with peak seasonal demand in the spring and summer.

The Masila differential continued to generally track the Brent/WTI spread. In part, the differential widened as low product inventory levels in the US strengthened WTI relative to Brent. Demand for sweeter crudes to fuel increasing gasoline demand in southeast Asia has also reduced demand for sour crudes like Masila causing further differential widening.

The Mars differential, which our Aspen production is priced off, remained comparable to the first quarter of 2003. Supply disruptions from Venezuela or the cutting of sour OPEC blends could cause Mars to narrow further in the short term.

NATURAL GAS REFERENCE PRICES

North American natural gas prices were lower in the first quarter of 2004, but remained strong. In 2004, demand and storage levels returned to more normal levels during the winter months. While the perception of adequate inventory levels has placed some downward pressure on gas prices, this was moderated by cold winter weather, especially in January, long-term supply concerns and strong crude oil prices. An early start to the injection season has caused inventories to build, however concerns over the adequacy of supply for next winter are keeping prices strong.

OPERATING COSTS
                                                      Three Months Ended March 31
(Cdn$/boe)                                      2004                               2003
-----------------------------------------------------------------------------------------------------
                                          Before             After           Before             After
                                       Royalties(1)      Royalties        Royalties(1)      Royalties
                                       --------------------------------------------------------------
Conventional Oil and Gas(2)                 4.78              7.21             4.40              6.77
Synthetic Crude Oil
   Syncrude                                17.41             17.59            24.91             25.07
Total Oil and Gas(2)                        5.67              8.26             5.46              8.18
                                       --------------------------------------------------------------

Notes:

(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

(2) 2003 operating costs include results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

HIGHER OIL AND GAS OPERATING COSTS LOWERED NET INCOME FOR THE QUARTER BY $5 MILLION

Conventional unit operating costs were higher as workover and maintenance activities designed to maintain our base production in Yemen and on the shelf in the Gulf of Mexico increased. Growth in low-cost deep-water production from the Gulf of Mexico and the stronger Canadian dollar partially offset these increases.

Higher water-handling costs, and increased maintenance and workover activity in Yemen increased our total unit operating costs by 40(cent) per boe for the quarter. Higher unit operating costs offshore Australia contributed a 20(cent) per boe increase as our fixed costs are spread over fewer barrels.

Our production costs in the deep-water of the Gulf of Mexico are about US$1.15 per boe, $4.50 per boe lower than our corporate average as most of the costs in the deep water are capital related. Offsetting this were higher workover and maintenance costs on the shelf in the Gulf of Mexico. The strength of the Canadian dollar reduced US-dollar denominated operating costs, lowering our corporate unit costs by 39(cent) per boe.

Higher production rates, less maintenance activity and lower natural gas costs decreased Syncrude operating costs by 30%. With greater operational reliability planned this year, Syncrude unit operating costs are expected to be between $18 and $19 per barrel for the year including energy costs.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

                                                         Three Months Ended March 31
(Cdn$/boe)                                        2004                               2003
---------------------------------------------------------------------------------------------------
                                        Before             After           Before             After
                                     Royalties(1)      Royalties        Royalties(1)      Royalties
                                     --------------------------------------------------------------
Conventional Oil and Gas(2)               7.32             11.04             7.44             11.46
Synthetic Crude Oil
   Syncrude                               2.65              2.68             2.67              2.70
Average Oil and Gas(2)                    6.99             10.19             7.19             10.78
                                     --------------------------------------------------------------

Notes:

(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

(2) 2003 DD&A includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

LOWER OIL AND GAS DD&A INCREASED NET INCOME FOR THE QUARTER BY $6 MILLION

Depletion rates decreased due to the strength in the Canadian dollar and the lower carrying value of our Canadian heavy oil properties following their write down late last year. We benefited from the strong Canadian dollar as the depletion of our US and international assets is denominated in US dollars. This lowered our depletion rate by 72(cent) per boe. The write down of our Canadian heavy oil properties reduced our depletion rate by 60(cent) per boe. Depletion of our more capital-intensive deep-water assets offset these savings.

EXPLORATION EXPENSE (1)
                                                              Three Months
                                                             Ended March 31
(Cdn$ millions)                                           2004            2003
-------------------------------------------------------------------------------
Seismic                                                     18              13
Unsuccessful Exploration Drilling                           --              13
Other                                                       10              15
                                                       ------------------------
Total Exploration Expense                                   28              41
                                                       ========================

Total Exploration Capital                                   45              55
Exploration Expense as a % of Exploration Capital (%)       62              75
                                                       ------------------------

Note:

(1) 2003 exploration expense includes $1 million relating to discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $13 MILLION

Our exploration efforts during the quarter were primarily focused on seismic acquisition to finalize locations for drilling later this year. We acquired and evaluated seismic data on OML-115 in Nigeria and expect to begin drilling our first prospect this summer. There were no dry hole costs in the quarter. We have temporarily abandoned our Shark well in the Gulf of Mexico while we continue to evaluate well data.

OIL AND GAS MARKETING

                                                                              Three Months
                                                                             Ended March 31
(Cdn$ millions)                                                          2004              2003
------------------------------------------------------------------------------------------------
   Marketing Revenue, net                                                 147               181
   Transportation                                                        (116)             (119)
   Other                                                                   (1)                1
                                                                  -------------------------------
Contribution from Marketing                                                30                63
                                                                  ===============================

Physical Sales Volumes (excluding intra-segment transactions)
   Crude Oil (mboe/d)                                                     416               470
   Natural Gas (mmcf/d)                                                 4,378             3,614

Value-at-Risk
   Quarter-end                                                             26                18
   High                                                                    26                31
   Low                                                                     17                16
   Average                                                                 21                21
                                                                  -------------------------------

LOWER CONTRIBUTION FROM MARKETING REDUCED NET INCOME BY $33 MILLION

Marketing's quarterly net income was down, given smaller trading margins associated with the lower price volatility of natural gas. In 2003, we achieved record results as we used our pipeline capacity to capitalize on widening gas price differentials between eastern and western North America and we sold 8.5 billion cubic feet of gas in storage when gas prices were exceptionally high.

Although our 2004 results did not match our record in 2003, they continue to be solid. Our Marketing group generates fee-for-service income from serving the needs of their clients. In addition, profits were realized on the sale of natural gas in storage and on trading gas location basis and seasonal spreads.


COMPOSITION OF NET MARKETING REVENUE
                                                            Three Months
                                                           Ended March 31
(Cdn$ millions)                                        2004              2003
------------------------------------------------------------------------------
Derivative Energy Contracts                              25                56
Non-Derivative Energy Contracts                           5                 7
                                                      ------------------------
                                                         30                63
                                                      ========================

DERIVATIVE ENERGY CONTRACTS

Our marketing operation engages in crude oil and natural gas marketing activities to enhance prices from the sale of our own production, and for energy marketing and trading. We enter into contracts to purchase and sell crude oil and natural gas. These derivative energy contracts are valued as described in the MD&A included in our 2003 Annual Report on Form 10-K.

FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS
At March 31, 2004, the fair value of our derivative energy contracts not designated as hedges totalled $79 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                MATURITY
------------------------------------------------------------------------------------------------------------------------
                                                      less than                                   more than
                                                         1 year      1-3 years      4-5 years       5 years       Total
                                                   ---------------------------------------------------------------------
Prices
   Actively Quoted Markets                                    5              1             --            --           6
   From Other External Sources                               39             34              2            (2)         73
   Based on Models and Other Valuation Methods               --             --             --            --          --
                                                   ---------------------------------------------------------------------
Total                                                        44             35              2            (2)         79
                                                   =====================================================================

More than 55% of the unrealized gain is related to contracts that will settle within 12 months. Contract maturities vary from a single day up to six years. Those maturing beyond one year are primarily from natural gas related positions. The relatively short maturity position of our contracts lowers our portfolio risk.

At March 31, 2004, the unrecognized losses on our derivative energy contracts accounted for as hedges of the future sale of our gas inventory totalled $1 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                MATURITY
------------------------------------------------------------------------------------------------------------------------
                                                      less than                                   more than
                                                         1 year      1-3 years      4-5 years       5 years       Total
                                                   ---------------------------------------------------------------------
Price
   Actively Quoted Markets                                   (1)            --             --            --           (1)
   From Other External Sources                               --             --             --            --           --
   Based on Models and Other Valuation Models                --             --             --            --           --
                                                   ---------------------------------------------------------------------
Total                                                        (1)            --             --            --           (1)
                                                   =====================================================================


CHANGES IN FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS
                                                                                                  Contracts
                                                            Contracts         Contracts        Entered into
                                                          Outstanding      Entered into       During Period
                                                         at Beginning        and Closed     and Outstanding
(Cdn$ millions)                                             of Period     During Period    at End of Period             Total
------------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2003                                   106                --                  --               106
   Change in Fair Value of Contracts                              (12)               21                  16                25
   Net Losses (Gains) on Contracts Closed                         (31)              (21)                 --               (52)
   Changes in Valuation Techniques and Assumptions(1)              --                --                  --                --
                                                         ---------------------------------------------------------------------
Fair Value at March 31, 2004                                       63                --                  16                79
                                                         ==================================================

Unrecognized Losses on Hedges of Future Sale
   of Gas Inventory at March 31, 2004                                                                                      (1)
                                                                                                                      --------
Total Outstanding at March 31, 2004                                                                                        78
                                                                                                                      ========

Note:

(1)  Our valuation methodology has been applied consistently year-over-year.


TOTAL CARRYING VALUE OF DERIVATIVE ENERGY CONTRACTS

                                                      March 31     December 31
(Cdn$ millions)                                           2004            2003
-------------------------------------------------------------------------------
Current Assets                                              81             102
Non Current Assets                                          55              63
                                                     --------------------------
   Total Derivative Energy Contract Assets                 136             165
                                                     ==========================

Current Liabilities                                         37              34
Non Current Liabilities                                     20              25
                                                     --------------------------
   Total Derivative Energy Contract Liabilities             57              59
                                                     ==========================

Total Derivative Energy Contract Net Assets(1)              79             106
                                                     ==========================

Note:

(1)  Does not include derivative energy contracts accounted for as hedges.


NON-DERIVATIVE ENERGY CONTRACTS

We enter into fee for service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facility. We earned $5 million from our non-derivative energy activities in the first quarter (2003 - $7 million).

CHEMICALS

HIGHER CASH FLOW FROM CHEMICALS OPERATIONS INCREASED NET INCOME BY $4 MILLION

Higher productivity, growth in Brazil sales volumes and lower operating costs increased cash flow from operations. The strong Canadian dollar partially offset this as it decreased our US-dollar denominated sales. The lower operating costs were largely the result of the Taft plant closure in the US. Severance costs related to the closure were paid in 2003. The Taft assets were idled and transferred to Brandon, Manitoba to allow us to take advantage of lower electricity costs.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)
                                                              Three Months
                                                             Ended March 31
(Cdn$ millions)                                          2004              2003
--------------------------------------------------------------------------------
General and Administrative                                 60                37
                                                    ----------------------------

HIGHER COSTS DECREASED QUARTERLY NET INCOME BY $23 MILLION

Approximately $16 million of the G&A increase relates to higher variable compensation. Our average share price for the first quarter of 2004 was $49.39 compared to $32.24 in 2003. Increasing share prices increase the cost associated with our employee stock appreciation rights program.

With our major development projects in the deep water of the Gulf of Mexico now on stream, we have capitalized fewer costs. Rising regulatory compliance contributed to the remainder.

INTEREST
                                                             Three Months
                                                            Ended March 31
(Cdn$ millions)                                         2004              2003
-------------------------------------------------------------------------------
Interest                                                  49                36
   Less: Capitalized Interest                             (7)               (8)
                                                    ----------------------------
Net Interest Expense                                      42                28
                                                    ============================

HIGHER INTEREST EXPENSE REDUCED QUARTERLY NET INCOME BY $14 MILLION

In late 2003 and early 2004, we refinanced our preferred securities with lower cost debt. As a result, dividends on the preferred securities have been replaced with interest expense on our new debt. This increase in interest expense has been partially offset by the strong Canadian dollar, which has lowered our US-dollar denominated interest expense by $6 million.


INCOME TAXES
                                                            Three Months
                                                           Ended March 31
(Cdn$ millions)                                        2004              2003
------------------------------------------------------------------------------
Current                                                  53                56
Future                                                   18                65
                                                    ----------------------------
Provision for Income Taxes                               71               121
                                                    ============================

Effective Tax Rate (%)                                   27                33
                                                    ----------------------------

EFFECTIVE TAX RATE FOR THE QUARTER DECREASES TO 27% FROM 33%

A 1% corporate income tax rate reduction in Alberta lowered our effective tax rate and resulted in a $15 million recovery of future income taxes. Our effective tax rate for 2004 is expected to be 31%.

Current income taxes include cash taxes in Yemen of $46 million (2003 - $51 million). Our current income tax provision also includes alternative minimum tax and state taxes in the US and capital taxes in Canada.

LIQUIDITY

CAPITAL STRUCTURE
                                                                   March 31       December 31
(Cdn$ millions)                                                        2004              2003
----------------------------------------------------------------------------------------------
Bank Debt                                                                --                --
Long-Term Debt                                                        2,516             2,776
                                                                ------------------------------
                                                                      2,516             2,776
Less: Cash                                                             (800)           (1,087)
Less: Non-Cash Working Capital                                         (183)             (312)
                                                                ------------------------------
Net Debt (1)                                                          1,533             1,377
Preferred and Subordinated Securities                                    33               364
                                                                ------------------------------
Net Debt, including Preferred and Subordinated Securities             1,566             1,741
                                                                ==============================

Shareholders' Equity (2),(3)                                          2,362             2,390
                                                                ==============================

Notes:

(1)  Long-term debt less working capital.

(2) Shareholders' equity includes preferred securities of $331 million (US$217 million) at December 31, 2003 and the equity component of the subordinated securities of $33 million (US$25 million) at March 31, 2004 and December 31, 2003. Under US generally accepted accounting principles, these are considered long-term debt.

(3) At March 31, 2004, there were 128,214,588 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by the issuance of common shares at our option after November 8, 2008. The number of shares to be issued will depend upon the common share price on the redemption date.

In February 2004, we redeemed US$217 million of preferred securities and repaid US$225 million of senior notes, which reduced shareholders' equity and debt, respectively. We took advantage of the low interest rate environment in 2003 and financed these repayments by issuing US$960 million of public debt in the fourth quarter. Shareholders' equity remains strong with solid quarterly financial results and $82 million of proceeds from the issuance of common shares.

CHANGE IN WORKING CAPITAL
                                                    March 31      December 31          Increase/
(Cdn$ millions)                                         2004             2003         (Decrease)
-----------------------------------------------------------------------------------------------
Cash and Short-Term Investments                          800            1,087              (287)
Accounts Receivable                                    1,316            1,423              (107)
Inventories and Supplies                                 285              270                15
Accounts Payable and Accrued Liabilities              (1,400)          (1,404)                4
Other                                                    (18)              23               (41)
                                                   ---------------------------------------------
                                                         983            1,399              (416)
                                                   =============================================

Cash and short-term investments decreased with the redemption of our preferred securities and the repayment of our senior notes in February 2004. These repayments were offset in part by our solid quarterly cash flow from operations and by proceeds received on the exercise of employee stock options. Our accounts receivable in marketing decreased as the amount of business transacted in March decreased with lower seasonal demand. Typically, transaction volumes decrease heading into the second quarter as seasonal winter demand falls off. This volume decrease was offset, in part, by stronger commodity prices since year-end.

The decrease in other was related to the prepayment of natural gas storage inventory in December. This was included in inventory during the quarter.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. During the quarter, we successfully reduced net debt, including preferred and subordinated securities, by $175 million:

(Cdn$ millions)
----------------------------------------------------------------------------------------------
Capital Expenditures                                                                      343
Cash Flow from Operations                                                                (417)
                                                                                  ------------
                                                                                          (74)
Dividends on Preferred Securities and Common Shares                                        16
Issue of Common Shares                                                                    (82)
Other                                                                                     (35)
                                                                                  ------------
Decrease in Net Debt, including Preferred and Subordinated Securities                    (175)
                                                                                  ============

OUTLOOK FOR REMAINDER OF 2004

Our full-year production outlook is 255,000 to 275,000 boe/d before royalties, and 180,000 to 195,000 boe/d after royalties. We expect to generate approximately $1.6 billion in cash flow from operations in 2004 assuming the following for the remainder of the year:

----------------------------------------------------------------------------------------------
WTI (US$/bbl)                                                                           30.00
NYMEX natural gas (US$/mmbtu)                                                            4.25
US to Canadian dollar exchange rate                                                      0.75

Our 2004 capital investment program has been increased from $1.8 billion to $1.9 billion. The increase includes another $47 million for the Syncrude Stage 3 expansion and US$56 million of capital relating to our deep-water development activities at Aspen in the US Gulf of Mexico.

Our future liquidity remains strong given our increasing cash flow from operations and the ongoing strength of our balance sheet. We continue to maintain a strong cash position and $1.7 billion of undrawn committed credit facilities. As a result, we have the necessary resources to fund our capital programs, dividend requirements and debt repayments, as well as the obligations that arise from our day-to-day operations. In the first quarter, we declared common share dividends of $0.10 per share.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A included in our 2003 Annual Report on Form 10-K. These obligations have not changed significantly since year-end.

CONTINGENCIES

There are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations. These matters are described in LEGAL PROCEEDINGS in Item 3 contained in our 2003 Annual Report on Form 10-K. There have been no significant developments since year-end.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2003, the CICA approved an amendment to S.3860, FINANCIAL INSTRUMENTS - DISCLOSURE AND PRESENTATION to clarify the difference between an equity and liability instrument. An equity instrument exists only when an instrument is settled in shares. This amendment is effective for fiscal years beginning on or after November 1, 2004. Once adopted, the equity component of our subordinated securities would be reclassified from equity to long-term debt, and the dividends paid would be classified as interest expense. Adoption of this amendment at March 31, 2004, would increase long-term debt by $33 million and decrease subordinated securities by $33 million.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those appearing in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as ANTICIPATE, BELIEVE, INTEND, PLAN, EXPECT, ESTIMATE, BUDGET, OUTLOOK or other similar words.

These statements are subject to known and unknown risks and uncertainties and other factors which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. These risks, uncertainties and other factors include:

o    market prices for oil, natural gas and chemicals products;
o    our ability to produce and transport crude oil and natural gas to markets;
o    the results of exploration and development drilling and related activities;
o    foreign-currency exchange rates;
o economic conditions in the countries and regions in which we carry on business;
o governmental actions that increase taxes, change environmental and other laws and regulations;
o    renegotiations of contracts; and
o political uncertainty, including actions by terrorists, insurgent or other groups, or other armed conflict, including conflict between states.

The above items and their possible impact are discussed more fully in the section, titled BUSINESS RISK MANAGEMENT and MARKET RISK MANAGEMENT in Item 7 of our 2003 Annual Report on Form 10-K.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to all of the normal market risks inherent within the oil and gas and chemicals business, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We manage our operations to minimize our exposure, as described in our 2003 Annual Report on Form 10-K. Our sensitivities to key market risks for the remainder of the year are as follows:

                                                                             Cash Flow           Net
(Cdn$ millions)                                                        from Operations        Income
-----------------------------------------------------------------------------------------------------
Estimated remainder of year impact:
   Crude Oil - US$1.00/bbl change in WTI                                            40            31
   Natural Gas - US$0.50/mcf change in NYMEX                                        45            28
   Foreign Exchange - $0.01 change in Cdn dollar to US dollar                       16             7
                                                                       ------------------------------

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

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

During the quarter ended March 31, 2004, we filed or furnished the following reports on Form 8-K:

o Current report on Form 8-K dated February 5, 2004, to file our press release announcing our reserves and changes therein as at December 31, 2003 (summarized on page 23).

o Current report on Form 8-K dated February 13, 2004, to furnish our press release announcing our 2003 annual financial results.

o Current report on Form 8-K dated February 23, 2004, to file our press release announcing the booking of 200 million barrels of proved reserves based on Board approval of the commercial development of our Long Lake Synthetic Crude project.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2004.


                                         NEXEN INC.


                                         /s/ Charles W. Fischer
                                         ----------------------
                                         Charles W. Fischer
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                         /s/ Michael J. Harris
                                         ---------------------
                                         Michael J. Harris
                                         Controller
                                         (Principal Accounting Officer)