Form 10-Q
period 2004-06-30
NEXEN INC
filed 2004-07-19
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from.............to..........

                          COMMISSION FILE NUMBER 1-6702


                        [GRAPHIC OMITTED - COMPANY LOGO]


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

                           Yes    [X]             No [_]


On June 30, 2004, there were 128,870,800 common shares issued and outstanding.

                                   NEXEN INC.

                                      INDEX

PART I FINANCIAL INFORMATION    PAGE

    Item 1.  Unaudited Consolidated Financial Statements ..................    3

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   24

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk....   41

    Item 4.  Controls and Procedures.......................................   41

PART II         OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders...........   42

    Item 6.  Exhibits and Reports on Form 8-K..............................   42


This report should be read in conjunction with our 2003 Annual Report on Form 10-K and with our current reports on Form 8-K filed or furnished on February 5, February 13, February 23 and May 4, 2004.


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

Oil equivalents (boes) are used to aggregate quantities of natural gas with crude oil by expressing them in a common unit. To calculate equivalents, we use 1 bbl = 6 mcf of natural gas. Boes may be misleading, particularly if used in isolation. The conversion ratio is based on an energy equivalency conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

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


On June 30, 2004, the noon-day exchange rate for Cdn$1.00 was US$0.7460 as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

           Unaudited Consolidated Statement of Income
           for the Three and Six Months Ended June 30, 2004 and 2003......     4

           Unaudited Consolidated Balance Sheet
           as at June 30, 2004 and December 31, 2003......................     5

           Unaudited Consolidated Statement of Cash Flows
           for the Three and Six Months Ended June 30, 2004 and 2003......     6

           Unaudited Consolidated Statement of Shareholders' Equity
           for the Six Months Ended June 30, 2004 and 2003................     7

           Notes to Unaudited Consolidated Financial Statements...........     8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions, except per share amounts

                                                                                Three Months               Six Months
                                                                                Ended June 30              Ended June 30
                                                                             2004          2003          2004         2003
---------------------------------------------------------------------------------------------------------------------------
                                                                                       Restated                   Restated
                                                                                     for Change                 for Change
                                                                                             in                         in
                                                                                     Accounting                 Accounting
                                                                                     Principles                 Principles
                                                                                         Note 1                     Note 1
REVENUES
    Net Sales                                                                 779           726         1,522        1,532
    Marketing and Other (Note 9)                                              134           145           292          320
                                                                      -----------------------------------------------------
                                                                              913           871         1,814        1,852
                                                                      -----------------------------------------------------
EXPENSES
    Operating                                                                 196           190           391          386
    Transportation and Other                                                  136           118           267          250
    General and Administrative (Note 6)                                       130            45           190           82
    Depreciation, Depletion and Amortization (Note 1)                         178           193           360          376
    Exploration                                                                26            39            54           79
    Interest (Note 4)                                                          38            25            80           53
                                                                      -----------------------------------------------------
                                                                              704           610         1,342        1,226
                                                                      -----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         209           261           472          626
                                                                      -----------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                    63            48           116          104
    Future                                                                      3           (45)           21           20
                                                                      -----------------------------------------------------
                                                                               66             3           137          124
                                                                      -----------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                                         143           258           335          502
    Net Income from Discontinued Operations (Note 10)                          --             5            --           12

                                                                      -----------------------------------------------------

NET INCOME                                                                    143           263           335          514
    Dividends on Preferred Securities, Net of Income Taxes                     --            10             2           21
                                                                      -----------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                                143           253           333          493
                                                                      =====================================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 7)                                                            1.11         2.01          2.60         3.90
                                                                      =====================================================

    Diluted (Note 7)                                                          1.09         2.00          2.56         3.87
                                                                      =====================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)                                                            1.11         2.05          2.60         4.00
                                                                      =====================================================

    Diluted (Note 7)                                                          1.09         2.04          2.56         3.97
                                                                      =====================================================


See accompanying notes to the unaudited consolidated financial statements.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                           June 30      December 31
                                                                              2004             2003
----------------------------------------------------------------------------------------------------
                                                                                       Restated for
                                                                                          Change in
                                                                                         Accounting
                                                                                         Principles
                                                                                             Note 1
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                                          839            1,087
      Accounts Receivable (Note 2)                                           1,590            1,423
      Inventories and Supplies (Note 3)                                        350              270
      Other                                                                     24               79
                                                                        ----------------------------
        Total Current Assets                                                 2,803            2,859
                                                                        ----------------------------

    PROPERTY, PLANT AND EQUIPMENT (Note 1)
      Net of Accumulated Depreciation, Depletion and
           Amortization of $5,366 (December 31, 2003 - $4,907)               4,909            4,550
    GOODWILL                                                                    36               36
    FUTURE INCOME TAX ASSETS                                                    91              108
    DEFERRED CHARGES AND OTHER ASSETS                                          149              153
                                                                        ----------------------------

                                                                             7,988            7,706
                                                                        ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Current Portion of Long-Term Debt (Note 4)                                --              291
      Accounts Payable and Accrued Liabilities                               1,707            1,404
      Accrued Interest Payable                                                  37               44
      Dividends Payable                                                         13               12
                                                                        ----------------------------
        Total Current Liabilities                                            1,757            1,751
                                                                        ----------------------------

    LONG-TERM DEBT (Note 4)                                                  2,566            2,485
    FUTURE INCOME TAX LIABILITIES (Note 1)                                     707              707
    ASSET RETIREMENT OBLIGATIONS (Note 1)                                      318              305
    DEFERRED CREDITS AND LIABILITIES                                           112               68
    SHAREHOLDERS' EQUITY (Note 6)
      Preferred and Subordinated Securities                                     33              364
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2004 - 128,870,800 shares
                           2003 - 125,606,107 shares                           622              513
      Contributed Surplus                                                       --                1
      Retained Earnings (Note 1)                                             1,972            1,631
      Cumulative Foreign Currency Translation Adjustment                       (99)            (119)
                                                                        ----------------------------
        Total Shareholders' Equity                                           2,528            2,390
                                                                        ----------------------------

COMMITMENTS AND CONTINGENCIES (Note 11)
                                                                             7,988            7,706
                                                                        ============================


See accompanying notes to the unaudited consolidated financial statements.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                               Three Months               Six Months
                                                                               Ended June 30              Ended June 30
                                                                            2004            2003         2004          2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                    Restated for               Restated for
                                                                                       Change in                  Change in
                                                                                      Accounting                 Accounting
                                                                                      Principles                 Principles
                                                                                          Note 1                     Note 1
 OPERATING ACTIVITIES
    Net Income from Continuing Operations                                    143             258          335           502
    Net Income from Discontinued Operations                                   --               5           --            12
    Charges and Credits to Income not Involving Cash (Note 8)                259             150          456           422
    Exploration Expense                                                       26              39           54            79
    Changes in Non-Cash Working Capital (Note 8)                            (164)             26          (44)          (40)
    Other                                                                     32             (14)          54           (29)
                                                                        -----------------------------------------------------
                                                                             296             464          855           946

FINANCING ACTIVITIES
    Proceeds from (Repayment of) Term Credit Facilities, Net                  --             (24)          --           100
    Repayment of Long-Term Debt (Note 4)                                      --              --         (300)           --
    Proceeds from (Repayment of) Short-Term Borrowings, Net                   --             (13)          --             1
    Redemption of Preferred Securities (Note 6)                               --              --         (289)           --
    Dividends on Preferred Securities                                         --             (16)          (3)          (34)
    Dividends on Common Shares                                               (13)             (9)         (26)          (18)
    Issue of Common Shares                                                    27               5          109            10
                                                                        -----------------------------------------------------
                                                                              14             (57)        (509)           59

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                           (323)           (309)        (655)         (634)
      Proved Property Acquisitions                                            --              --           --          (164)
      Chemicals, Corporate and Other                                         (25)             (9)         (36)          (13)
    Proceeds on Disposition of Assets                                          4              --            4            --
    Changes in Non-Cash Working Capital (Note 8)                              54             (28)          62           (31)
    Other                                                                    (14)             --          (14)           --
                                                                        -----------------------------------------------------
                                                                            (304)           (346)        (639)         (842)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND SHORT-TERM INVESTMENTS                                                33             (65)          45          (130)
                                                                        -----------------------------------------------------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                        39              (4)        (248)           33

CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF PERIOD                        800              96        1,087            59
                                                                        -----------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                              839              92          839            92
                                                                        ======================================================


See accompanying notes to the unaudited consolidated financial statements.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
Cdn$ millions

                                                                                                                   Cumulative
                                                       Preferred                                                      Foreign
                                                             and                                                     Currency
                                                    Subordinated         Common   Contributed        Retained     Translation
                                                      Securities         Shares       Surplus        Earnings      Adjustment
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Restated for
                                                                                                    Change in
                                                                                                   Accounting
                                                                                                   Principles
                                                                                                       Note 1
DECEMBER 31, 2003                                            364            513             1           1,659            (119)
    Retroactive Adjustment for Change in
      Accounting Principles (Note 1)                          --             --            --             (28)             --
    Exercise of Stock Options                                 --             89            --              --              --
    Issue of Common Shares                                    --             20            --              --              --
    Redemption of Preferred Securities (Note 6)             (331)            --            --              --              --
    Gain on Redemption of Preferred Securities,
      Net of Income Taxes (Note 6)                            --             --            --              34              --
    Net Income                                                --             --            --             335              --
    Dividends on Preferred Securities,
      Net of Income Taxes                                     --             --            --              (2)             --
    Dividends on Common Shares                                --             --            --             (26)             --
    Modification of Stock Options
      to Tandem Options (Note 6)                              --             --            (1)             --              --
    Translation Adjustment,
      Net of Income Taxes                                     --             --            --              --              20
                                                   ---------------------------------------------------------------------------
JUNE 30, 2004                                                 33            622            --           1,972             (99)
                                                   ===========================================================================


DECEMBER 31, 2002                                            724            440            --           1,069             115
    Retroactive Adjustment for Change in
      Accounting Principles (Note 1)                          --             --            --             (28)             --
    Exercise of Stock Options                                 --              2            --              --              --
    Issue of Common Shares                                    --              8            --              --              --
    Net Income                                                --             --            --             514              --
    Dividends on Preferred Securities,
      Net of Income Taxes                                     --             --            --             (21)             --
    Dividends on Common Shares                                --             --            --             (18)             --
    Translation Adjustment,
      Net of Income Taxes                                     --             --            --              --            (172)
                                                   ---------------------------------------------------------------------------
JUNE 30, 2003                                                724            450            --           1,516             (57)
                                                   ===========================================================================


See accompanying notes to the unaudited consolidated financial statements.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted


1.   ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 14. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at June 30, 2004 and the results of our operations and our cash flows for the three and six months ended June 30, 2004 and 2003.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to litigation, asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three months and six months ended June 30, 2004 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2004.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K. Except as described below, the accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.


CHANGE IN ACCOUNTING PRINCIPLES

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

The amortization of the asset retirement cost and the accretion of the asset retirement obligation are included in depreciation, depletion and amortization (DD&A). Actual retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligation and the actual retirement costs incurred is recorded as a gain or loss in the period of settlement.

Our total estimated undiscounted asset retirement obligations amount to $512 million ($514 million - December 31, 2003). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.6%. Approximately $73 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

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

We previously provided for dismantlement and site restoration costs on our oil and gas wells and facilities, and chemicals plants based on estimates established by current legislation and industry practices. We recorded a provision for these costs in DD&A based on proved reserves or estimated remaining asset lives. Upon adoption of the new standard, accounting rules require us to restate all prior periods presented to give effect to the change in accounting principles. The impact on net income for the three and six months ended June 30, 2003 and the impact on our Audited Consolidated Balance Sheet at December 31, 2003, is shown below:

UNAUDITED CONSOLIDATED STATEMENT OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

                                                                               Three Months      Six Months
-------------------------------------------------------------------------------------------------------------
Depletion, Depreciation and Amortization as Reported                                    193             376
    Less: Dismantlement and Site Restoration                                             (9)            (17)
    Plus: Asset Retirement Cost Amortization                                              4               8
    Plus: Asset Retirement Obligation Accretion                                           5               9
                                                                             --------------------------------
Depletion, Depreciation and Amortization as Restated                                    193             376
                                                                             ================================

CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 2003
                                                                As Reported          Change      As Restated
-------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                         4,469              81           4,550
Asset Retirement Obligations                                             --             305             305
Dismantlement and Site Restoration                                      179            (179)             --
Future Income Tax Liabilities                                           724             (17)            707
Retained Earnings                                                     1,659             (28)          1,631
                                                           --------------------------------------------------

RECLASSIFICATION

Certain comparative figures have been reclassified to ensure consistency with current year presentation.

2.   ACCOUNTS RECEIVABLE

                                                                                   June 30      December 31
                                                                                      2004             2003
------------------------------------------------------------------------------------------------------------
Trade
    Marketing                                                                        1,216           1,078
    Oil and Gas                                                                        286             263
    Chemicals and Other                                                                 57              47
                                                                             -------------------------------
                                                                                     1,559           1,388
Non-Trade                                                                               47              50
                                                                             -------------------------------
                                                                                     1,606           1,438
Allowance for Doubtful Accounts                                                        (16)            (15)
                                                                             -------------------------------
                                                                                     1,590           1,423
                                                                             ===============================


3.   INVENTORIES AND SUPPLIES

                                                                                   June 30      December 31
                                                                                      2004             2003
------------------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                          188             138
    Oil and Gas                                                                          5              16
    Chemicals and Other                                                                  7              12
                                                                             -------------------------------
                                                                                       200             166
Work in Process                                                                          7               6
Field Supplies                                                                         143              98
                                                                             -------------------------------
                                                                                       350             270
                                                                             ===============================

4.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                                    June 30      December 31
                                                                                       2004             2003
-------------------------------------------------------------------------------------------------------------
Unsecured Syndicated Term Credit Facilities                                             --               --
Unsecured Redeemable Notes, due 2004 (a)                                                --              291
Unsecured Redeemable Debentures, due 2006 (1)                                          100               98
Unsecured Redeemable Medium-Term Notes, due 2007                                       150              150
Unsecured Redeemable Medium-Term Notes, due 2008                                       125              125
Unsecured Redeemable Notes, due 2013 (US$500 million)                                  670              646
Unsecured Redeemable Notes, due 2028 (US$200 million)                                  268              258
Unsecured Redeemable Notes, due 2032 (US$500 million)                                  670              646
Unsecured Subordinated Debentures, due 2043 (US$435 million)                           583              562
                                                                             --------------------------------
                                                                                     2,566            2,776
Less: Current Portion of Long-Term Debt                                                 --             (291)
                                                                             --------------------------------
                                                                                     2,566            2,485
                                                                             ================================

Note:

(1) Includes $50 million of principal that was effectively converted through a currency exchange contract to US$37 million.


(a)  UNSECURED REDEEMABLE NOTES, DUE 2004

In February 2004, our US$225 million of notes matured and we repaid the principal at par.

(b)  INTEREST EXPENSE

                                                                   Three Months                Six Months
                                                                  Ended June 30              Ended June 30
                                                               2004          2003         2004          2003
-------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                    44           34           90           68
Other                                                              3            2            6            4
                                                        -----------------------------------------------------
Total                                                             47           36           96           72
   Less: Capitalized                                              (9)         (11)         (16)         (19)
                                                        -----------------------------------------------------
                                                                  38           25           80           53
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

5.   DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a)  CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

Cdn$ millions                                                 JUNE 30, 2004                        DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------------------------
                                                  Carrying      Fair    Unrecognized      Carrying      Fair     Unrecognized
Net Assets/(Liabilities)                             Value     Value     Gain/(Loss)         Value     Value      Gain/(Loss)
                                                 ------------------------------------    -------------------------------------
Commodity Price Risk -
    Non-Trading Activities
      Future Sale of Oil and Gas
        Production                                      --        --              --            --        (3)              (3)

Commodity Price Risk -
    Trading Activities
      Crude Oil and Natural Gas                         70        70              --           101       101               --
      Future Sale of Gas Inventory                      --        --              --            --       (11)             (11)

Foreign Currency Risk                                    2         2              --             5         4               (1)
                                                 ---------- --------- ---------------    ---------- --------- ----------------
      Total Derivatives                                 72        72              --           106        91              (15)
                                                 ====================================    =====================================

Financial Assets and Liabilities
      Long-Term Debt                                (2,566)   (2,722)           (156)       (2,485)   (2,706)            (221)
      Preferred and Subordinated
        Securities                                     (33)      (34)             (1)         (364)     (319)              45
                                                 ------------------------------------    -------------------------------------
                                                    (2,599)   (2,756)           (157)       (2,849)   (3,025)            (176)
                                                 ====================================    =====================================

The estimated fair value of all derivative instruments is based on quoted market prices and, if not available, on estimates from third-party brokers or dealers. The carrying value of cash and short-term investments, amounts receivable and short-term obligations approximates their fair value because the instruments are near maturity.


(b)  COMMODITY PRICE RISK MANAGEMENT

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

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS

We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock-in our margins. The physical and financial commodity contracts (derivative contracts) are stated at market value. The $70 million fair value of the contracts has been recognized in net income.

We have certain NYMEX futures contracts in place which effectively lock-in our margins on the future sale of our natural gas inventory in storage. To maximize sales flexibility, we have not designated these futures contracts as accounting hedges of the future sale of our inventory. We carry our marketing inventory in storage at the lower of cost and net realizable value, while our derivative contracts are stated at fair value.

In the second quarter of 2004, the fair value of our storage positions increased while the fair value of the corresponding futures contracts decreased. Losses on our undesignated futures contracts have been recognized in net income. The related increase in fair value of our inventory ($21 million at June 30, 2004) will not be recognized in net income until the inventory in storage is sold.

FUTURE SALE OF GAS INVENTORY

We have certain NYMEX futures contracts in place, which effectively lock-in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, these futures contracts as accounting hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized gains and losses at June 30, 2004 are:

                                                 Hedged                            Average     Unrecognized
                                                Volumes              Month           Price      Gain/(Loss)
------------------------------------------------------------------------------------------------------------
                                                (mmcf )                         (US$/mcf )  (Cdn$ millions)
NYMEX Natural Gas Futures                         5,000      February 2005            6.49              (2)

NYMEX Natural Gas Fixed Price Swaps               1,000      December 2004            7.01              --
                                                  2,200       January 2005            7.15               1
                                                    500      February 2005            6.99               1
                                                                                                ------------
                                                                                                        --
                                                                                                ============

(c)  FOREIGN CURRENCY EXCHANGE RATE RISK

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. We enter into forward contracts to sell US dollars. When combined with certain commodity sales contracts, either physical or financial, these forward contracts allow us to lock-in our margins on the future sale of crude oil and natural gas. The fair value of our US dollar forward contracts at June 30, 2004 was $2 million. This fair value has been recognized in net income and settles within one year.

(d)  TOTAL CARRYING VALUE OF DERIVATIVE ENERGY CONTRACTS

Amounts related to derivative energy contracts held by our marketing operation that have not been designated as accounting hedges have been recorded at fair value as we use mark-to-market accounting. The amounts are as follows at:

                                                                                   June 30      December 31
Cdn $millions                                                                         2004             2003
------------------------------------------------------------------------------------------------------------
Accounts Receivable                                                                    135              102
Deferred Charges and Other Assets (1)                                                   54               63
                                                                             -------------------------------
    Total Derivative Energy Contract Assets                                            189              165
                                                                             ===============================

Accounts Payable and Accrued Liabilities                                                78               34
Deferred Credits and Liabilities (1)                                                    39               25
                                                                             -------------------------------
    Total Derivative Energy Contract Liabilities                                       117               59
                                                                             ===============================

    Total Derivative Energy Contract Net Assets                                         72              106
                                                                             ===============================

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

(b)  STOCK BASED COMPENSATION

In May 2004, our shareholders approved our proposal to modify our existing stock option plan to include a cash feature (tandem option plan). The tandem options give the holders a right to either purchase common shares at the exercise price or to receive cash payments equal to the excess of the market value of the common shares over the exercise price.

Similar to our stock appreciation rights, we use the intrinsic-value method to recognize compensation expense associated with our tandem options. Obligations are accrued on a graded vesting basis and represent the difference between the market value of our common shares and the exercise price of the options. The obligations are revalued each reporting period based on the change in the market value of our common shares.

Upon modification of the existing stock option plan, we are required to recognize an obligation for our tandem options. This obligation represents the difference between the market value of our common shares and the weighted-average exercise price of the options. As a result, we have recognized an obligation of $85 million for the graded vested portion of the 6.3 million outstanding options on June 30, 2004. A one-time, non-cash charge of $82 million ($54 million, net of tax) was included in general and administrative expense, net of $3 million previously expensed in respect of our original stock options. The amount previously expensed has been removed from contributed surplus.

(c)  DIVIDENDS
Dividends per common share for the three months ended June 30, 2004 were $0.10 (2003 - $0.075). Dividends per common share for the six months ended June 30, 2004 were $0.20 (2003 - $0.15).


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

                                                                                   Three Months                Six Months
                                                                                  Ended June 30              Ended June 30
(millions of shares)                                                            2004          2003         2004          2003
------------------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                           128.8         123.3        128.2         123.2
Shares issuable pursuant to stock options                                        6.4           5.1          6.9           5.1
Shares to be purchased from proceeds of stock options                           (4.4)         (4.4)        (4.8)         (4.4)
                                                                         -------------------------- --------------------------
Weighted-average number of diluted common shares outstanding                   130.8         124.0        130.3         123.9
                                                                         =====================================================

In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2004, all options were included because their exercise price was less than the quarterly average common share market price in the period. For the three and six months ended June 30, 2003,
4.2 million options were excluded because their exercise price was greater than the quarterly average common share market price. During the periods presented, outstanding stock options were the only dilutive instrument.


8.   CASH FLOWS

(a)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                                    Three Months                Six Months
                                                                                   Ended June 30              Ended June 30
                                                                                 2004         2003         2004          2003
------------------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion and Amortization                                         178           193           360         376
Stock Based Compensation                                                          87             2            89           2
Future Income Taxes                                                                3           (45)           21          20
Non-Cash Items included in Discontinued Operations                                --            13            --          28
Other                                                                             (9)          (13)          (14)         (4)
                                                                         -----------------------------------------------------
                                                                                 259           150           456         422
                                                                         =====================================================

(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                                                  Three Months                Six Months
                                                                                  Ended June 30              Ended June 30
                                                                                2004         2003          2004          2003
------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Accounts Receivable                                                          (266)         583          (151)         (88)
   Inventories and Supplies                                                      (61)         (66)          (77)           4
   Other Current Assets                                                            9            1            55            2
   Accounts Payable and Accrued Liabilities                                      156         (504)          138           44
   Accrued Interest Payable                                                       (2)          12            (9)          (2)
                                                                         -----------------------------------------------------
                                                                                (164)          26           (44)         (40)

Investing Activities
   Accounts Payable and Accrued Liabilities                                       54          (28)           62          (31)
                                                                         -----------------------------------------------------
Total                                                                           (110)          (2)           18          (71)
                                                                         =====================================================

(c)  OTHER CASH FLOW INFORMATION

                                                                                   Three Months                Six Months
                                                                                   Ended June 30              Ended June 30
                                                                                2004          2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------
Interest Paid                                                                     46            22            99          72
Income Taxes Paid                                                                 66            53           115         107
                                                                         -----------------------------------------------------

9.   MARKETING AND OTHER

                                                                                    Three Months               Six Months
                                                                                   Ended June 30              Ended June 30
                                                                                 2004         2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                                           112           114           259          295
Interest                                                                           3             2             5            4
Foreign Exchange Gains                                                             9            13            15            4
Other (1)                                                                         10            16            13           17
                                                                         -----------------------------------------------------
                                                                                 134           145           292          320
                                                                         =====================================================

Note:

(1) Other income for the three months ended June 30, 2004 includes $7 million (2003 - $12 million) of business interruption proceeds from our insurers. The proceeds result from damage sustained in the Gulf of Mexico during tropical storm Isidore and hurricane Lili in the third and fourth quarters of 2002.

10.  DISCONTINUED OPERATIONS

On August 28, 2003, we sold certain non-core conventional light oil properties in southeast Saskatchewan in Canada. Net proceeds were $268 million and there was no gain or loss on the sale. The results of operations from these properties are detailed below and shown as discontinued operations in our Unaudited Consolidated Statement of Income.

                                                                                    Three Months               Six Months
                                                                                   Ended June 30              Ended June 30
                                                                                 2004         2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------
Revenues
    Net Sales                                                                     --            24            --           52
Expenses
    Operating                                                                     --             6            --           12
    Depreciation, Depletion and Amortization                                      --             9            --           17
    Exploration                                                                   --            --            --            1
                                                                         -----------------------------------------------------
Income before Income Taxes                                                        --             9            --           22
    Future Income Taxes                                                           --             4            --           10
                                                                         -----------------------------------------------------
Net Income from Discontinued Operations                                           --             5            --           12
                                                                         =====================================================

Earnings Per Common Share ($/share)
   Basic (Note 7)                                                                  --         0.04            --         0.10
                                                                         =====================================================
   Diluted (Note 7)                                                                --         0.04            --         0.10
                                                                         =====================================================


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

12.  PENSION AND OTHER POST RETIREMENT BENEFITS

(a)  NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                                                    Three Months               Six Months
                                                                                   Ended June 30              Ended June 30
                                                                                 2004         2003         2004          2003
------------------------------------------------------------------------------------------------------------------------------
Nexen
    Cost of Benefits Earned by Employees                                           2             2             4           4
    Interest Cost on Benefits Earned                                               3             3             6           6
    Expected Return on Plan Assets                                                (3)           (2)           (6)         (4)
    Net Amortization and Deferral                                                 --            --            --          --
                                                                         -----------------------------------------------------
    Net                                                                            2             3             4           6
                                                                         -----------------------------------------------------

Syncrude
    Cost of Benefits Earned by Employees                                           1             1             2           2
    Interest Cost on Benefits Earned                                               1             1             2           2
    Expected Return on Plan Assets                                                (1)           (1)           (2)         (2)
    Net Amortization and Deferral                                                 --            --            --          --
                                                                         -----------------------------------------------------
    Net                                                                            1             1             2           2
                                                                         -----------------------------------------------------
Total                                                                              3             4             6           8
                                                                         =====================================================

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

THREE MONTHS ENDED JUNE 30, 2004

                                                                                                                  Corporate
                                                                                                                        and
(Cdn$ millions)                                    Oil and Gas                               Syncrude(1) Chemicals    Other    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                United                 Other
                                Yemen   Canada  States  Australia  Countries(2) Marketing(3)
                               ----------------------------------------------------------
Net Sales                         225      157     181         21         21            3          78          93        --      779
Marketing and Other                 1        1       7         --         --          112          --           1        12(4)   134
                               -----------------------------------------------------------------------------------------------------
Total Revenues                    226      158     188         21         21          115          78          94        12      913
Less: Expenses
 Operating                         25       39      22         15          2            4          30          59        --      196
 Transportation and Other           1        4      --         --         --          116           3           9         3      136
 General and Administrative(5)      1       23      18         --         22           14          --          11        41      130
 Depreciation, Depletion and
   Amortization                    46       50      55          1          5            3           5           9         4      178
 Exploration                        1        2       6         --         17(6)        --          --          --        --       26
 Interest                          --       --      --         --         --           --          --          --        38       38
                               -----------------------------------------------------------------------------------------------------
Income (Loss) from
   Continuing Operations
    before Income Taxes           152       40      87          5        (25)         (22)         40           6       (74)     209
                               ============================================================================================
Less: Provision for Income
 Taxes(7)                                                                                                                         66
Add: Net Income from
 Discontinued Operations                                                                                                          --
                                                                                                                              ------
Net Income                                                                                                                       143
                                                                                                                              ======

Identifiable Assets               674    1,704   1,750         38        211        1,650(8)      802         486       673    7,988
                               =====================================================================================================

Capital Expenditures
 Development and Other             58       96      66         --          9            2          48          16         7      302
 Exploration                        3        4      25         --         14           --          --          --        --       46
                               -----------------------------------------------------------------------------------------------------
                                   61      100      91         --         23            2          48          16         7      348
                               =====================================================================================================

Property, Plant and Equipment
 Cost                           2,080    3,149   2,429        209        355          155         915         802       181   10,275
 Less: Accumulated DD&A         1,638    1,562   1,039        209        230           59         148         400        81    5,366
                               -----------------------------------------------------------------------------------------------------
Net Book Value                    442    1,587   1,390         --        125           96         767         402       100    4,909
                               =====================================================================================================

Notes:

(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2004 includes mineral rights of $6 million.
(2) Includes results of operations from producing activities in Nigeria and Colombia.
(3) We are required to carry our gas inventory at the lower of cost or net realizable value. At June 30, 2004, we have unrecognized gains on this inventory of $21 million as discussed in Note 5.
(4) Includes interest income of $3 million and foreign exchange gains of $9 million.
(5) Includes a one-time charge of $82 million related to the modification of our stock option plan as discussed in Note 6.
(6) Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(7)  Includes Yemen cash taxes of $57 million.
(8) Approximately 85% of Marketing's identifiable assets are accounts receivable and inventories.

SIX MONTHS ENDED JUNE 30, 2004

                                                                                                                  Corporate
                                                                                                                        and
(Cdn$ millions)                                    Oil and Gas                               Syncrude(1) Chemicals    Other    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                United                 Other
                                Yemen   Canada  States  Australia  Countries(2) Marketing(3)
                               ----------------------------------------------------------
 Net Sales                        432      301     362         49         34            6         153         185        --    1,522
 Marketing and Other                2        2       7         --         --          259          --           2        20(4)   292
                               -----------------------------------------------------------------------------------------------------
 Total Revenues                   434      303     369         49         34          265         153         187        20    1,814
 Less: Expenses
  Operating                        53       79      42         31          3            8          59         116        --      391
  Transportation and Other          2        6      --         --         --          232           5          19         3      267
  General and Administrative(5)     2       35      24         --         29           25          --          17        58      190
  Depreciation, Depletion and
    Amortization                   84       99     117          9          9            5           9          19         9      360
  Exploration                       1        9      15         --         29(6)        --          --          --        --       54
  Interest                         --       --      --         --         --           --          --          --        80       80
                               -----------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes          292       75     171          9        (36)          (5)         80          16      (130)     472
                               ============================================================================================
 Less: Provision for Income
  Taxes(7)                                                                                                                      137
 Add: Net Income from
  Discontinued Operations                                                                                                        --
                                                                                                                              -----
 Net Income                                                                                                                     335
                                                                                                                              =====

 Identifiable Assets              674    1,704   1,750         38        211        1,650(8)      802         486       673    7,988
                               =====================================================================================================

 Capital Expenditures
  Development and Other           105      187     159         --         15            2          98          22        12      600
  Exploration                       5       12      49         --         25           --          --          --        --       91
                               -----------------------------------------------------------------------------------------------------
                                  110      199     208         --         40            2          98          22        12      691
                               =====================================================================================================

 Property, Plant and Equipment
  Cost                          2,080    3,149   2,429        209        355          155         915         802       181   10,275
  Less: Accumulated DD&A        1,638    1,562   1,039        209        230           59         148         400        81    5,366
                               -----------------------------------------------------------------------------------------------------
 Net Book Value                   442    1,587   1,390         --        125           96         767         402       100    4,909
                               =====================================================================================================

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2004 includes mineral rights of $6 million.
(2) Includes results of operations from producing activities in Nigeria and Colombia.
(3) We are required to carry our gas inventory at the lower of cost or net realizable value. At June 30, 2004, we have unrecognized gains on this inventory of $21 million as discussed in Note 5.
(4) Includes interest income of $5 million and foreign exchange gains of $15 million.
(5) Includes a one-time charge of $82 million related to the modification of our stock option plan as discussed in Note 6.
(6) Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(7)  Includes Yemen cash taxes of $103 million.
(8) Approximately 85% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED JUNE 30, 2003 (1)

                                                                                                                  Corporate
                                                                                                                        and
(Cdn$ millions)                                    Oil and Gas                               Syncrude(2) Chemicals    Other    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                 United                 Other
                                Yemen Canada(3)  States  Australia  Countries(4) Marketing
                                ----------------------------------------------------------
 Net Sales                        191      151      195         17         19            3         58          92        --      726
 Marketing and Other                3       --       13         --         --          114         --          --        15(5)   145
                                ----------------------------------------------------------------------------------------------------
 Total Revenues                   194      151      208         17         19          117         58          92        15      871
 Less: Expenses
  Operating                        21       35       25          8          6            5         34          56        --      190
  Transportation and Other          3       --        2         --         --          102          2           9        --      118
  General and Administrative        2        7        3         --          5           10         --           5        13       45
  Depreciation, Depletion and
    Amortization                   41       55       56          7         10            3          4          13         4      193
  Exploration                       1        6       18          1         13(6)        --         --          --        --       39
  Interest                         --       --       --         --         --           --         --          --        25       25
                                ----------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes          126       48      104          1        (15)          (3)        18           9       (27)     261
                                ===========================================================================================
 Less: Provision for Income
  Taxes(7)                                                                                                                         3
 Add: Net Income from
  Discontinued Operations                                                                                                          5
                                                                                                                              ------
 Net Income                                                                                                                      263
                                                                                                                              ======

 Identifiable Assets              546    2,177    1,515         29        155        1,004(8)     621         481       230    6,758
                                ====================================================================================================

 Capital Expenditures
  Development and Other            52       41       72          1         12           --         48           3         6      235
  Exploration                       7        9       46         --         21           --         --          --        --       83
  Proved Property Acquisitions     --       --       --         --         --           --         --          --        --       --
                                ----------------------------------------------------------------------------------------------------
                                   59       50      118          1         33           --         48           3         6      318
                                ====================================================================================================

 Property, Plant and Equipment
  Cost                          1,865    3,319    2,179        210        311          156        719         769       178    9,706
  Less: Accumulated DD&A        1,489    1,282      891        196        202           48        141         369        85    4,703
                                ----------------------------------------------------------------------------------------------------
 Net Book Value                   376    2,037    1,288         14        109          108        578         400        93    5,003
                                ====================================================================================================

Notes:
(1)  Restated to give effect to a change in accounting principles (see Note 1).
(2) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2003 includes mineral rights of $6 million.
(3) Excludes results of our non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note 10).
(4) Includes results of operations from producing activities in Nigeria and Colombia.
(5) Includes interest income of $2 million and foreign exchange gains of $13 million.
(6)  Includes exploration activities primarily in Nigeria, Colombia and Brazil.
(7)  Includes Yemen cash taxes of $48 million.
(8) Approximately 79% of Marketing's identifiable assets are accounts receivable and inventories.

SIX MONTHS ENDED JUNE 30, 2003 (1)

                                                                                                                  Corporate
                                                                                                                        and
(Cdn$ millions)                                    Oil and Gas                               Syncrude(2) Chemicals    Other    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                 United                 Other
                                Yemen Canada(3)  States  Australia  Countries(4) Marketing
                                ----------------------------------------------------------
 Net Sales                        419      331      379         45         36           11        121         190        --    1,532
 Marketing and Other                3        1       13         --         --          295         --          --         8(5)   320
                              ------------------------------------------------------------------------------------------------------
 Total Revenues                   422      332      392         45         36          306        121         190         8    1,852
 Less: Expenses
  Operating                        42       69       46         21         10           12         64         122        --      386
  Transportation and Other          3       --        3         --         --          221          4          19        --      250
  General and Administrative        3       15        6         --         10           19         --          10        19       82
  Depreciation, Depletion and
    Amortization                   83      111      105         13         16            6          7          27         8      376
  Exploration                       3       23       33          1         19(6)        --         --          --        --       79
  Interest                         --       --       --         --         --           --         --          --        53       53
                              ------------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes          288      114      199         10        (19)          48         46          12       (72)     626
                              =============================================================================================
 Less: Provision for Income
  Taxes(7)                                                                                                                       124
 Add: Net Income from
  Discontinued Operations                                                                                                         12
                                                                                                                              ------
 Net Income                                                                                                                      514
                                                                                                                              ======

 Identifiable Assets              546    2,177    1,515         29        155        1,004(8)     621         481       230    6,758
                              ======================================================================================================

 Capital Expenditures
  Development and Other           106      156      127          1         17           --         89           4         9      509
  Exploration                       8       27       71          1         31           --         --          --        --      138
  Proved Property Acquisitions     --       --      164(9)      --         --           --         --          --        --      164
                              ------------------------------------------------------------------------------------------------------
                                  114      183      362          2         48           --         89           4         9      811
                              ======================================================================================================

 Property, Plant and Equipment
  Cost                          1,865    3,319    2,179        210        311          156        719         769       178    9,706
  Less: Accumulated DD&A        1,489    1,282      891        196        202           48        141         369        85    4,703
                              ------------------------------------------------------------------------------------------------------
 Net Book Value                   376    2,037    1,288         14        109          108        578         400        93    5,003
                              ======================================================================================================

Notes:
(1)  Restated to give effect to a change in accounting principles (see Note 1).
(2) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2003 includes mineral rights of $6 million.
(3) Excludes results of our non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note 10).
(4) Includes results of operations from producing activities in Nigeria and Colombia.
(5) Includes interest income of $4 million and foreign exchange gains of $4 million.
(6)  Includes exploration activities primarily in Nigeria, Colombia and Brazil.
(7)  Includes Yemen cash taxes of $99 million.
(8) Approximately 79% of Marketing's identifiable assets are accounts receivable and inventories.
(9) On March 27, 2003 we acquired the residual 40% interest in Aspen in the Gulf of Mexico for US $109 million.

14.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:


(a) UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                                   Three Months                Six Months
                                                                                   Ended June 30              Ended June 30
(Cdn$ millions, except per share amounts)                                         2004       2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Net Sales                                                                      779        726         1,522        1,532
    Marketing and Other (i); (iv)                                                  134        146           299          321
                                                                         -----------------------------------------------------
                                                                                   913        872         1,821        1,853
                                                                         -----------------------------------------------------
EXPENSES
    Operating (vi)                                                                 198        190           395          386
    Transportation and Other (i)                                                   136        118           276          250
    General and Administrative (xi)                                                 94         45           154           82
    Depreciation, Depletion and Amortization (iii)                                 188        207           381          405
    Exploration                                                                     26         39            54           79
    Interest (i)                                                                    38         41            83           87
                                                                         -----------------------------------------------------
                                                                                   680        640         1,343        1,289
                                                                         -----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              233        232           478          564
                                                                         -----------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                         63         48           116          104
    Deferred (i); (iv); (vi); (x)                                                  (12)        25            16           82
                                                                         -----------------------------------------------------
                                                                                    51         73           132          186
                                                                         -----------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLES                                           182        159           346          378
    Net Income from Discontinued Operations                                         --          5            --           12
    Cumulative Effect of a Change in Accounting Principles,
      Net of Income Taxes (ix)                                                      --         --            --          (37)
                                                                         -----------------------------------------------------

NET INCOME - US GAAP(1)                                                            182        164           346          353
                                                                         =====================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)
      Net Income from Continuing Operations                                       1.41       1.29          2.70         3.06
      Net Income from Discontinued Operations                                       --       0.04            --         0.10
      Cumulative Effect of a Change in Accounting Principles                        --         --            --        (0.30)
                                                                         -----------------------------------------------------
                                                                                  1.41       1.33          2.70         2.86
                                                                         =====================================================
    Diluted (Note 7)
      Net Income from Continuing Operations                                       1.39       1.28          2.66         3.05
      Net Income from Discontinued Operations                                       --       0.04            --         0.10
      Cumulative Effect of a Change in Accounting Principles                        --         --            --        (0.30)
                                                                         -----------------------------------------------------
                                                                                  1.39       1.32          2.66         2.85
                                                                         =====================================================

Note:
(1)  RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                              Three Months                Six Months
                                                                             Ended June 30               Ended June 30
(Cdn$ millions)                                                             2004          2003         2004         2003
-------------------------------------------------------------------------------------------------------------------------
Net Income - Canadian GAAP                                                    143         263           335          514
Impact of US Principles, Net of Income Taxes:
  Depreciation, Depletion and Amortization (iii)                              (10)        (14)          (21)         (28)
  Dividends on Preferred Securities (i)                                        --         (10)           (2)         (21)
  Future Income Taxes (x)                                                      15         (76)           --          (76)
  Issue Costs on Preferred Securities Redeemed (i)                             --          --            (6)          --
  Cumulative Effect of Change in Accounting Principles (ix)                    --          --            --          (37)
  Fair Value of Preferred Securities (i)                                       --          --             4           --
  Stock based compensation included in retained earnings (xi)                  36          --            36           --
  Other (iv); (vi)                                                             (2)          1            --            1
                                                                         ------------------------------------------------
Net Income - US GAAP                                                          182         164           346          353
                                                                         ================================================

(b)  UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                                    June 30       December 31
(Cdn$ millions, except share amounts)                                                                  2004              2003
------------------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                                                                  839             1,087
      Accounts Receivable                                                                            1,590             1,423
      Inventories and Supplies                                                                         350               270
      Other                                                                                             24                79
                                                                                            ----------------------------------
        Total Current Assets                                                                         2,803             2,859
                                                                                            ----------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion and
        Amortization of $5,774 (December 31, 2003 - $5,330) (iii); (vi); (ix)                        4,930             4,583
    GOODWILL                                                                                            36                36
    DEFERRED INCOME TAX ASSETS                                                                          91               108
    DEFERRED CHARGES AND OTHER ASSETS (i); (vii)                                                       104               117
                                                                                            ----------------------------------

                                                                                                     7,964             7,703
                                                                                            ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Current Portion of Long-Term Debt                                                                 --               575
      Accounts Payable and Accrued Liabilities (iv)                                                  1,707             1,418
      Accrued Interest Payable                                                                          37                44
      Dividends Payable                                                                                 13                12
                                                                                            ----------------------------------
        Total Current Liabilities                                                                    1,757             2,049
                                                                                            ----------------------------------

    LONG-TERM DEBT (i); (ii); (vii)                                                                  2,555             2,472
    DEFERRED INCOME TAX LIABILITIES (i) - (x)                                                          677               676
    ASSET RETIREMENT OBLIGATIONS                                                                       318               305
    DEFERRED CREDITS AND LIABILITIES (viii)                                                            114                70
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2004   - 128,870,800 shares
                      2003   - 125,606,107 shares                                                      622               513
      Contributed Surplus                                                                               --                 1
      Retained Earnings (i); (iii); (iv); (vi); (ix); (xi)                                           1,944             1,660
      Accumulated Other Comprehensive Income (i); (ii); (iv); (v); (viii)                              (23)              (43)
                                                                                            ----------------------------------
        Total Shareholders' Equity                                                                   2,543             2,131
                                                                                            ----------------------------------

    COMMITMENTS AND CONTINGENCIES
                                                                                                     7,964             7,703
                                                                                            ==================================

(c)  UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE
     THREE AND SIX MONTHS ENDED JUNE 30

                                                                                    Three Months               Six Months
                                                                                   Ended June 30              Ended June 30
(Cdn$ millions)                                                                 2004          2003         2004          2003
------------------------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                             182          164           346          353
Other Comprehensive Income, Net of Income Taxes:
    Translation Adjustment (i); (ii); (v)                                         11          (62)           14          (87)
    Unrealized Mark-to-Market Gain/(Loss) (iv)                                    --           (4)            6           (1)
                                                                         -----------------------------------------------------
Comprehensive Income                                                             193           98           366          265
                                                                         =====================================================

(d)   UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Under US principles, dividends on preferred securities of $nil and $3 million for the three and six months ended June 30, 2004, respectively (June 30, 2003 - $16 million and $34 million) that are included in financing activities would be reported in operating activities.

Under US principles, geological and geophysical costs of $7 million and $25 million for the three and six months ended June 30, 2004, respectively (June 30, 2003 - $11 million and $24 million) that are included in investing activities would be reported in operating activities.


NOTES:

i. Under US principles, we are required to classify our preferred securities as long-term debt rather than shareholders' equity. As a result:

      o dividends of $3 million in the first quarter were included in interest expense, with the related income tax of $1 million included in the provision for income taxes;

      o pre-tax issue costs of $10 million were included in deferred charges and other assets, rather than as an after-tax charge to retained earnings; and

      o for the three and six months ended June 30, 2004, foreign-currency translation losses of $nil and $8 million respectively were included in accumulated other comprehensive income (AOCI).

      Under US principles, we are also required to recognize in earnings the change in fair value of the preferred securities. As a result, a gain of $4 million for the change in fair value up to the redemption date was included in marketing and other in the first quarter.

      In February 2004, we redeemed at par US$217 million of preferred securities. Under Canadian principles, a foreign exchange gain of $34 million, net of income tax, was recognized in retained earnings. Under US principles, this foreign exchange gain had been included in AOCI. Unamortized issue costs of $10 million ($6 million, net of income taxes) were included in transportation and other in the first quarter.

ii. Under US principles, all of our subordinated securities are classified as long-term debt. As a result, the $33 million equity component has been included in long-term debt.

iii. Under US principles, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result:

      o additional depreciation, depletion and amortization of $10 million and $21 million was included in net income for the three and six months ended June 30, 2004, respectively; and

      o   property, plant and equipment is higher under US GAAP by $50 million.

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

      FUTURE SALE OF OIL AND GAS PRODUCTION: Included in accounts payable at December 31, 2003, was a $3 million loss on the forward contracts we used to hedge the commodity price risk on the future sale of a portion of our production from the Aspen field as described in Note 5. These contracts expired in March 2004. The losses ($2 million, net of income taxes), deferred in AOCI at December 31, 2003, were recognized in net sales.

      FUTURE SALE OF GAS INVENTORY: Included in accounts payable at December 31, 2003, was $11 million of losses on the futures and basis swap contracts we used to hedge the commodity price risk on the future sale of our gas inventory as described in Note 5. These contracts effectively lock-in profits on our stored gas volumes. Losses of $8 million ($5 million, net of income taxes) related to the effective portion and deferred in AOCI at December 31, 2003, were recognized in marketing and other. Additionally, losses of $3 million ($2 million, net of income taxes), related to the ineffective portion, were recognized in marketing and other under Canadian GAAP. Under US GAAP, the ineffective portion was recognized in net income in 2003.

      At June 30, 2004, net gains of $nil million were included in accounts payable. The effective portion of the net gains have been deferred in AOCI until the underlying gas inventory is sold. All the deferred losses will be reclassified to marketing and other in the next 12 months. At June 30, 2004, the ineffective portion was $nil.

      FAIR VALUE HEDGES

      Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both are reflected in earnings. At June 30, 2004, we had no fair value hedges in place.

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

vi. Under Canadian principles, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

      o operating expenses include pre-operating costs of $2 million and $4 million ($3 million, net of income taxes) for the three and six months ended June 30, 2004, respectively; and

      o   property, plant and equipment is lower under US GAAP by $10 million.

vii. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $45 million have been included in long-term debt.

viii. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in AOCI and accrued pension liabilities. This amount was $2 million at June 30, 2004 (December 31, 2003 - $2 million).

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

x. Under US principles, enacted tax rates are used to calculate future income taxes, whereas under Canadian GAAP, substantively enacted tax rates are used. Substantively enacted changes in Canadian provincial income tax rates created a $15 million future income tax recovery during the first quarter of 2004. In the second quarter, the income tax rates were enacted and the $15 million future income tax recovery was recorded in the US GAAP net income.

      In the second quarter of 2003, substantively enacted changes in Canadian federal and provincial income tax rates created a $76 million future income tax recovery under Canadian GAAP.

xi. As described in Note 6 (b), our existing stock option plan was modified to a tandem option plan. An obligation of $85 million has been recognized for these tandem options. This resulted in a one-time, non-cash charge to net income of $54 million, net of tax. Under US principles, the modification to our stock option plan is accounted for by providing us with credit for the pro-forma expense previously disclosed with respect to the stock options modified. The related pro-forma expense is $36 million, which is accounted for as an adjustment to retained earnings with a corresponding decrease to our one-time charge to net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 14 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS. THE DISCUSSION AND ANALYSIS OF OUR OIL AND GAS ACTIVITIES WITH RESPECT TO OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES IS PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WE MEASURE OUR PERFORMANCE IN THIS MANNER CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES. WHERE APPROPRIATE, WE HAVE PROVIDED INFORMATION ON A NET, AFTER-ROYALTIES BASIS IN TABULAR FORMAT.

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 60 IN OUR 2003 ANNUAL REPORT ON FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVE ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

EXECUTIVE SUMMARY OF SECOND QUARTER RESULTS
                                                 Three Months       Six Months
                                                 Ended June 30    Ended June 30
(Cdn$ millions)                                 2004     2003     2004     2003
--------------------------------------------------------------------------------
Net Income                                       143      263      335      514
Earnings per Common Share ($/share)             1.11     2.05     2.60     4.00
Cash Flow from Operations (1)                    428      452      845    1,015

Production, before Royalties (mboe/d)            240      280      249      272
Production, after Royalties (mboe/d)             167      195      172      186

Capital Expenditures                             348      318      691      811

We delivered strong quarterly net income and cash flow driven by high commodity prices. This was offset by lower production, a stronger Canadian dollar and a one-time charge for stock-based compensation. In the second quarter, we recognized a non-cash expense of $54 million (after tax) as our shareholders approved the conversion of our stock option plan to a tandem option plan.

Record production in the second quarter of last year was unmatched as we sold assets in the third quarter of 2003 and experienced declines on some of our mature assets. In addition, delays in development drilling in the Gulf of Mexico and an unscheduled shutdown at Buffalo, offshore Australia, caused temporary shortfalls. With the tie-in of the third Aspen development well, current corporate production is over 250,000 boe/d and will continue to grow in the second half of the year. Production increases are expected to come with the tie-in of additional wells at Gunnison and more development drilling on the shelf in the Gulf of Mexico. Buffalo will also contribute when it is brought back on-stream in late July. We expect final production from Nigeria and Australia late in the year.

While the Canadian dollar has declined in value relative to the US dollar since year end, it still remains strong compared to the second quarter of 2003. With a stronger Canadian dollar, our foreign revenues and realized commodity prices, referenced in US dollars, were lower when translated to Canadian dollars. Despite the decrease in our sales revenue, we benefit to the extent our foreign operating costs and capital expenditures are also reduced when translated. Compared to the second quarter of 2003, the stronger Canadian dollar reduced our quarterly net income by approximately $25 million and our quarterly cash flow from operating activities by $35 million. In addition, most of our fixed-rate debt is denominated in US dollars so this debt is reduced with a strengthening Canadian dollar.

Note:
1 We evaluate our performance and that of our business segments based on earnings and cash flow from operations. Cash flow from operations is a non-GAAP term that represents cash generated from operating activities before changes in non-cash working capital and other. We consider it a key measure as it demonstrates our ability and the ability of our business segments to generate the cash flow necessary to fund future growth through capital investment and to repay debt. Cash flow from operations may not be comparable with the calculation of similar measures for other companies.

                                                 Three Months       Six Months
                                                 Ended June 30     Ended June 30
   (Cdn$ millions)                              2004      2003     2004     2003
   -----------------------------------------------------------------------------
   Cash Flow from Operating Activities            296      464      855      946
   Changes in Non-Cash Working Capital            164      (26)      44       40
   Other                                          (32)      14      (54)      29
                                              ----------------------------------
   Cash Flow from Operations                      428      452      845    1,015
                                              ==================================

Our core operations in Canada, the shallow-water Gulf of Mexico, and the Masila Block in Yemen continue to generate significant free cash flow. This allows us to pursue our strategic focus in the deep-water Gulf of Mexico, offshore West Africa, the Athabasca oil sands and the Middle East, and to continue to strengthen our balance sheet.


CAPITAL INVESTMENT

                                                              Three Months    Six Months
                                                              Ended June 30  Ended June 30
(Cdn$ millions)                                                2004   2003     2004  2003
-----------------------------------------------------------------------------------------
Development                                                     277    226      564   496
Exploration                                                      46     83       91   138
Acquisition of Remaining Interest in the Aspen Field             --     --       --   164
Chemicals, Corporate and Other                                   25      9       36    13
                                                          -------------------------------
                                                                348    318      691   811
                                                          ===============================

In the second quarter of 2004, we continued to advance our strategy with investment in our major development projects. These development projects at Long Lake and Syncrude in the Athabasca region, on Block 51 in Yemen and OPL-222 in Nigeria make up almost 40% of our total capital investment in the second quarter. While these projects have yet to contribute to our production and cash flow, the capital invested is not at risk. Over their lives, these projects are expected to generate attractive margins and low full-cycle finding and development costs. Total capital invested in these new growth development projects to date is over $800 million.

In addition to developing these projects, we also targeted new opportunities through on-going exploration and research into new technologies. Details of our capital programs are set out below.

                                                             Three Months    Six Months
                                                             Ended June 30  Ended June 30
(Cdn$ millions)                                               2004   2003    2004   2003
----------------------------------------------------------------------------------------
Yemen                                                           61     59     110    114
Canada                                                          32     30      89    127
Long Lake Synthetic Crude                                       68     20     110     56
Gulf of Mexico                                                  91    118     208    362
Other Countries                                                 23     34      40     50
Syncrude                                                        48     48      98     89
Chemicals, Corporate and Other                                  25      9      36     13
                                                          ------------------------------
                                                               348    318     691    811
                                                          ==============================

MIDDLE EAST

BLOCK 51
Development of our BAK-A field on East Al Hajr (Block 51) in Yemen is on schedule to commence early production in late 2004. To date, 16 of the 17 planned development wells have been drilled. The final one will be drilled in the third quarter. Contracts are currently being awarded for construction of the central processing facility, gathering system, and pipeline tieback to our Masila export system. Pipeline construction began in June. Full production from BAK-A is expected to commence during the second quarter of 2005 at 25,000 bbls/d. We have an 87.5% interest in East Al Hajr.

One exploration well was drilled on Block 51 during the quarter. The well will be tested at a future date. We plan to drill five additional independent prospects this year with the next exploration well to start drilling early in the third quarter.


ATHABASCA OIL SANDS

SYNTHETIC OIL AT LONG LAKE
Our Long Lake Synthetic Crude Oil project remains on schedule and on budget. We have focused on purchasing major equipment, materials and services; developing detailed schedules; site clearing and civil engineering work; and completing detailed engineering work.

To date, over 80% of the major equipment for the steam-assisted-gravity-drainage
(SAGD) production facilities and over 45% of the equipment for the upgrader have been purchased. Site clearing has been completed and rough grading is underway. Drilling of 65 SAGD well pairs for the project will start in the third quarter of 2004. Fabrication of the more than 700 equipment modules required by the project begins in the fourth quarter, with on-site mechanical work commencing in the first quarter of 2005.

The Long Lake project will develop and upgrade bitumen into a high-quality, light, sweet, premium synthetic crude oil. SAGD bitumen production is expected to commence in 2006, with 60,000 bbls/d of upgraded premium synthetic crude oil production (30,000 net to us) beginning in 2007. This project is the first phase in the development of our bitumen assets at Long Lake.


SYNCRUDE
Construction progress continues at Syncrude. The upgrader expansion (UE-1) is 48% complete with targeted completion by the end of 2005. The UE-1 program is part of the Stage 3 expansion that will add 110,000 barrels per day (8,000 net to us) of production. The Stage 3 expansion is expected to start-up in early 2006 at an estimated cost of $7.8 billion ($564 million net to us).


GULF OF MEXICO

ASPEN
The third development well at Aspen was completed and tied-in to existing infrastructure at the Bullwinkle platform during the quarter. Production began in early July bringing our total current field production up to 30,000 boe per day. As we continue to ramp-up production, the overall field rate will increase to approximately 36,000 equivalent barrels. We also purchased new 3D seismic data over the field to help provide better imaging of the field pays and to further evaluate opportunities in deeper sands.

GUNNISON
The sixth and seventh Gunnison development wells were completed during the quarter. The sixth well was brought on-stream in May as expected. On the seventh, we experienced complications as we encountered tar when the well was perforated. We are evaluating alternatives for remediation and expect to recomplete the well in the third quarter. The final three development wells will be tied-in during the second half of the year.

OTHER
Exploration activity during the second quarter was minimal as we focused our efforts on development activities at Aspen and Gunnison. We expect to drill a number of high-potential exploration wells in the Gulf of Mexico in the second half of the year. These include prospects at Crested Butte, three miles northwest of our Aspen field; Anduin in the Mississippi Canyon; and a deep-shelf test at Main Pass 240. We are finalizing our technical evaluation of a number of additional deep-shelf gas prospects and expect to begin drilling four or more of these before year end.

An exploration well on the Tobago prospect, on Alaminos Canyon Block 859 and the east half of Block 858, encountered commercial quantities of hydrocarbons but was temporarily plugged and abandoned. We expect Tobago to be part of a future Alaminos Canyon regional development.


WEST AFRICA
Offshore Nigeria, the Usan West-1 exploration well located on OPL-222 commenced drilling on May 17th. This well is four miles west of the main Usan field and is testing a separate structure. Results are expected during the third quarter. We anticipate two additional wells will be drilled on the block this year. We are working with our partners to finalize a field development plan for Usan by year end.

On OML-115, we will spud our Ameena prospect in mid-August, and if successful, we will move the rig and drill an appraisal well. Ameena is in 125 feet of water, approximately 40 miles offshore Nigeria.

On Block K, offshore Equatorial Guinea, we plan to drill two exploration prospects which are on trend with recent commercial discoveries directly to the north-east. The first well is expected to spud in September.


OTHER
CHEMICALS
Our Brandon expansion is well underway with an expected start-up in the fourth quarter. We are expanding this facility by 33% to 260,000 tonnes to replace higher cost capacity idled in 2002 at our Taft, Louisiana plant.

FINANCIAL RESULTS

CHANGE IN NET INCOME
                                                                                   2004 VS 2003
                                                                          Three Months          Six Months
(Cdn$ millions)                                                          Ended June 30        Ended June 30
------------------------------------------------------------------------------------------------------------
NET INCOME AT JUNE 30, 2003 (1)                                                    263                  514
                                                                         ===================================
    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, after royalties:
        Crude oil                                                                  (77)                 (82)
        Natural gas                                                                (21)                  (1)
      Crude oil sales volumes, after royalties                                       8                   10
      Realized commodity prices:
        Crude oil                                                                  116                   60
        Natural gas                                                                  2                  (39)
      Oil and gas operating expense:
        Conventional                                                                (2)                  (8)
        Syncrude                                                                     4                    5
      Marketing                                                                    (15)                 (48)
      Chemicals                                                                     (1)                   3
      General and administrative                                                    --                  (21)
      Interest expense                                                             (13)                 (27)
      Current income taxes                                                         (15)                 (12)
      Other                                                                        (10)                  (8)
                                                                         -----------------------------------
    Total Cash Variance                                                            (24)                (168)

    Non-Cash Items:
      Depreciation, depletion and amortization
        Oil and Gas                                                                 20                   25
        Other                                                                        4                    8
      Exploration expense                                                           13                   26
      General and administrative - stock based compensation                        (85)                 (87)
      Future income taxes                                                          (44)                   9
      Other                                                                         (4)                   8
                                                                         -----------------------------------
    Total Non-Cash Variance                                                        (96)                 (11)
                                                                         -----------------------------------
NET INCOME AT JUNE 30, 2004                                                        143                  335
                                                                         ===================================

Note:

(1) Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).


Significant variances in net income are explained further in the following sections.

OIL AND GAS

PRODUCTION (BEFORE ROYALTIES)

                                                                                  Three Months                Six Months
                                                                                  Ended June 30              Ended June 30
                                                                                2004          2003         2004          2003
-----------------------------------------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                                                      106.1         118.7        110.1         117.4
    Canada (1)                                                                  37.1          50.6         36.9          49.9
    Gulf of Mexico                                                              25.8          31.4         26.3          26.6
    Australia                                                                    2.4           5.8          3.4           6.9
    Other Countries                                                              5.2           6.0          5.0           6.1
    Syncrude                                                                    16.6          15.2         17.4          14.4
                                                                         -----------------------------------------------------
                                                                               193.2         227.7        199.1         221.3
                                                                         -----------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                                                       145           159          147           160
    Gulf of Mexico                                                               134           157          150           146
                                                                         -----------------------------------------------------
                                                                                 279           316          297           306
                                                                         -----------------------------------------------------
Total (mboe/d)                                                                   240           280          249           272
                                                                         =====================================================

PRODUCTION (AFTER ROYALTIES)

                                                                                   Three Months                Six Months
                                                                                   Ended June 30              Ended June 30
                                                                                2004          2003         2004          2003
------------------------------------------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                                                       54.1          59.3         54.1          57.4
    Canada (1)                                                                  28.8          39.1         28.7          38.2
    Gulf of Mexico                                                              22.7          28.0         23.1          23.5
    Australia                                                                    2.3           5.7          3.3           6.1
    Other Countries                                                              4.7           4.7          4.5           5.0
    Syncrude                                                                    16.4          15.1         17.3          14.3
                                                                         -----------------------------------------------------
                                                                               129.0         151.9        131.0         144.5
                                                                         -----------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                                                       117           124          118           124
    Gulf of Mexico                                                               114           132          128           123
                                                                         -----------------------------------------------------
                                                                                 231           256          246           247
                                                                         -----------------------------------------------------
Total (mboe/d)                                                                   167           195          172           186
                                                                         =====================================================

Note:

(1) 2003 includes the following oil production from discontinued operations (See Note 10 to our Unaudited Consolidated Financial Statements):

                                                                             Three             Six
                                                                      Months Ended    Months Ended
(mboe/d)                                                             June 30, 2003   June 30, 2003
----------------------------------------------------------------------------------------------------
Before Royalties                                                               9.2             9.5
After Royalties                                                                6.7             6.8
                                                                     -------------------------------

LOWER PRODUCTION DECREASED NET INCOME FOR THE QUARTER BY $98 MILLION
Production after royalties fell 14% from the second quarter of 2003 and 5% from the first quarter of 2004. Our 2003 production included volumes from our non-core Canadian light oil properties in southeast Saskatchewan that were sold in August 2003. Excluding these volumes, our production after royalties decreased 11%. The following table summarizes our production volume changes:

                                                                                                        Before         After
(mboe/d)                                                                                               Royalties     Royalties
------------------------------------------------------------------------------------------------------------------------------
Production, second quarter 2003                                                                            280          195
    Sale of non-core Canadian properties                                                                    (9)          (7)
                                                                                                    --------------------------
                                                                                                           271          188
    Base production changes:
      Masila Block in Yemen                                                                                (13)          (7)
      Canada                                                                                                (7)          (5)
      Gunnison in the Gulf of Mexico                                                                         9            8
      Shelf in the Gulf of Mexico                                                                           (4)          (3)
                                                                                                    --------------------------
                                                                                                           256          181
    Delayed development drilling - Aspen and the Shelf in the Gulf of Mexico                               (14)         (12)
    Unscheduled downtime at Buffalo in Australia                                                            (2)          (2)
                                                                                                    --------------------------
Production, second quarter 2004                                                                            240          167
                                                                                                    ==========================

While we were unable to match our record production levels of the second quarter in 2003, we have been positioning ourselves through activities in the Gulf of Mexico to increase production in the second half of the year. These production increases have already begun. Current production is over 250,000 equivalent daily barrels company-wide and we expect further growth in the second half of the year. Future production increases will come from Block 51 in 2005, Syncrude in 2006 and Long Lake in 2007.

MASILA BLOCK IN YEMEN
Second quarter production decreased 11% compared to 2003 given the maturity of the field and lower overall productivity from new wells drilled this year. As the field matures, we continue to drill more development wells and perform more field maintenance to combat the natural base declines. An additional service rig will be added to meet the demands of ongoing field maintenance.

CANADA
Our conventional assets in the Western Canadian Sedimentary Basin continue to mature. The August 2003 sale of non-core, light-oil properties in southeast Saskatchewan accounted for over 50% of the decrease from the second quarter of 2003. The remaining decrease reflects natural production rate declines as we continue to limit our investment in these mature assets. Through successful asset management, our second quarter production was similar to the first quarter of 2004 at 61,000 boe/d.

We expect our conventional production to remain relatively flat for the remainder of the year as we invest selectively to develop new production, continue to manage the fields and pursue optimization opportunities. However, we expect increases as our Long Lake project starts up with bitumen production in 2006 and synthetic crude in 2007.

GULF OF MEXICO
Quarterly production from the Gulf of Mexico was 13% lower than the first quarter and 17% lower than 2003 as we continued to manage declines on our conventional Shelf assets and, more recently, higher water cuts at Aspen.

Production rates from Aspen decreased to approximately 17,500 boes per day due to higher water production from Aspen-1 and downtime for the drilling, completion and tie-in of the third development well. We stabilized the water cut at Aspen-1 and we plan to remediate this well later this summer to further reduce water production.

In early July, we completed and tied-in the third development well at Aspen. With the third well on-stream, current production from Aspen has increased to around 30,000 boe/d. To complete the tie-in, we shut-in Aspen-1 and 2 for five days and moved production from both wells to a smaller flow line. Both wells will continue to flow at restricted rates until the third well is fully on-stream. As we continue to ramp-up production from the third development well, we expect overall field production will increase to approximately 36,000 boe/d, with further increases expected from the Aspen-1 work over.

We now have five producing wells at Gunnison, which delivered 8,600 boe/d of production during the quarter. We have experienced some temporary setbacks with one of our early wells sanding-off, after producing 75% of its expected reserves, and our seventh completion encountering tar on perforation. We expect to recomplete the sanded-off well and repair the seventh well in the third quarter. We plan to complete three additional wells during the third and fourth quarters increasing production rates to around 13,000 boe/d by year end.

Natural gas production from our shelf properties declined as development drilling was delayed. Our shelf drilling program commenced late in the second quarter. Development activities at Vermilion 302 and West Cameron 170 added about 3,000 boe/d to production early in the third quarter. On-going development activities at Vermilion 302 and West Cameron 170, as well as drilling at Vermilion 76 are expected to contribute further increases.

With the addition of the third Aspen development well, development drilling on the shelf, the tie-in of additional Gunnison wells and workover on Aspen-1, Gulf of Mexico production rates are expected to reach approximately 75,000 boe/d by year end.

OTHER COUNTRIES
Australia experienced an unscheduled shutdown in late May, which reduced quarterly production from first quarter levels by 47%. Production is expected to resume in late July. We expect final production from Australia and Nigeria later in the year.

Production from Colombia continued to increase as a result of our successful 2003 development program. Second quarter production of 4,700 bbls/d showed an increase of 15% compared to the first quarter.

SYNCRUDE
Syncrude year to date production is 21% higher than 2003. Syncrude achieved a new monthly production record in May, producing 8.4 million barrels with our share averaging 19,700 bbls/d. Maintenance and turnaround activities completed in 2003 have delivered greater operational reliability. Production was down slightly from the first quarter of 2004 as we completed planned minor turnarounds in April and June. We anticipate modest downtime for the remainder of the year, which will allow us to maintain production rates between 18,000 - 20,000 bbls/d (net to us).

COMMODITY PRICES
                                                                      Three Months                Six Months
                                                                      Ended June 30              Ended June 30
                                                                   2004          2003         2004          2003
-----------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                       38.32         28.91        36.73         31.39
                                                             ----------------------------------------------------
    Differentials (1) (US$/bbl):
    Masila                                                         4.05          3.64         3.93          3.62
    Heavy Oil                                                     11.62          7.13        10.74          7.68
    Mars                                                           4.89          3.35         4.77          3.86

    Realized Prices (Cdn$/bbl):
    Yemen                                                         45.88         35.86        43.80         40.72
    Canada                                                        36.18         30.95        34.36         35.08
    United States                                                 46.30         36.28        42.60         40.23
    Syncrude                                                      52.46         42.26        48.83         46.76
    Australia                                                     49.84         36.53        45.44         43.52
    Other Countries                                               44.75         34.74        41.54         40.72

    Corporate Average (Cdn$/bbl)                                  44.75         35.24        42.37         39.87
                                                             ----------------------------------------------------
NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)               6.16          5.74         5.94          6.03
    AECO (Cdn$/mcf)                                                6.45          6.63         6.36          7.07
                                                             ----------------------------------------------------
    Realized Prices (Cdn$/mcf):
    Canada                                                         5.97          5.85         5.74          6.30
    United States                                                  8.47          8.55         8.00          9.32

    Corporate Average (Cdn$/mcf)                                   7.17          7.18         6.88          7.75
                                                             ----------------------------------------------------

AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                     44.41         36.71        42.18         41.12
                                                             ----------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                  0.7358        0.6939       0.7472        0.6712
                                                             ----------------------------------------------------

Note:
(1)  These differentials are a discount to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $118 MILLION Both crude oil and natural gas commodity prices remained strong in the second quarter of 2004, with crude oil benchmark prices reaching record highs. The strength in reference prices was partially offset by the impact of the stronger Canadian dollar on our realized prices.

All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the strong Canadian dollar decreased net sales by approximately $40 million, and reduced our realized crude oil price by approximately $2.70 per barrel and our realized natural gas price by $0.40 per mcf.

CRUDE OIL REFERENCE PRICES
Crude oil prices remained strong in the second quarter with WTI averaging US$38.32 per barrel. Strength, as well as volatility, in the quarter has come from concerns around the growing terrorist threat in the Middle East, tight gasoline supplies in North America and the weakness of the US dollar relative to other major currencies. We saw WTI trade as low as US$33.30 per barrel in the quarter and as high as US$42.38 per barrel.

Record strength in WTI has come amid concerns over the security of Saudi Arabia's crude oil supply. With Saudi Arabia having the only spare capacity of any significance, events in that country have a marked impact on world crude oil prices. Recent terrorist attacks on oil facilities and targeted attacks on foreign oil workers have pushed WTI up above US$40 per barrel on several occasions.

OPEC's announced increase combined with a reported increase in gasoline supplies and the unwinding of long speculative positions led to a drop of almost US$6 per barrel for WTI over an eight-day period, the biggest crude oil price drop since March of 2003. Analysts, however, believe that OPEC's announced increase is largely irrelevant as the organization is already producing more than 500 thousand barrels per day above their new quota.

Supply concerns and speculation around those concerns will likely continue to support higher crude prices but will also continue to generate volatility. With the oil and gas industry currently trying to feed the fastest world economic growth in 20 years and worldwide surplus production capacity at record lows, events that threaten to disrupt even a small amount of supply can and have had a significant impact on world crude oil prices. The recent volatility seems likely to continue as speculators take advantage of instability resulting from recent world events.

Late in the quarter, Norway's labour dispute, gasoline refinery shutdowns in the US and Europe and more terrorist attacks in the Middle East pushed prices back towards the US$40 per barrel level. The early transfer of power in Iraq, the end of the Norwegian labour dispute and OPEC's assurance that quota increases would proceed seemed to temper the rise in prices. WTI settled back down between US$35-37 per barrel, but only temporarily. Concerns over terrorist attacks on Iraqi pipelines and the threatened bankruptcy of Yukos, which represents 20% of Russian crude oil production, recently pushed prices back above US$39 per barrel.

CRUDE OIL DIFFERENTIALS
Differentials remained wide in the second quarter of 2004 due mostly to the overall strength in market prices.

Overall, the heavy differential has widened due to the demand for lighter blends to feed the growing demand for gasoline, higher reference prices and unplanned maintenance at a number of refineries. In June, the heavy differential narrowed slightly as refinery turnarounds were completed.

Our Masila differential continued to track the Brent/WTI spread, which was largely consistent with first quarter levels. While the summer driving season in North America increased demand for WTI relative to Brent, the increased OPEC production brought more supply into the US market to meet the increased demand. This has kept the Brent/WTI spread largely unchanged this quarter. The Masila differential widened slightly in the year due to increased gasoline demand in southeast Asia. The demand for gasoline has fuelled demand for sweeter crudes, which reduces demand for sour crudes like Masila.

The Mars differential affects the pricing of our Aspen crude and has widened with the delivery of most of the increased OPEC production to the US Gulf Coast.

NATURAL GAS REFERENCE PRICES
North American natural gas prices increased in the second quarter of 2004. While demand and storage levels have returned to more normal levels, the strength of WTI has kept gas prices high. Injections have caused inventories to build, however concerns over the adequacy of supply for next winter are keeping prices strong.

OPERATING COSTS

                                                                                          Three Months           Six Months
                                                                                         Ended June 30         Ended June 30
(Cdn$/boe)                                                                               2004      2003        2004      2003
------------------------------------------------------------------------------------------------------------------------------
Operating Costs per boe based on our working interest production before royalties (1)

    Conventional Oil and Gas (2)                                                         5.03      4.23        4.90      4.30
    Synthetic Crude Oil
      Syncrude                                                                          20.01     24.04       18.65     24.44
    Total Oil and Gas (2)                                                                6.06      5.32        5.86      5.39
                                                                                   -------------------------------------------
Operating Costs per boe based on our net production after royalties
    Conventional Oil and Gas (2)                                                         7.42      6.33        7.33      6.45
    Synthetic Crude Oil
      Syncrude                                                                          20.21     24.23       18.83     24.62
    Total Oil and Gas (2)                                                                8.66      7.71        8.48      7.85
                                                                                   -------------------------------------------

Notes:
(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

(2) 2003 operating costs include results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

HIGHER CONVENTIONAL OIL AND GAS OPERATING COSTS REDUCED NET INCOME FOR THE QUARTER BY $2 MILLION
Higher costs associated with late-life barrels in Australia, increased water handling and maintenance activity in Yemen and Canada, and fixed costs and remediation activity in the Gulf of Mexico increased our corporate unit operating costs.

Offshore Australia, lower volumes put pressure on unit operating costs, increasing our corporate unit costs by 35(cent) per boe. With fixed costs spread over fewer barrels in Australia, our unit operating costs increased. Unit cost savings will be realized when the production of these higher cost barrels in Australia comes to an end later this year. Higher water handling and disposal costs, coupled with increased maintenance and workover activity in Yemen and Canada increased our corporate unit operating costs by 65(cent) per boe for the quarter. With fewer barrels in the US Gulf of Mexico, fixed costs contributed a 10(cent) per boe increase in corporate unit costs.

The strength of the Canadian dollar reduced our US-dollar denominated operating costs, lowering our corporate unit costs by 20(cent) per boe.

LOWER OPERATING EXPENSE AT SYNCRUDE INCREASED NET INCOME FOR THE QUARTER
BY $4 MILLION
Less maintenance activity at Syncrude decreased synthetic operating costs by 17%, contributing 35(cent) per boe of savings to corporate unit costs. However, as more expensive Syncrude barrels were a larger portion of our total corporate production in the second quarter, our corporate unit operating costs increased by 20(cent) per boe. With greater operational reliability expected this year, Syncrude unit operating costs should be between $18 and $19 per barrel for the year including energy costs.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

                                                                                          Three Months           Six Months
                                                                                         Ended June 30         Ended June 30
(Cdn$/boe)                                                                               2004      2003        2004      2003
------------------------------------------------------------------------------------------------------------------------------
DD&A per boe based on our working interest production before royalties (1)
    Conventional Oil and Gas (2)                                                         7.65      7.42        7.48      7.43
    Synthetic Crude Oil
      Syncrude                                                                           2.81      2.48        2.73      2.57
    Average Oil and Gas (2)                                                              7.32      7.16        7.15      7.17
                                                                                   -------------------------------------------

DD&A per boe based on our net production after royalties
    Conventional Oil and Gas (2)                                                        11.28     10.83       11.19     11.13
    Synthetic Crude Oil
      Syncrude                                                                           2.84      2.50        2.76      2.60
    Average Oil and Gas (2)                                                             10.46     10.19       10.35     10.47
                                                                                   -------------------------------------------

Notes:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) 2003 DD&A includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).


LOWER OIL AND GAS DD&A INCREASED NET INCOME FOR THE QUARTER BY $20 MILLION

Although lower oil and gas DD&A increased net income in total, our corporate depletion rate increased. Depletion for Yemen increased our corporate rate 65(cent) per boe as the Block 59 signing bonus was amortized in the quarter. Higher depletion from our more capital-intensive deep water properties in the US Gulf of Mexico increased corporate rates by 45(cent).

Offsetting the increase was the benefit from the strong Canadian dollar as the depletion of our US and international assets are denominated in US dollars. This lowered our depletion rate by 30(cent) per boe. As well, our Canadian heavy oil properties were written down at year end and both Australia and Nigeria are nearly fully depleted. The write down of our Canadian heavy oil properties reduced our depletion rate by 30(cent) per boe, while Australia and Nigeria contributed a combined reduction of 35(cent).

Syncrude depletion rates increased reflecting the depletable costs of the Aurora 2 bitumen train which came into service in late 2003.

EXPLORATION EXPENSE (1)

                                                                                      Three Months             Six Months
                                                                                     Ended June 30           Ended June 30
(Cdn$ millions)                                                                      2004      2003         2004        2003
----------------------------------------------------------------------------------------------------------------------------
Seismic                                                                                 7        11           25          24
Unsuccessful Exploration Drilling                                                      --        11           --          24
Other                                                                                  19        17           29          32
                                                                            ------------------------------------------------
Total Exploration Expense                                                              26        39           54          80
                                                                            ================================================
Total Exploration Capital                                                              46        83           91         138
Exploration Expense as a % of Exploration Capital (%)                                  57        47           59          58
                                                                            ------------------------------------------------

Note:
(1) 2003 exploration expense for the six months ended June 30 includes $1 million relating to discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).


LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $13 MILLION Our exploration efforts were primarily focused on seismic acquisition with data gathered offshore West Africa to help evaluate the potential of the offshore shelf and deep water areas of the Niger delta. We also acquired additional data on the Aspen field in the Gulf of Mexico to provide better imaging for the evaluation of field pays and deeper potential. Our exploration drilling is expected to increase during the second half of the year.

OIL AND GAS MARKETING

                                                                                   Three Months                Six Months
                                                                                  Ended June 30              Ended June 30
(Cdn$ millions)                                                                 2004         2003         2004          2003
------------------------------------------------------------------------------------------------------------------------------
    Marketing Revenue, net                                                       112          114          259           295
    Transportation                                                              (116)        (102)        (232)         (221)
    Other                                                                         (1)          (2)          (2)           (1)
                                                                         -----------------------------------------------------
Contribution from Marketing                                                       (5)          10           25            73
                                                                         =====================================================

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                           471          487          443           479
    Natural Gas (mmcf/d)                                                       4,470        2,797        4,589         3,036

Value-at-Risk
    Quarter-end                                                                   35           18           35            18
    High                                                                          36           25           36            31
    Low                                                                           22           18           17            16
    Average                                                                       29           21           25            21
                                                                         -----------------------------------------------------


LOWER CONTRIBUTION FROM MARKETING REDUCED NET INCOME BY $15 MILLION
We use gas storage positions to take advantage of higher winter gas prices and we mitigate the price risk on our gas inventory by using matching futures contracts to lock-in profits. While the futures contracts are marked to market each period, our gas inventory is carried at the lower of cost or net realizable value. In the second quarter, we built a 20 bcf gas position for this purpose. With prices rising in the second quarter, our storage position increased in value while the futures contracts lost value. We are not able to recognize the value increase on our inventory as we are required to carry our inventory at cost until it is sold. We are, however, required to recognize losses on the futures contracts to the extent we have not designated them as accounting hedges of our inventory. At June 30, 2004, we had unrecognized gains on our inventory of $21 million. This excess of fair value over carrying value will be recognized in our future earnings as the inventory is sold.

Our gas in storage at the end of the quarter was 55% higher than at June 30, 2003, which caused us to have more futures contract volumes in place to mitigate our price risk on this storage position. As a result, our exposure to mark to market losses on our futures contracts increased. Gains on our storage positions which offset these losses will be recognized when the positions are settled.

COMPOSITION OF NET MARKETING REVENUE

                                                                                   Three Months                Six Months
                                                                                   Ended June 30              Ended June 30
(Cdn$ millions)                                                                 2004          2003         2004          2003
------------------------------------------------------------------------------------------------------------------------------
Derivative Energy Contracts                                                       (6)           7            19           63
Non-Derivative Energy Contracts                                                    1            3             6           10
                                                                         -----------------------------------------------------
                                                                                  (5)          10            25           73
                                                                         =====================================================

DERIVATIVE ENERGY CONTRACTS
Our marketing operation engages in crude oil and natural gas marketing activities to enhance prices from the sale of our own production, and for energy marketing and trading. We enter into contracts to purchase and sell crude oil and natural gas. These derivative energy contracts are valued as described in the MD&A included in our 2003 Annual Report on Form 10-K.

FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS
At June 30, 2004, the fair value of our derivative energy contracts not designated as accounting hedges totalled $72 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                            MATURITY
------------------------------------------------------------------------------------------------------------------------------
                                                         less than                                      more than
                                                            1 year      1-3 years        4-5 years        5 years       Total
                                                          --------------------------------------------------------------------
Prices
    Actively Quoted Markets                                     27              1               --            --           28
    From Other External Sources                                 30             22               (3)           (5)          44
    Based on Models and Other Valuation Methods                 --             --               --            --           --
                                                          --------------------------------------------------------------------
Total                                                           57             23               (3)           (5)          72
                                                          ========================================= ==========================

More than 79% of the unrealized gain is related to contracts that will settle within 12 months. Contract maturities vary from a single day up to six years. Those maturing beyond one year are primarily from natural gas related positions. The relatively short maturity position of our contracts lowers our portfolio risk.

At June 30, 2004, the unrecognized losses on our derivative energy contracts designated as accounting hedges of the future sale of our gas inventory netted to $nil. These contracts were valued from actively quoted markets and settle within 12 months.

CHANGES IN FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

                                                                                                       Contracts
                                                               Contracts         Contracts          Entered into
                                                          Outstanding at      Entered into         During Period
                                                            Beginning of        and Closed       and Outstanding
(Cdn$ millions)                                                   Period     During Period (2)  at End of Period       Total
-----------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2003                                      106                --                    --         106
   Change in Fair Value of Contracts                                 (10)               --                    29          19
   Net Losses (Gains) on Contracts Closed                            (53)               --                    --         (53)
   Changes in Valuation Techniques and Assumptions (1)                --                --                    --          --
                                                          -------------------------------------------------------------------
Fair Value at June 30, 2004                                           43                --                    29          72
                                                          ===================================================================
Unrecognized Losses (Gains) on Hedges of Future Sale
   of Gas Inventory at June 30, 2004                                                                                      --
                                                                                                              ---------------
Total Outstanding at June 30, 2004                                                                                        72
                                                                                                              ===============

Note:
(1)  Our valuation methodology has been applied consistently in each period.
(2) Gains of $21 million were realized on contracts entered into and closed during the first quarter of 2004, while losses of $21 million were realized during the second quarter of 2004.

TOTAL CARRYING VALUE OF DERIVATIVE ENERGY CONTRACTS

                                                                   June 30     December 31
(Cdn$ millions)                                                       2004            2003
-------------------------------------------------------------------------------------------
Current Assets                                                         135            102
Non Current Assets                                                      54             63
                                                            -------------------------------
   Total Derivative Energy Contract Assets                             189            165
                                                            ===============================

Current Liabilities                                                     78             34
Non Current Liabilities                                                 39             25
                                                            -------------------------------
   Total Derivative Energy Contract Liabilities                        117             59
                                                            ===============================

Total Derivative Energy Contract Net Assets (1)                         72            106
                                                            ===============================

Note:
(1)  Does not include derivative energy contracts accounted for as hedges.


NON-DERIVATIVE ENERGY CONTRACTS
We enter into fee for service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facility. We earned $1 million from our non-derivative energy activities in the second quarter (2003 - $3 million) and $6 million (2003 - $10 million) year to date.

CHEMICALS

LOWER CASH FLOW FROM CHEMICALS DECREASED NET INCOME BY $1 MILLION
Higher sales volumes and higher prices in North America and Brazil were offset by the effect of the stronger Canadian dollar. Sales volumes increased 4% during the quarter compared to 2003 but the strong Canadian dollar reduced US-dollar denominated sales by 2%. Operating costs have increased as a result of the higher sales volumes but we are not benefiting from foreign exchange savings on these costs as they are denominated primarily in Canadian dollars.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                    Three Months                 Six Months
                                                                    Ended June 30               Ended June 30
(Cdn$ millions)                                                   2004         2003          2004          2003
----------------------------------------------------------------------------------------------------------------
General and Administrative                                         130           45           190           82
                                                            ----------------------------------------------------

HIGHER COSTS DECREASED QUARTERLY NET INCOME BY $85 MILLION
Our quarterly G&A costs before considering the modification of our stock option plan are largely unchanged. During the quarter, our shareholders approved the modification of our stock option plan to a tandem option plan, which gives the option holder the choice of receiving cash or stock upon exercise. The adoption of this plan created a one-time increase to our G&A expense in the second quarter of $82 million ($54 million, after tax) which represents the in-the-money amount of our stock options on a graded vesting basis.

The majority of the year to date increase relates to higher variable compensation. Our average share price for the first half of the year was $50.52 per share compared to $31.81 in 2003. An increasing share price increases the cost of our stock appreciation rights program. Most of this increase took place in the first quarter of this year.

INTEREST AND FINANCING COSTS

                                                                      Three Months                Six Months
                                                                      Ended June 30              Ended June 30
(Cdn$ millions)                                                      2004       2003           2004          2003
-----------------------------------------------------------------------------------------------------------------
Interest                                                               47         36             96            72
    Less: Capitalized Interest                                         (9)       (11)           (16)          (19)
                                                            -----------------------------------------------------
Net Interest Expense                                                   38         25             80            53
                                                            =====================================================

HIGHER INTEREST EXPENSE REDUCED QUARTERLY NET INCOME BY $13 MILLION
In late 2003 and early 2004, we refinanced our preferred securities with lower cost debt. As a result, dividends on the preferred securities have been replaced with interest expense on our new debt. This increase in interest expense has been partially offset by the strong Canadian dollar, which lowered our US-dollar denominated interest expense by $3 million in the quarter. The replacement of our preferred securities with subordinated debt has reduced our overall cost of financing by almost 20%.

                                                                     Three Months                Six Months
                                                                     Ended June 30              Ended June 30
(Cdn$ millions)                                                   2004          2003         2004          2003
----------------------------------------------------------------------------------------------------------------
Interest                                                            47            36           96            72
Dividends on Preferred Securities                                   --            16            3            34
                                                            ----------------------------------------------------
Total Financing Cost                                                47            52           99           106
                                                            ====================================================

Effective Interest Rate (%)                                        6.8           8.4          6.9           8.4
                                                            ----------------------------------------------------

INCOME TAXES

                                                                     Three Months                Six Months
                                                                     Ended June 30              Ended June 30
(Cdn$ millions)                                                   2004          2003         2004          2003
----------------------------------------------------------------------------------------------------------------
Current                                                             63            48          116           104
Future                                                               3           (45)          21            20
                                                            ----------------------------------------------------
Provision for Income Taxes                                          66             3          137           124
                                                            ====================================================

Effective Tax Rate (%)                                              32             1           29            20
                                                            ----------------------------------------------------

EFFECTIVE TAX RATE FOR THE QUARTER INCREASES FROM 1% TO 32%
The low effective tax rate for the second quarter of 2003 was the result of a reduction in tax rates for Canadian resource activities, which resulted in a recovery of future income taxes of $76 million. In 2004, a 1% corporate income tax rate reduction in Alberta resulted in a $15 million recovery of future income taxes in the first quarter. Our effective tax rate for 2004 is expected to be 31%.

Current income taxes include cash taxes in Yemen of $57 million (2003 - $48 million) for the quarter and $103 million (2003 - $99 million) year to date. Our current income tax provision also includes current and alternative minimum tax and state taxes in the US and capital taxes in Canada.

LIQUIDITY

CAPITAL STRUCTURE

                                                                                                     June 30     December 31
(Cdn$ millions)                                                                                         2004            2003
--------------------------------------------------------------------------------------------- --------------- ---------------
Bank Debt                                                                                                  -              -
Long-Term Debt                                                                                         2,566          2,776
                                                                                              --------------- ---------------
                                                                                                       2,566          2,776
Less: Current Assets                                                                                  (2,803)        (2,859)
Plus: Current Liabilities                                                                              1,757          1,460
                                                                                              --------------- ---------------
                                                                                              --------------- ---------------
Net Debt (1)                                                                                           1,520          1,377
Preferred and Subordinated Securities                                                                     33            364
                                                                                              --------------- ---------------
                                                                                              --------------- ---------------
Net Debt, including Preferred and Subordinated Securities                                              1,553          1,741
                                                                                              =============== ===============
                                                                                              =============== ===============

Shareholders' Equity (2, 3)                                                                            2,528          2,390
                                                                                              =============== ===============

Notes:
(1)  Long-term debt less working capital.
(2) Shareholders' equity includes preferred securities of $331 million (US$217 million) at December 31, 2003 and the equity component of the subordinated securities of $33 million (US$25 million) at June 30, 2004 and December 31,
     2003. Under US generally accepted accounting principles, these are considered long-term debt.
(3) At June 30, 2004, there were 128,870,800 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by the issuance of common shares at our option after November 8, 2008. The number of shares to be issued will depend upon the common share price on the redemption date.

In February 2004, we redeemed US$217 million of preferred securities and repaid
US$225 million of senior notes, which reduced shareholders' equity and debt, respectively. We took advantage of the low interest rate environment in 2003 and financed these repayments by issuing US$960 million of public debt in the fourth quarter. Shareholders' equity remains strong with solid financial results and $109 million of proceeds from the issuance of common shares. Proceeds from the issuance of common shares are primarily from the exercise of employee stock options.



CHANGE IN WORKING CAPITAL

                                                                June 30    December 31      Increase/
(Cdn$ millions)                                                    2004           2003     (Decrease)
------------------------------------------------------------------------------------------------------
Cash and Short-Term Investments                                     839          1,087           (248)
Accounts Receivable                                               1,590          1,423            167
Inventories and Supplies                                            350            270             80
Accounts Payable and Accrued Liabilities                         (1,707)        (1,404)          (303)
Other                                                               (26)            23            (49)
                                                            ------------------------------------------
                                                                  1,046          1,399           (353)
                                                            ==========================================

Cash and short-term investments decreased with the redemption of our preferred securities and the repayment of our senior notes in February 2004. These repayments were offset in part by our solid year to date cash flow from operations and proceeds received on the exercise of employee stock options. Oil and gas receivables increased since year end primarily due to stronger commodity prices. Marketing receivables increased during the quarter as a result of stronger commodity prices and higher natural gas marketing and trading activity.

The increase in inventory and supplies since year end was caused by higher gas volumes in storage. Inventory levels for marketing tend to increase in the spring and summer and are withdrawn during the winter months. Higher field inventory levels in Yemen reflect the build up of supplies that will be used in our Block 51 development program later this year.

Accounts payable and accrued liabilities are higher as a result of higher capital accruals for our Long Lake project and our third development well at Aspen. The $85 million obligation related to our tandem option plan recognized during the quarter also increased our accrued liabilities. Marketing payables increased as a result of higher natural gas marketing and trading activity and the building of our storage position.

The decrease in other was related to the prepayment of natural gas inventory in storage in December. This was included in inventory during the first quarter.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Since December 31, 2003, we have successfully reduced net debt, including preferred and subordinated securities by $188 million:

                                                                  Six Months
(Cdn$ millions)                                                Ended June 30
-----------------------------------------------------------------------------
Capital Expenditures                                                     (691)
Cash Flow from Operations                                                 845
                                                            -----------------
                                                                          154
Dividends on Preferred Securities and Common Shares                       (29)
Issue of Common Shares                                                    109
Other                                                                     (46)
                                                            -----------------
Decrease in Net Debt, including Preferred and
  Subordinated Securities                                                 188
                                                            =================

OUTLOOK FOR REMAINDER OF 2004

Our full-year production outlook is 255,000 - 275,000 boe/d before royalties. While our outlook remains consistent with previous guidance, we now expect to be at or slightly below the lower end of the range given recent setbacks and delays. We expect to generate approximately $1.7 billion in cash flow from operations in 2004 assuming the following for the remainder of the year:


--------------------------------------------------------------------
WTI (US$/bbl)                                                 30.00
NYMEX natural gas (US$/mmbtu)                                  4.25
US to Canadian dollar exchange rate                            0.75

Our 2004 capital investment program has been increased from $1.8 billion to $1.9 billion.

Our future liquidity remains strong given our increasing cash flow from operations and the ongoing strength of our balance sheet. We continue to maintain a strong cash position and $1.7 billion of undrawn committed credit facilities. As a result, we have the necessary resources to fund our capital programs, dividend requirements and debt repayments, as well as the obligations that arise from our day-to-day operations. We declared common share dividends of $0.10 per share in the first and second quarters.


CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2003 Annual Report on Form 10-K. During the quarter, we added $365 million of purchase commitments related to the development of our Long Lake project in northern Alberta. Approximately 30% of the obligation has been incurred as the related work was completed.


CONTINGENCIES
There are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations. These matters are described in LEGAL PROCEEDINGS in Item 3 contained in our 2003 Annual Report on Form 10-K. There have been no significant developments since year end.


NEW ACCOUNTING PRONOUNCEMENTS
In November 2003, the CICA approved an amendment to S.3860, FINANCIAL INSTRUMENTS - DISCLOSURE AND PRESENTATION to clarify the difference between an equity and liability instrument. An equity instrument exists only when an instrument is settled in shares. This amendment is effective for fiscal years beginning on or after November 1, 2004. Once adopted, the equity component of our subordinated securities would be reclassified from equity to long-term debt, and the dividends paid would be classified as interest expense. Adoption of this amendment at June 30, 2004, would increase long-term debt by $33 million and decrease subordinated securities by $33 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to all of the normal market risks inherent within the oil and gas and chemicals business, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We manage our operations to minimize our exposure, as described in our 2003 Annual Report on Form 10-K. Our sensitivities to key market risks for 2004 are as follows:

                                                                           Cash Flow               Net
(Cdn$ millions)                                                      from Operations            Income
-------------------------------------------------------------------------------------------------------
Estimated 2004 impact:
    Crude Oil - US$1.00/bbl change in WTI                                         55                40
    Natural Gas - US$0.50/mcf change in NYMEX                                     63                40
    Foreign Exchange - $0.01 change in Cdn dollar to US dollar                    27                13
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


CHANGES IN INTERNAL CONTROLS
We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control over financial reporting during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual General and Special Meeting of Shareholders was held on May 4, 2004. The following actions were taken at the Meeting, for which proxies were solicited pursuant to Section 85 of the Securities Act (Ontario).

(a) All eleven nominees proposed by management for election to the Board of Directors were elected by a vote of:

      Director                                      Total Votes For
      --------------------------------------------------------------
      Charles W. Fischer                                 91,605,590
      Dennis G. Flanagan                                 91,862,489
      David A. Hentschel                                 91,853,639
      S. Barry Jackson                                   91,613,701
      Kevin J. Jenkins                                   91,611,489
      Eric P. Newell, O.C.                               91,613,901
      Thomas C. O'Neill                                  91,861,901
      Francis M. Saville, Q.C.                           91,862,001
      Richard M. Thomson, O.C.                           91,614,001
      John M. Willson                                    91,862,481
      Victor J. Zaleschuk                                75,575,157

(b) The appointment of Deloitte & Touche LLP, Chartered Accountants, to serve as the independent auditors for 2004 was approved by a vote of 91,654,184 (99.68%) for and 292,595 (0.32%) withheld.

(c) The confirmation, without amendment, of By-Law No. 2 and the repeal of By-Law No. 1 were approved by a vote of 74,531,261 (80.98%) for and 17,504,045 (19.02%) against.

(d) The reservation of 2,750,000 additional common shares for issue under the Stock Option Plan was approved by a vote of 63,445,497 (70.84%) for and 26,119,970 (29.16%) against.

(e) The amendments to the Stock Option Plan, including the conversion to a Tandem Option Plan, were approved by a vote of 65,391,252 (73.01%) for and 24,171,330 (26.99%) against.

(f) The shareholder proposal for the use of performance and time-based restricted shares for future senior executive equity compensation plans was defeated by a vote of 22,555,926 (25.20%) for and 66,955,034 (74.80%)
      against.

(g) The shareholder proposal for the issue of a climate change risks and liabilities report was defeated by a vote of 1,751,959 (1.96%) for and 87,756,321 (98.04%) against.


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

(b)   REPORTS ON FORM 8-K

During the quarter ended June 30, 2004, we filed or furnished the following reports on Form 8-K:

o On May 4, 2004, we furnished a current report on Form 8-K under item 12 to furnish our press release announcing our first quarter results for fiscal 2004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 19, 2004.


                                        NEXEN INC.


                                        /s/ Charles W. Fischer
                                        -----------------------------------
                                        Charles W. Fischer
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                        /s/ Michael J. Harris
                                        -----------------------------------
                                        Michael J. Harris
                                        Controller
                                        (Principal Accounting Officer)