Form 10-Q
period 2004-09-30
NEXEN INC
filed 2004-10-18
CIK 16873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from.............to..........


                          COMMISSION FILE NUMBER 1-6702


                               [GRAPHIC OMITTED]

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

                         Yes  [X]                No   [_]


On September 30, 2004, there were 129,018,817 common shares issued and outstanding.

================================================================================

                                    NEXEN INC.

                                      INDEX


PART I         FINANCIAL INFORMATION                                        PAGE

    Item 1.    Unaudited Consolidated Financial Statements ................... 3

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................25

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....43

    Item 4.    Controls and Procedures........................................43


PART II        OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders............44

    Item 6.    Exhibits and Reports on Form 8-K...............................44


This report should be read in conjunction with our 2003 Annual Report on Form 10-K and with our current reports on Form 8-K filed or furnished on February 5, February 13, February 23, May 4 and July 15, 2004.


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

On September 30, 2004, the noon-day exchange rate for Cdn$1.00 was US$0.7912 as reported by the Bank of Canada.

                                  PART I


ITEM 1.     UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                             TABLE OF CONTENTS


Unaudited Consolidated Statement of Income
for the Three and Nine Months Ended September 30, 2004 and 2003................4

Unaudited Consolidated Balance Sheet
as at September 30, 2004 and December 31, 2003.................................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Nine Months Ended September 30, 2004 and 2003................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Nine Months Ended September 30, 2004 and 2003..........................7

Notes to Unaudited Consolidated Financial Statements...........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions, except per share amounts

                                                                     THREE MONTHS                NINE MONTHS
                                                                   ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                                    2004         2003          2004         2003
-----------------------------------------------------------------------------------------------------------------
                                                                             Restated                   Restated
                                                                                  for                        for
                                                                            Change in                  Change in
                                                                           Accounting                 Accounting
                                                                           Principles                 Principles
                                                                               Note 1                     Note 1
REVENUES
    Net Sales                                                       837           716        2,359         2,248
    Marketing and Other (Note 9)                                    147           131          439           451
                                                                  -----------------------------------------------
                                                                    984           847        2,798         2,699
                                                                  -----------------------------------------------
EXPENSES
    Operating                                                       205           184          596           570
    Transportation and Other                                        122           107          389           357
    General and Administrative (Note 6)                              57            44          247           126
    Depreciation, Depletion and Amortization (Note 1)               181           190          541           566
    Exploration                                                      54            30          108           109
    Interest (Note 4)                                                35            23          115            76
                                                                  -----------------------------------------------
                                                                    654           578        1,996         1,804
                                                                  -----------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               330           269          802           895
                                                                  -----------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                          73            60          189           164
    Future                                                           37            31           58            51
                                                                  -----------------------------------------------
                                                                    110            91          247           215
                                                                  -----------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                               220           178          555           680
    Net Income from Discontinued Operations (Note 10)                --             3           --            15

                                                                  -----------------------------------------------

NET INCOME                                                          220           181          555           695
    Dividends on Preferred Securities, Net of Income Taxes           --            10            2            31
                                                                  -----------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                      220           171          553           664
                                                                  ===============================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 7)                                                  1.70         1.36          4.31         5.26
                                                                  ===============================================

    Diluted (Note 7)                                                1.69         1.35          4.25         5.22
                                                                  ===============================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)                                                  1.70         1.38          4.31         5.38
                                                                  ===============================================

    Diluted (Note 7)                                                1.69         1.37          4.25         5.34
                                                                  ===============================================

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                     SEPTEMBER 30      DECEMBER 31
                                                                             2004             2003
---------------------------------------------------------------------------------------------------
                                                                                      Restated for
                                                                                         Change in
                                                                                        Accounting
                                                                                        Principles
                                                                                            Note 1
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                                         866            1,087
      Accounts Receivable (Note 2)                                          1,549            1,423
      Inventories and Supplies (Note 3)                                       400              270
      Other                                                                    42               79
                                                                     ------------------------------
         Total Current Assets                                               2,857            2,859
                                                                     ------------------------------

    PROPERTY, PLANT AND EQUIPMENT (Note 1)
      Net of Accumulated Depreciation, Depletion and
         Amortization of $5,310 (December 31, 2003 - $4,907)                4,950            4,550
    GOODWILL                                                                   36               36
    FUTURE INCOME TAX ASSETS                                                   88              108
    DEFERRED CHARGES AND OTHER ASSETS                                         192              153
                                                                     ------------------------------

                                                                            8,123            7,706
                                                                     ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Current Portion of Long-Term Debt (Note 4)                               --              291
      Accounts Payable and Accrued Liabilities                              1,768            1,404
      Accrued Interest Payable                                                 37               44
      Dividends Payable                                                        13               12
                                                                     ------------------------------
         Total Current Liabilities                                          1,818            1,751
                                                                     ------------------------------

    LONG-TERM DEBT (Note 4)                                                 2,438            2,485
    FUTURE INCOME TAX LIABILITIES (Note 1)                                    752              707
    ASSET RETIREMENT OBLIGATIONS (Note 1)                                     309              305
    DEFERRED CREDITS AND LIABILITIES                                          113               68
    SHAREHOLDERS' EQUITY (Note 6)
      Preferred and Subordinated Securities                                    33              364
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2004 - 129,018,817 shares
                           2003 - 125,606,107 shares                          629              513
      Contributed Surplus                                                      --                1
      Retained Earnings (Note 1)                                            2,179            1,631
      Cumulative Foreign Currency Translation Adjustment                     (148)            (119)
                                                                     ------------------------------
         Total Shareholders' Equity                                         2,693            2,390
                                                                     ------------------------------

COMMITMENTS AND CONTINGENCIES (Note 11)
                                                                            8,123            7,706
                                                                     ==============================

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                    THREE MONTHS                NINE MONTHS
                                                                 ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                                  2004         2003          2004         2003
---------------------------------------------------------------------------------------------------------------
                                                                        Restated for              Restated for
                                                                           Change in                 Change in
                                                                          Accounting                Accounting
                                                                          Principles                Principles
                                                                              Note 1                    Note 1
 OPERATING ACTIVITIES
    Net Income from Continuing Operations                          220           178          555          680
    Net Income from Discontinued Operations                         --             3           --           15
    Charges and Credits to Income not Involving Cash (Note 8)      234           223          690          645
    Exploration Expense                                             54            30          108          109
    Changes in Non-Cash Working Capital (Note 8)                   (55)         (125)         (99)        (165)
    Other                                                          (35)          (13)          19          (42)
                                                                 ----------------------------------------------
                                                                   418           296        1,273        1,242

FINANCING ACTIVITIES
    Proceeds from (Repayment of) Term Credit Facilities, Net        --            (9)          --           91
    Repayment of Long-Term Debt (Note 4)                            --            --         (300)          --
    Proceeds from (Repayment of) Short-Term Borrowings, Net         --           (19)          --          (18)
    Redemption of Preferred Securities (Note 6)                     --            --         (289)          --
    Dividends on Preferred Securities                               --           (16)          (3)         (50)
    Dividends on Common Shares                                     (13)           (9)         (39)         (27)
    Issue of Common Shares                                           7            21          116           31
                                                                 ----------------------------------------------
                                                                    (6)          (32)        (515)          27

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                 (362)         (277)      (1,017)        (911)
      Proved Property Acquisitions                                  --            --           --         (164)
      Chemicals, Corporate and Other                               (33)           (9)         (69)         (22)
    Proceeds on Disposition of Assets                                6           268           10          268
    Changes in Non-Cash Working Capital (Note 8)                    45            15          107          (16)
    Other                                                           (6)           --          (20)          --
                                                                 ----------------------------------------------
                                                                  (350)           (3)        (989)        (845)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND SHORT-TERM INVESTMENTS                                     (35)            1           10         (129)
                                                                 ----------------------------------------------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS              27           262         (221)         295

CASH AND SHORT-TERM INVESTMENTS - BEGINNING OF PERIOD              839            92        1,087           59
                                                                 ----------------------------------------------

CASH AND SHORT-TERM INVESTMENTS - END OF PERIOD                    866           354          866          354
                                                                 ==============================================

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
Cdn$ millions

                                                                                                                      CUMULATIVE
                                                         PREFERRED                                                       FOREIGN
                                                               AND                                                      CURRENCY
                                                      SUBORDINATED          COMMON    CONTRIBUTED       RETAINED     TRANSLATION
                                                        SECURITIES          SHARES        SURPLUS       EARNINGS      ADJUSTMENT
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Restated for
                                                                                                       Change in
                                                                                                      Accounting
                                                                                                      Principles
                                                                                                          Note 1
DECEMBER 31, 2003                                              364            513              1           1,659            (119)
    Retroactive Adjustment for Change in
      Accounting Principles (Note 1)                            --             --             --             (28)             --
    Exercise of Stock Options                                   --             90             --              --              --
    Issue of Common Shares                                      --             26             --              --              --
    Redemption of Preferred Securities (Note 6)               (331)            --             --              --              --
    Gain on Redemption of Preferred Securities,
      Net of Income Taxes (Note 6)                              --             --             --              34              --
    Net Income                                                  --             --             --             555              --
    Dividends on Preferred Securities,
      Net of Income Taxes                                       --             --             --              (2)             --
    Dividends on Common Shares                                  --             --             --             (39)             --
    Stock Option Expense prior to
      Modification to Tandem Options                            --             --              2              --              --
    Modification of Stock Options
      to Tandem Options (Note 6)                                --             --             (3)             --              --
    Translation Adjustment,
      Net of Income Taxes                                       --             --             --              --             (29)
                                                    -----------------------------------------------------------------------------

SEPTEMBER 30, 2004                                              33            629             --           2,179            (148)
                                                    =============================================================================



DECEMBER 31, 2002                                              724            440             --           1,069             115
    Retroactive Adjustment for Change in
      Accounting Principles (Note 1)                            --             --             --             (28)             --
    Exercise of Stock Options                                   --             12             --              --              --
    Issue of Common Shares                                      --             19             --              --              --
    Net Income                                                  --             --             --             695              --
    Dividends on Preferred Securities,
      Net of Income Taxes                                       --             --             --             (31)             --
    Dividends on Common Shares                                  --             --             --             (27)             --
    Translation Adjustment,
      Net of Income Taxes                                       --             --             --              --            (180)
                                                    -----------------------------------------------------------------------------

SEPTEMBER 30, 2003                                             724            471             --           1,678             (65)
                                                    =============================================================================

   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.  ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 14. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at September 30, 2004 and the results of our operations and our cash flows for the three and nine months ended September 30, 2004 and 2003.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to litigation, asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2004.

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

Our total estimated undiscounted asset retirement obligations amount to $512 million ($514 million - December 31, 2003). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.6%. Approximately $68 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

We own interests in assets for which the fair value of the asset retirement obligation cannot be reasonably determined because the assets currently have an indeterminate life. These assets include our interest in a gas plant and our interest in Syncrude's upgrader and sulphur pile. The asset retirement obligation for these assets will be recorded in the first year in which the lives of the assets are determinable.

We previously provided for dismantlement and site restoration costs on our oil and gas wells and facilities, and chemicals plants based on estimates established by current legislation and industry practices. We recorded a provision for these costs in DD&A based on proved reserves or estimated remaining asset lives. Upon adoption of the new standard, accounting rules require us to restate all prior periods presented to give effect to the change in accounting principles. The impact on net income for the three and nine months ended September 30, 2003 and the impact on our Audited Consolidated Balance Sheet at December 31, 2003, is shown below:

UNAUDITED CONSOLIDATED STATEMENT OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                            THREE MONTHS     NINE MONTHS
----------------------------------------------------------------------------------------------------------
Depletion, Depreciation and Amortization as Reported                                 190             566
    Less: Dismantlement and Site Restoration                                         (13)            (30)
    Plus: Asset Retirement Cost Amortization                                           6              14
    Plus: Asset Retirement Obligation Accretion                                        7              16
                                                                          --------------------------------
Depletion, Depreciation and Amortization as Restated                                 190             566
                                                                          ================================

CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 2003

                                                             AS REPORTED          CHANGE      AS RESTATED
----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                      4,469              81           4,550
Asset Retirement Obligations                                           -             305             305
Dismantlement and Site Restoration                                   179            (179)             --
Future Income Tax Liabilities                                        724             (17)            707
Retained Earnings                                                  1,659             (28)          1,631
                                                             ---------------------------------------------

RECLASSIFICATION

Certain comparative figures have been reclassified to ensure consistency with current year presentation.

2.  ACCOUNTS RECEIVABLE

                                                                            SEPTEMBER 30      DECEMBER 31
                                                                                    2004             2003
----------------------------------------------------------------------------------------- ----------------
Trade
    Marketing                                                                      1,169           1,078
    Oil and Gas                                                                      289             263
    Chemicals and Other                                                               54              47
                                                                            ------------------------------
                                                                                   1,512           1,388
Non-Trade                                                                             53              50
                                                                            ------------------------------
                                                                                   1,565           1,438
Allowance for Doubtful Accounts                                                      (16)            (15)
                                                                            ------------------------------
                                                                                   1,549           1,423
                                                                            ==============================

3.  INVENTORIES AND SUPPLIES
                                                                            SEPTEMBER 30      DECEMBER 31
                                                                                    2004             2003
----------------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                        235             138
    Oil and Gas                                                                       17              16
    Chemicals and Other                                                                5              12
                                                                            ------------------------------
                                                                                     257             166
Work in Process                                                                        4               6
Field Supplies                                                                       139              98
                                                                            ------------------------------
                                                                                     400             270
                                                                            ==============================

4.  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                            SEPTEMBER 30      DECEMBER 31
                                                                                    2004             2003
----------------------------------------------------------------------------------------------------------
Unsecured Syndicated Term Credit Facilities                                           --               --
Unsecured Redeemable Notes, due 2004 (a)                                              --              291
Unsecured Redeemable Debentures, due 2006(1)                                          96               98
Unsecured Redeemable Medium-Term Notes, due 2007                                     150              150
Unsecured Redeemable Medium-Term Notes, due 2008                                     125              125
Unsecured Redeemable Notes, due 2013 (US$500 million)                                632              646
Unsecured Redeemable Notes, due 2028 (US$200 million)                                253              258
Unsecured Redeemable Notes, due 2032 (US$500 million)                                632              646
Unsecured Subordinated Debentures, due 2043 (US$435 million)                         550              562
                                                                            ------------------------------
                                                                                   2,438            2,776
Less: Current Portion of Long-Term Debt                                               --             (291)
                                                                            ------------------------------
                                                                                   2,438            2,485
                                                                            ==============================

Note:
1 Includes $50 million of principal that was effectively converted through a currency exchange contract to US$37 million.

(a) UNSECURED REDEEMABLE NOTES, DUE 2004

In February 2004, our US$225 million of notes matured and we repaid the principal at par.

(b) INTEREST EXPENSE

                                                             THREE MONTHS                NINE MONTHS
                                                          ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                          2004          2003         2004          2003
--------------------------------------------------------------------------------------------------------
Long-Term Debt                                               43           32          133          100
Other                                                         3            3            9            7
                                                         -----------------------------------------------
Total                                                        46           35          142          107
   Less: Capitalized                                        (11)         (12)         (27)         (31)
                                                         -----------------------------------------------
                                                             35           23          115           76
                                                         ===============================================

Capitalized interest relates to and is included as part of the cost of our oil and gas property, plant and equipment. The capitalization rates are based on our weighted-average cost of borrowings.

5.  DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

Cdn$ millions                                              SEPTEMBER 30, 2004                      DECEMBER 31, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                  Carrying      Fair    Unrecognized      Carrying      Fair   Unrecognized
Net Assets/(Liabilities)                             Value     Value     Gain/(Loss)         Value     Value    Gain/(Loss)
                                                 ------------------------------------    -----------------------------------
Commodity Price Risk -
    Non-Trading Activities
      Future Sale of Oil and Gas
        Production                                      --        --              --            --        (3)           (3)

Commodity Price Risk -
    Trading Activities
      Crude Oil and Natural Gas                        112       112              --           101       101            --
      Future Sale of Gas Inventory                      --       (28)            (28)           --       (11)          (11)

Foreign Currency Risk                                    5         5              --             5         4            (1)
                                                 ------------------------------------    -----------------------------------
      Total Derivatives                                117        89             (28)          106        91           (15)
                                                 ====================================    ===================================

Financial Assets and Liabilities
      Long-Term Debt                                (2,438)   (2,679)           (241)       (2,776)   (2,997)         (221)
      Preferred and Subordinated
        Securities                                     (33)      (34)             (1)         (364)     (319)           45
                                                 ------------------------------------    -----------------------------------
                                                    (2,471)   (2,713)           (242)       (3,140)   (3,316)         (176)
                                                 ====================================    ===================================

The estimated fair value of all derivative instruments is based on quoted market prices and, if not available, on estimates from third-party brokers or dealers. The carrying value of cash and short-term investments, amounts receivable and short-term obligations approximates their fair value because the instruments are near maturity.

(b) COMMODITY PRICE RISK MANAGEMENT

NON-TRADING ACTIVITIES

FUTURE SALE OF OIL AND GAS PRODUCTION
In March 2003, we sold WTI and NYMEX gas forward contracts for the following 12 months to lock-in part of the return on the remaining 40% interest acquired in the Aspen field. The forward contracts fixed our oil and gas prices on the future sales at the contract prices for the hedged volumes, less applicable price differentials. These contracts expired in March 2004.

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS

We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock-in our margins. The physical and financial commodity contracts (derivative contracts) are stated at market value. The $112 million fair value of the contracts has been recognized in net income.

We have certain NYMEX futures contracts and swaps in place, which effectively lock-in our margins on the future sale of our natural gas inventory in storage. To maximize flexibility, we have not designated all of these futures contracts and swaps as accounting hedges. The gains and losses on these undesignated futures contracts and swaps have been recognized in income.

We carry our marketing inventory in storage at the lower of cost and net realizable value, while our derivative contracts are stated at fair value. In the second and third quarters of 2004, the fair value of our storage positions increased while the fair value of the corresponding futures contracts decreased. Losses on our undesignated futures contracts have been recognized in net income. The related increase in fair value of our inventory ($41 million at September 30, 2004) will not be recognized in net income until the inventory in storage is sold.

FUTURE SALE OF GAS INVENTORY

We have certain NYMEX futures contracts and swaps in place, which effectively lock-in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, some of these derivative contracts as accounting cash flow hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts and swaps are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized gains and losses at September 30, 2004 are:

                                                HEDGED                      AVERAGE    UNRECOGNIZED
                                               VOLUMES            MONTH       PRICE     GAIN/(LOSS)
---------------------------------------------------------------------------------------------------
                                                (mmcf)                     (US$/mcf) (Cdn$ millions)
NYMEX Natural Gas Futures                        3,500    December 2004        6.71             (4)
                                                 5,740     January 2005        6.82             (9)
                                                 6,000    February 2005        6.56            (11)

NYMEX Natural Gas Fixed Price Swaps              1,000    December 2004        7.01             (1)
                                                 2,200     January 2005        7.15             (2)
                                                   500    February 2005        7.09             (1)
                                                                                    ---------------
                                                                                    ---------------
                                                                                               (28)
                                                                                    ===============

(c) FOREIGN CURRENCY EXCHANGE RATE RISK

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. We enter into forward contracts to sell US dollars. When combined with certain commodity sales contracts, either physical or financial, these forward contracts allow us to lock-in our margins on the future sale of crude oil and natural gas. The fair value of our US dollar forward contracts at September 30, 2004 was $5 million. This fair value has been recognized in net income and settles within one year.

(d) TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS

Amounts related to derivative contracts held by our marketing group that have not been designated as accounting hedges have been recorded at fair value as we use mark-to-market accounting. The amounts are as follows:

                                                                    SEPTEMBER 30      DECEMBER 31
Cdn$ millions                                                               2004             2003
--------------------------------------------------------------------------------------------------
Accounts Receivable                                                          168              102
Deferred Charges and Other Assets(1)                                          93               63
                                                                    ------------------------------
    Total Derivative Contract Assets                                         261              165
                                                                    ==============================

Accounts Payable and Accrued Liabilities                                     106               34
Deferred Credits and Liabilities(1)                                           38               25
                                                                    ------------------------------
    Total Derivative Contract Liabilities                                    144               59
                                                                    ==============================

    Total Derivative Contract Net Assets                                     117              106
                                                                    ==============================

Note:
1 These derivative contracts settle beyond 12 months and are considered non-current.

6. SHAREHOLDERS' EQUITY

(a)  PREFERRED SECURITIES

In February 2004, we redeemed our US$217 million preferred securities at par. The realized foreign exchange gain of $34 million, net of income taxes, for the difference between the carrying value and the settlement amount was included in retained earnings.

(b)  STOCK BASED COMPENSATION

In May 2004, our shareholders approved modifications to our stock option plan to include a cash feature (tandem option plan). The tandem options give the holders a right to either purchase common shares at the exercise price or to receive cash payments equal to the excess of the market value of the common shares over the exercise price.

Similar to our stock appreciation rights, we use the intrinsic-value method to recognize compensation expense associated with our tandem options. Obligations are accrued on a graded vesting basis and represent the difference between the market value of our common shares and the exercise price of the options. The obligations are revalued each reporting period based on the change in the market value of our common shares and the number of options outstanding.

Upon modification of the stock option plan, we were required to recognize an obligation for our tandem options. This obligation represented the difference between the market value of our common shares and the weighted-average exercise price of the options. As a result, we recognized an obligation of $85 million for the graded vested portion of the 6.3 million outstanding options on June 30, 2004. In the second quarter, a one-time, non-cash charge of $82 million ($54 million, net of tax) was included in general and administrative expense, net of $3 million previously expensed in respect of our original stock options.

(c)  DIVIDENDS

Dividends per common share for the three months ended September 30, 2004 were $0.10 (2003 - $0.075). Dividends per common share for the nine months ended September 30, 2004 were $0.30 (2003 - $0.225).

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

                                                                       THREE MONTHS            NINE MONTHS
                                                                    ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
(millions of shares)                                                2004          2003     2004          2003
--------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding               129.0         123.8    128.4         123.4
Shares issuable pursuant to stock options                            6.3           8.9      6.7           5.1
Shares to be purchased from proceeds of stock options               (4.9)         (7.4)    (5.0)         (4.1)
                                                                   -------------------------------------------
Weighted-average number of diluted common shares outstanding       130.4         125.3    130.1         124.4
                                                                   ===========================================

In calculating the weighted-average number of diluted common shares outstanding for the three and nine months ended September 30, 2004, all options were included because their exercise price was less than the quarterly average common share market price in the period. For the three months ended September 30, 2003, we excluded 36,000 options, and for the nine months ended September 30, 2003, we excluded 4.2 million options, because their exercise price was greater than the average common share market price during those periods. During the periods presented, outstanding stock options were the only potential dilutive instruments.

8.  CASH FLOWS

(a) CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                      THREE MONTHS             NINE MONTHS
                                                                   ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                                    2004         2003      2004          2003
--------------------------------------------------------------------------------------------------------------
Depreciation, Depletion and Amortization                            181           190        541         566
Stock Based Compensation                                             11             2        100           4
Gain on Disposition of Assets                                        (4)           --         (4)         --
Future Income Taxes                                                  37            31         58          51
Non-Cash Items included in Discontinued Operations                   --             7         --          35
Other                                                                 9            (7)        (5)        (11)
                                                                   -------------------------------------------
                                                                    234           223        690         645
                                                                   ===========================================

(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                                THREE MONTHS                NINE MONTHS
                                                             ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                             2004          2003          2004         2003
-----------------------------------------------------------------------------------------------------------
Operating Activities
   Accounts Receivable                                         17            55          (134)         (33)
   Inventories and Supplies                                   (68)           (1)         (145)          15
   Other Current Assets                                       (18)          (25)           37          (23)
   Accounts Payable and Accrued Liabilities                    14          (142)          152         (110)
   Accrued Interest Payable                                    --           (12)           (9)         (14)
                                                            -----------------------------------------------
                                                              (55)         (125)          (99)        (165)

Investing Activities
   Accounts Payable and Accrued Liabilities                    45            15           107          (16)
                                                            -----------------------------------------------
Total                                                         (10)         (110)            8         (181)
                                                            ===============================================
(c)  OTHER CASH FLOW INFORMATION

                                                                THREE MONTHS                NINE MONTHS
                                                             ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                             2004          2003          2004         2003
-----------------------------------------------------------------------------------------------------------
Interest Paid                                                  41            45           140          117
Income Taxes Paid                                              67            48           182          155
                                                            -----------------------------------------------

9.  MARKETING AND OTHER

                                                                THREE MONTHS                NINE MONTHS
                                                             ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                             2004          2003          2004         2003
-----------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                        144           121           403          416
Interest                                                        3             2             8            6
Foreign Exchange Gains/(Losses)                                (9)            4             6            8
Other(1)                                                        5             4            18           21
Gain on Disposition of Assets(2)                                4            --             4           --
                                                            -----------------------------------------------
                                                              147           131           439          451
                                                            ===============================================

Notes:
1 Other income for the three months and nine months ended September 30, 2004 includes $2 million (2003 - $nil) and $9 million (2003 - $12 million), respectively of business interruption proceeds from our insurers. The proceeds result from damage sustained in the Gulf of Mexico during tropical storm Isidore and hurricane Lili in the third and fourth quarters of 2002.
2  Gain on disposition resulted from the sale of minor oil and gas properties.

10.  DISCONTINUED OPERATIONS

On August 28, 2003, we sold certain non-core conventional light oil properties in southeast Saskatchewan in Canada. Net proceeds were $268 million and there was no gain or loss on the sale. The results of operations from these properties are detailed below and shown as discontinued operations in our Unaudited Consolidated Statement of Income.

                                                               THREE MONTHS                NINE MONTHS
                                                            ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                            2004          2003          2004         2003
----------------------------------------------------------------------------------------------------------
Revenues
    Net Sales                                                 --            14            --           66
Expenses
    Operating                                                 --             4            --           16
    Depreciation, Depletion and Amortization                  --             3            --           20
    Exploration                                               --            --            --            1
                                                            ----------------------------------------------
Income before Income Taxes                                    --             7            --           29
    Future Income Taxes                                       --             4            --           14
                                                            ----------------------------------------------
Net Income from Discontinued Operations                       --             3            --           15
                                                            ==============================================

Earnings Per Common Share ($/share)
   Basic (Note 7)                                             --          0.02            --         0.12
                                                            ==============================================
   Diluted (Note 7)                                           --          0.02            --         0.12
                                                            ==============================================

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

12.  PENSION AND OTHER POST RETIREMENT BENEFITS

(a)   NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                               THREE MONTHS                NINE MONTHS
                                                            ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                            2004          2003         2004          2003
----------------------------------------------------------------------------------------------------------
Nexen
    Cost of Benefits Earned by Employees                       2             2             6           6
    Interest Cost on Benefits Earned                           3             3             9           9
    Expected Return on Plan Assets                            (3)           (2)           (9)         (6)
    Net Amortization and Deferral                             --            --            --          --
                                                            ----------------------------------------------
                                                               2             3             6           9
                                                            ----------------------------------------------

Syncrude
    Cost of Benefits Earned by Employees                       1             1             3           3
    Interest Cost on Benefits Earned                           1             1             3           3
    Expected Return on Plan Assets                            (1)           (1)           (3)         (3)
    Net Amortization and Deferral                             --            --            --          --
                                                            ----------------------------------------------
                                                               1             1             3           3
                                                            ----------------------------------------------
Total                                                          3             4             9          12
                                                            ==============================================

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

THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                                                  Corporate
                                                                                                                        and
 (Cdn$ millions)                                  Oil and Gas                               Syncrude(1)  Chemicals    Other    Total
-----------------------------------------------------------------------------------------------------------------------------------
                                              United                  Other
                               Yemen  Canada  States Australia(2) Countries(3)  Marketing(4)
                              --------------------------------------------------------------
 Net Sales                       247      160    219       --         19             4          90          98        --       837
 Marketing and Other               1        4(5)   3       --         --           144          --           1        (6)(6)   147
                              -----------------------------------------------------------------------------------------------------
 Total Revenues                  248      164    222       --         19           148          90          99        (6)      984
 Less: Expenses
  Operating                       27       39     39       --          3             4          31          62        --       205
  Transportation and Other        --        4     --       --         --           106           3           9        --       122
  General and Administrative      --        6      4       --         10            13          --           8        16        57
  Depreciation, Depletion and
    Amortization                  39       49     68       --          5             3           4           9         4       181
  Exploration                      1        4     38       --         11(7)         --          --          --        --        54
  Interest                        --       --     --       --         --            --          --          --        35        35
                              -----------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         181       62     73       --        (10)           22          52          11       (61)      330
                              =====================================================================================================
 Less: Provision for Income
  Taxes(8)                                                                                                                     110
 Add: Net Income from
  Discontinued Operations                                                                                                       --
                                                                                                                             ------
 Net Income                                                                                                                    220
                                                                                                                             ======

 Identifiable Assets             619    1,793  1,652       40        214         1,666(9)      857         497       785(10) 8,123
                              =====================================================================================================

 Capital Expenditures
  Development and Other           71      120     40       --         29             1          57          25         7       350
  Exploration                      4        8     25       --          8            --          --          --        --        45
                              -----------------------------------------------------------------------------------------------------
                                  75      128     65       --         37             1          57          25         7       395
                              =====================================================================================================

 Property, Plant and Equipment
  Cost                         2,032    3,235  2,304      198        362           155         972         814       188    10,260
  Less: Accumulated DD&A       1,581    1,576  1,027      198        225            61         152         404        86     5,310
                              -----------------------------------------------------------------------------------------------------
 Net Book Value                  451    1,659  1,277       --        137            94         820         410       102     4,950
                              =====================================================================================================

Notes:
1 Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at September 30, 2004 includes mineral rights of $6 million.
2  There were no crude oil liftings in Australia during the third quarter.
3 Includes results of operations from producing activities in Nigeria and Colombia.
4 We are required to carry our gas inventory at the lower of cost or net realizable value. At September 30, 2004, we have unrecognized gains on this inventory of $41 million as discussed in Note 5.
5 Includes a $4 million gain on disposition resulting from the sale of minor oil and gas properties.
6 Includes interest income of $3 million and foreign exchange losses of $9 million.
7  Includes exploration activities primarily in Nigeria and Colombia.
8  Includes Yemen cash taxes of $65 million.
9 Approximately 84% of Marketing's identifiable assets are accounts receivable and inventories.
10 Approximately 73% of Corporate and Other's identifiable assets are cash and short-term instruments.

NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                                                  Corporate
                                                                                                                        and
 (Cdn$ millions)                                  Oil and Gas                              Syncrude(1)  Chemicals     Other   Total
-----------------------------------------------------------------------------------------------------------------------------------
                                              United                  Other
                               Yemen  Canada  States   Australia  Countries(2) Marketing(3)
                              ------------------------------------------------------------
 Net Sales                       679      461    581         49        53            10         243         283        --    2,359
 Marketing and Other               3        6(4)  10         --        --           403          --           3        14(5)   439
                              -----------------------------------------------------------------------------------------------------
 Total Revenues                  682      467    591         49        53           413         243         286        14    2,798
 Less: Expenses
  Operating                       80      118     81         31         6            12          90         178        --      596
  Transportation and Other         2       10     --         --        --           338           8          28         3      389
  General and Administrative(6)    2       41     28         --        39            38          --          25        74      247
  Depreciation, Depletion and
    Amortization                 123      148    185          9        14             8          13          28        13      541
  Exploration                      2       13     53         --        40(7)         --          --          --        --      108
  Interest                        --       --     --         --        --            --          --          --       115      115
                              -----------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         473      137    244          9       (46)           17         132          27      (191)     802
                              =====================================================================================================
 Less: Provision for Income
  Taxes(8)                                                                                                                     247
 Add: Net Income from
  Discontinued Operations                                                                                                       --
                                                                                                                            ------
 Net Income                                                                                                                    555
                                                                                                                            ======

 Identifiable Assets             619    1,793  1,652         40       214         1,666(9)      857         497      785(10) 8,123
                              =====================================================================================================

 Capital Expenditures
  Development and Other          176      307    199         --        44             3         155          47        19      950
  Exploration                      9       20     74         --        33            --          --          --        --      136
                              -----------------------------------------------------------------------------------------------------
                                 185      327    273         --        77             3         155          47        19    1,086
                              =====================================================================================================

 Property, Plant and Equipment
  Cost                         2,032    3,235  2,304        198       362           155         972         814       188   10,260
  Less: Accumulated DD&A       1,581    1,576  1,027        198       225            61         152         404        86    5,310
                              -----------------------------------------------------------------------------------------------------
 Net Book Value                  451    1,659  1,277         --       137            94         820         410       102    4,950
                              =====================================================================================================

Notes:
1 Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at September 30, 2004 includes mineral rights of $6 million.
2 Includes results of operations from producing activities in Nigeria and Colombia.
3 We are required to carry our gas inventory at the lower of cost or net realizable value. At September 30, 2004, we have unrecognized gains on this inventory of $41 million as discussed in Note 5.
4 Includes a $4 million gain on disposition resulting from the minor sale of oil and gas properties.
5 Includes interest income of $8 million and foreign exchange gains of $6 million.
6 Includes a one-time charge of $82 million related to the modification of our stock option plan as discussed in Note 6.
7 Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
8  Includes Yemen cash taxes of $168 million.
9 Approximately 84% of Marketing's identifiable assets are accounts receivable and inventories.
10 Approximately 73% of Corporate and Other's identifiable assets are cash and short-term instruments.

THREE MONTHS ENDED SEPTEMBER 30, 2003 (1)

                                                                                                              Corporate
                                                                                                                   and
 (Cdn$ millions)                                   Oil and Gas                          Syncrude(2) Chemicals     Other   Total
--------------------------------------------------------------------------------------------------------------------------------
                                                United                Other
                               Yemen  Canada(3) States Australia  Countries(4) Marketing
                              ----------------------------------------------------------
 Net Sales                       201      144     170         19        15          7         66          94        --      716
 Marketing and Other               1        1       1         --        --        121         --           1         6(5)   131
                              --------------------------------------------------------------------------------------------------
 Total Revenues                  202      145     171         19        15        128         66          95         6      847
 Less: Expenses
  Operating                       23       38      20          9         3          5         27          59        --      184
  Transportation and Other        --       --      (2)(6)     --        --         98          3           8        --      107
  General and Administrative      --        7       2         --         6          9          1           6        13       44
  Depreciation, Depletion and
    Amortization                  41       56      53          6        13          3          3          10         5      190
  Exploration                      2        8       9         --        11(7)      --         --          --        --       30
  Interest                        --       --      --         --        --         --         --          --        23       23
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         136       36      89          4       (18)        13         32          12       (35)     269
                              ==================================================================================================
 Less: Provision for Income
  Taxes(8)                                                                                                                   91
 Add: Net Income from
  Discontinued Operations                                                                                                     3
                                                                                                                          ------
 Net Income                                                                                                                 181
                                                                                                                          ======

 Identifiable Assets             597    1,872   1,669         39       158        991(9)     658         471       219    6,674
                              ==================================================================================================

 Capital Expenditures
  Development and Other           48       44      50         --         7         --         47           2         7      205
  Exploration                     11       20      34         --        16         --         --          --        --       81
  Proved Property Acquisitions    --       --      --         --        --         --         --          --        --       --
                              --------------------------------------------------------------------------------------------------
                                  59       64      84         --        23         --         47           2         7      286
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         1,913    2,903   2,177        209       321        156        766         771       185    9,401
  Less: Accumulated DD&A       1,524    1,144     874        202       212         51        144         379        90    4,620
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  389    1,759   1,303          7       109        105        622         392        95    4,781
                              ==================================================================================================

Notes:
1  Restated to give effect to a change in accounting principles (see Note 1).
2 Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at September 30, 2003 includes mineral rights of $6 million.
3 Excludes results of our non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note 10).
4 Includes results of operations from producing activities in Nigeria and Colombia.
5 Includes interest income of $2 million and foreign exchange gains of $4 million.
6 Includes the recovery of previously incurred property damage costs from our insurers. The costs were incurred to repair damage caused by Hurricane Lili in 2002.
7  Includes exploration activities primarily in Nigeria and Colombia.
8  Includes Yemen cash taxes of $51 million.
9 Approximately 78% of Marketing's identifiable assets are accounts receivable and inventories.

NINE MONTHS ENDED SEPTEMBER 30, 2003 (1)

                                                                                                               Corporate
                                                                                                                     and
 (Cdn$ millions)                                   Oil and Gas                          Syncrude(2)  Chemicals     Other  Total
-------------------------------------------------------------------------------------------------------------------------------
                                                United                Other
                               Yemen  Canada(3) States Australia  Countries(4) Marketing
                              ----------------------------------------------------------
 Net Sales                       620      475     549         64        51         18        187         284        --    2,248
 Marketing and Other               4        2      14         --        --        416         --           1        14(5)   451
                              --------------------------------------------------------------------------------------------------
 Total Revenues                  624      477     563         64        51        434        187         285        14    2,699
 Less: Expenses
  Operating                       65      107      66         30        13         17         91         181        --      570
  Transportation and Other         3       --       1         --        --        319          7          27        --      357
  General and Administrative       3       22       8         --        16         28          1          16        32      126
  Depreciation, Depletion and
    Amortization                 124      167     158         19        29          9         10          37        13      566
  Exploration                      5       31      42          1        30(6)      --         --          --        --      109
  Interest                        --       --      --         --        --         --         --          --        76       76
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         424      150     288         14       (37)        61         78          24      (107)     895
                              ==================================================================================================
 Less: Provision for Income
  Taxes(7)                                                                                                                  215
 Add: Net Income from
  Discontinued Operations                                                                                                    15
                                                                                                                          ------
 Net Income                                                                                                                 695
                                                                                                                          ======

 Identifiable Assets             597    1,872   1,669         39       158        991(8)     658         471       219    6,674
                              ==================================================================================================

 Capital Expenditures
  Development and Other          154      200     177          1        24         --        136           6        16      714
  Exploration                     19       47     105          1        47         --         --          --        --      219
  Proved Property Acquisitions    --       --     164(9)      --        --         --         --          --        --      164
                              --------------------------------------------------------------------------------------------------
                                 173      247     446          2        71         --        136           6        16    1,097
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         1,913    2,903   2,177        209       321        156        766         771       185    9,401
  Less: Accumulated DD&A       1,524    1,144     874        202       212         51        144         379        90    4,620
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  389    1,759   1,303          7       109        105        622         392        95    4,781
                              ==================================================================================================

Notes:
1  Restated to give effect to a change in accounting principles (see Note 1).
2 Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at September 30, 2003 includes mineral rights of $6 million.
3 Excludes results of our non-core conventional light oil assets in southeast Saskatchewan that were sold. These results are shown as discontinued operations (see Note10).
4 Includes results of operations from producing activities in Nigeria and Colombia.
5 Includes interest income of $6 million and foreign exchange gains of $8 million.
6  Includes exploration activities primarily in Nigeria, Colombia and Brazil.
7 Includes Yemen cash taxes of $150 million and a $76 million future tax recovery due to tax rate reductions for Canadian resource activities.
8 Approximately 78% of Marketing's identifiable assets are accounts receivable and inventories.
9 On March 27, 2003 we acquired the residual 40% interest in Aspen in the Gulf of Mexico for US $109 million. 14.

14. DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                           THREE MONTHS                NINE MONTHS
                                                                         ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
(Cdn$ millions, except per share amounts)                                2004          2003         2004         2003
-----------------------------------------------------------------------------------------------------------------------
REVENUES
    Net Sales                                                               837         716        2,359        2,248
    Marketing and Other (iv); (xii); (xiii)                                 142         143          441          464
                                                                         ----------------------------------------------
                                                                            979         859        2,800        2,712
                                                                         ----------------------------------------------
EXPENSES
    Operating (vi)                                                          206         184          601          570
    Transportation and Other (i); (xii)                                     118         107          394          357
    General and Administrative (xi)                                          57          44          211          126
    Depreciation, Depletion and Amortization (iii)                          192         199          573          604
    Exploration                                                              54          30          108          109
    Interest (i)                                                             35          39          118          126
                                                                         ----------------------------------------------
                                                                            662         603        2,005        1,892
                                                                         ----------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       317         256          795          820
                                                                         ----------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                  73          60          189          164
    Deferred (i); (iv); (vi); (x); (xiii)                                    36          29           52          111
                                                                         ----------------------------------------------
                                                                            109          89          241          275
                                                                         ----------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
    OF A CHANGE IN ACCOUNTING PRINCIPLES                                    208         167          554          545
    Net Loss from Discontinued Operations (iii)                              --         (19)          --           (7)
    Cumulative Effect of Changes in Accounting Principles,
      Net of Income Taxes (ix); (xiii)                                       --         (11)          --          (48)
                                                                         ----------------------------------------------

NET INCOME - US GAAP(1)                                                     208         137          554          490
                                                                         ==============================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 7)
      Net Income from Continuing Operations                                1.61        1.35         4.32         4.42
      Net Loss from Discontinued Operations                                  --       (0.15)          --        (0.06)
      Cumulative Effect of Changes in Accounting Principles                  --       (0.09)          --        (0.39)
                                                                         ----------------------------------------------
                                                                           1.61        1.11         4.32         3.97
                                                                         ==============================================
    Diluted (Note 7)
      Net Income from Continuing Operations                                1.60        1.33         4.26         4.39
      Net Loss from Discontinued Operations                                  --       (0.15)          --        (0.06)
      Cumulative Effect of Changes in Accounting Principles                  --       (0.09)          --        (0.39)
                                                                         ----------------------------------------------
                                                                           1.60        1.09         4.26         3.94
                                                                         ==============================================

Note:
1   RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                           THREE MONTHS               NINE MONTHS
                                                                         ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
      (Cdn$ millions)                                                    2004          2003          2004         2003
-----------------------------------------------------------------------------------------------------------------------
      Net Income - Canadian GAAP                                           220          181           555         695
      Impact of US Principles, Net of Income Taxes:
        Depreciation, Depletion and Amortization (iii)                     (11)          (9)          (32)         (37)
        Dividends on Preferred Securities (i)                               --          (10)           (2)         (31)
        Future Income Taxes (x)                                             --           --            --          (76)
        Issue Costs on Preferred Securities Redeemed (i)                    --           --            (6)          --
        Cumulative Effect of Changes in Accounting Principles (ix);         --          (11)           --          (48)
      (xiii)
        Fair Value of Preferred Securities (xiii)                           --            5             4            5
        Stock Based Compensation included in Retained Earnings (xi)         --           --            36           --
        Loss on Disposition (iii)                                           --          (22)           --          (22)
        Other (iv); (vi)                                                    (1)           3            (1)           4
                                                                         ----------------------------------------------
      Net Income - US GAAP                                                 208          137           554          490
                                                                         ==============================================

(b)  UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                      SEPTEMBER 30       DECEMBER 31
(Cdn$ millions, except share amounts)                                                         2004              2003
---------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Short-Term Investments                                                         866             1,087
      Accounts Receivable                                                                   1,549             1,423
      Inventories and Supplies                                                                400               270
      Other                                                                                    42                79
                                                                                     --------------------------------
        Total Current Assets                                                                2,857             2,859
                                                                                     --------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion and
         Amortization of $5,729 (December 31, 2003 - $5,330) (iii); (vi); (ix)              4,959             4,583
    GOODWILL                                                                                   36                36
    DEFERRED INCOME TAX ASSETS                                                                 88               108
    DEFERRED CHARGES AND OTHER ASSETS (i); (vii)                                              147               117
                                                                                     --------------------------------

                                                                                            8,087             7,703
                                                                                     ================================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Current Portion of Long-Term Debt                                                        --               575
      Accounts Payable and Accrued Liabilities (iv)                                         1,796             1,418
      Accrued Interest Payable                                                                 37                44
      Dividends Payable                                                                        13                12
                                                                                     --------------------------------
        Total Current Liabilities                                                           1,846             2,049
                                                                                     --------------------------------

    LONG-TERM DEBT (ii); (vii); (xiii)                                                      2,425             2,472
    DEFERRED INCOME TAX LIABILITIES (i) - (xiii)                                              714               676
    ASSET RETIREMENT OBLIGATIONS                                                              309               305
    DEFERRED CREDITS AND LIABILITIES (viii)                                                   115                70
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2004   - 129,018,817 shares
                      2003   - 125,606,107 shares                                             629               513
      Contributed Surplus                                                                      --                 1
      Retained Earnings (i); (iii); (iv); (vi); (ix); (x); (xi); (xiii)                     2,139             1,660
      Accumulated Other Comprehensive Income (i); (ii); (iv); (v); (viii)                     (90)              (43)
                                                                                     --------------------------------
          Total Shareholders' Equity                                                        2,678             2,131
                                                                                     --------------------------------

    COMMITMENTS AND CONTINGENCIES
                                                                                            8,087             7,703
                                                                                     ================================

(c) UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                        THREE MONTHS                NINE MONTHS
                                                                     ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
(Cdn$ millions)                                                       2004          2003          2004         2003
--------------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                   208           137          554           490
Other Comprehensive Income, Net of Income Taxes:
    Translation Adjustment (i); (ii); (v)                              (49)           (2)         (35)          (89)
    Unrealized Mark-to-Market Gain/(Loss) (iv)                         (18)            5          (12)            4
                                                                    ------------------------------------------------
Comprehensive Income                                                   141           140          507           405
                                                                    ================================================

(d)  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Under US principles, dividends on preferred securities of $nil and $3 million for the three and nine months ended September 30, 2004, respectively (September 30, 2003 - $16 million and $50 million) that are included in financing activities would be reported in operating activities.

Under US principles, geological and geophysical costs of $15 million and $40 million for the three and nine months ended September 30, 2004, respectively (September 30, 2003 - $10 million and $34 million) that are included in investing activities would be reported in operating activities.


NOTES:
i. Under US principles, we were required to classify our preferred securities as long-term debt rather than shareholders' equity. As a result:

         o dividends of $3 million in the first quarter were included in interest expense, with the related income tax of $1 million included in the provision for income taxes;
         o pre-tax issue costs of $10 million were included in deferred charges and other assets, rather than as an after-tax charge to retained earnings; and
         o for the three and nine months ended September 30, 2004, foreign-currency translation losses of $nil and $8 million respectively were included in accumulated other comprehensive income (AOCI).

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

iii. Under US principles, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result:

         o additional depreciation, depletion and amortization of $11 million and $32 million was included in net income for the three and nine months ended September 30, 2004, respectively; and
         o property, plant and equipment is higher under US GAAP by $39 million.

         During the third quarter of 2003, some of these assets were sold as described in Note 10. With the carrying value of these assets higher under US GAAP, the sale resulted in a loss on disposition of $22 million, net of income taxes of $10 million. This loss was included in our net loss from discontinued operations disclosed on the Unaudited Consolidated Statement of Income - US GAAP.

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

         At September 30, 2004, losses of $28 million were included in accounts payable. The $27 million ($18 million, net of income taxes) effective portion has been deferred in AOCI until the underlying gas inventory is sold. The losses will be reclassified to marketing and other as they settle over the next 12 months. Additionally, losses of $1 million related to the ineffective portion were included in marketing and other during the quarter.

         FAIR VALUE HEDGES
         Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both are reflected in earnings. At September 30, 2004, we had no fair value hedges in place.

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

vi. Under Canadian principles, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

         o operating expenses include pre-operating costs of $1 million and $5 million ($3 million, net of income taxes) for the three and nine months ended September 30, 2004, respectively; and
         o property, plant and equipment is lower under US GAAP by $11 million.

vii. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $45 million have been included in long-term debt.

viii. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in AOCI and accrued pension liabilities. This amount was $2 million at September 30, 2004 (December 31, 2003 - $2 million).

ix. On January 1, 2003 we adopted FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004 as described in Note 1. These standards are consistent except for the adoption date.

         This change in accounting policy has been reported as a cumulative effect adjustment in the Unaudited Consolidated Statement of Income as a loss of $37 million, net of income taxes of $25 million, on January 1, 2003.

x. Under US principles, enacted tax rates are used to calculate deferred income taxes, whereas under Canadian GAAP, substantively enacted tax rates are used. Substantively enacted changes in Canadian federal income tax rates created a $76 million deferred income tax recovery during the second quarter of 2003.

xi. As described in Note 6 (b), our existing stock option plan was modified to a tandem option plan. An obligation of $85 million was recognized for these tandem options. This resulted in a one-time, non-cash charge to net income of $54 million, net of tax in the second quarter of 2004. Under US principles, the modification of our stock option plan is accounted for by providing us with credit for the pro-forma expense previously disclosed with respect to the stock options modified. The related pro-forma expense was $36 million, which is accounted for as an adjustment to retained earnings with a corresponding decrease to our one-time charge to net income.

xii. Under US principles, gains and losses on the disposition of assets are shown as other expense.

xiii. In May 2003, FASB issued Statement No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY that requires certain financial instruments, including our preferred securities, to be valued at fair value with changes in fair value recognized through net income. The change in fair value of our preferred securities up to June 30, 2003 increased the carrying value of our long-term debt by $16 million and was recognized as a loss of $11 million, net of income taxes of $5 million. This was reported as a cumulative effect of a change in an accounting principle at the beginning of the third quarter of 2003. The fair value of our preferred securities decreased by $8 million ($5 million, net of income taxes) in the third quarter of 2003 and this gain was included in marketing and other. A gain of $4 million for the change in fair value up to the redemption date of our preferred securities was included in marketing and other in the first quarter of 2004.

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

EXECUTIVE SUMMARY OF THIRD QUARTER RESULTS

                                                             THREE MONTHS                NINE MONTHS
                                                          ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(CDN$ MILLIONS)                                           2004          2003          2004         2003
--------------------------------------------------------------------------------------------------------
Net Income                                                 220           181           555          695
Earnings per Common Share ($/share)                       1.70          1.38          4.31         5.38
Cash Flow from Operations(1)                               508           434         1,353        1,449

Production, before Royalties (mboe/d)                      244           271           247          272
Production, after Royalties (mboe/d)                       170           188           171          187

Capital Expenditures                                       395           286         1,086        1,097
                                                      --------------------------------------------------

We generated strong quarterly net income and cash flow from high commodity prices and attractive margins. This was partially offset by higher exploration expense and lower production compared to the third quarter of 2003.

Production grew from the second quarter with incremental production from our third development well at Aspen. Compared to the third quarter of 2003, our production rates were lower as our base production has declined in Yemen and Canada, and we sold light oil properties in Canada in August 2003. In addition, we were forced to shut-in approximately 45,000 equivalent barrels per day of production from the Gulf of Mexico for three to four days in September due to Hurricane Ivan. Despite the production declines, we earn very attractive cash netbacks from our base assets. Our third quarter cash netback was $24.15 per boe, 8% higher than the second quarter and a 32% increase over 2003. Our base assets in Canada, the shallow-water Gulf of Mexico, and the Masila Block in Yemen will continue to generate significant free cash flow for the foreseeable future to assist in funding our ongoing major development and exploration programs. Going forward, we expect to see final production from Buffalo, Australia and Ejulebe, Nigeria, along with declines in our maturing assets in Yemen and Canada. Additional volumes will come from Block 51 in Yemen in late 2004 and Syncrude in late 2005, along with bitumen production in 2006 and synthetic crude in 2007 from the Long Lake project.

Substantial progress was made in the quarter on some of our major development projects. A key milestone was reached at our Long Lake project in northern Alberta with the commencement of the commercial sixty-five well SAGD drilling program. We also advanced our Block 51 development in Yemen. Production on Block 51 is expected to commence later in the year, reaching peak production in the second quarter of 2005. On the exploration front, our Usan-5 well, offshore Nigeria was successful. We have an active exploration program scheduled for the next two quarters with fifteen planned wells in the Gulf of Mexico, on Block 51 in Yemen and offshore West Africa.

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

                                                         THREE MONTHS              NINE MONTHS
                                                       ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
   (CDN$ MILLIONS)                                      2004        2003         2004         2003
   ------------------------------------------------------------------------------------------------
   Cash Flow from Operating Activities                   418         296        1,273        1,242
   Changes in Non-Cash Working Capital                    55         125           99          165
   Other                                                  35          13          (19)          42
                                                   ---------------------- -------------------------
   Cash Flow from Operations                             508         434        1,353        1,449
                                                   ================================================

CAPITAL INVESTMENT

                                                                       THREE MONTHS                NINE MONTHS
                                                                    ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(CDN$ MILLIONS)                                                      2004         2003         2004          2003
------------------------------------------------------------------------------------------------------------------
Development                                                            317         196          881           692
Exploration                                                             45          81          136           219
Acquisition of Remaining Interest in the Aspen Field                    --          --           --           164
Chemicals, Corporate and Other                                          33           9           69            22
                                                               ---------------------------------------------------
                                                                       395         286        1,086         1,097
                                                               ===================================================

In the third quarter of 2004, we continued to advance our strategy with investments in our major development projects. These projects at Long Lake and Syncrude in the Athabasca oil sands region, on Block 51 in Yemen and OPL-222 in Nigeria made up almost 45% of our total capital investment in the third quarter. While these projects have yet to contribute to our production and cash flow, they are attractive commercial investments without exploration risk. Over their lives, these projects are expected to generate attractive margins and low full-cycle finding and development costs. Total capital invested in these new growth development projects to date is almost $1 billion and this will grow over the next few years.

In addition to developing these projects, we are also targeting new opportunities through on-going exploration and research into new technologies. Details of our capital programs are set out below.

                                                                        THREE MONTHS             NINE MONTHS
                                                                     ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
(CDN$ MILLIONS)                                                      2004        2003         2004          2003
-----------------------------------------------------------------------------------------------------------------
Yemen                                                                  75          59          185           173
Athabasca Oil Sands
    Long Lake Synthetic Crude                                          81          18          191            74
    Syncrude                                                           57          47          155           136
Canada                                                                 47          46          136           173
Gulf of Mexico                                                         65          84          273           446
West Africa and Other Countries                                        37          23           77            73
Chemicals, Corporate and Other                                         33           9           69            22
                                                               --------------------------------------------------
                                                                      395         286        1,086         1,097
                                                               ==================================================

YEMEN

BLOCK 51
Development of East Al Hajr (Block 51) in Yemen is on schedule to start producing 5,000 bbls/d in late 2004. All of this year's planned development wells have now been drilled and are being completed and tied-in. All major equipment for the 35,000 bbls/d central processing facility (CPF) has been ordered and we expect construction to be completed during the second quarter of 2005. Construction will include a pipeline tie-back (capacity - 100,000 bbls/d) to connect the CPF to our Masila export system. We expect production to reach peak rates of 25,000 bbls/d in the second half of 2005. We have an 87.5% interest in East Al Hajr.

Our 2004 exploration program at East Al Hajr (Block 51) is targeting five independent prospects on the block. During the quarter, we completed drilling a second exploration well and have started a third. The first two exploration wells did not encounter commercial quantities of hydrocarbons and have been abandoned. Results from the third well are expected shortly. We plan to drill the remaining two exploration wells during the fourth quarter.


ATHABASCA OIL SANDS

SYNTHETIC CRUDE AT LONG LAKE
The Long Lake Project remains on schedule and on budget. In September, we saw the start of the commercial steam-assisted-gravity-drainage (SAGD) drilling program. Sixty-five horizontal well pairs will be drilled over the next 18 months, with steam-injection expected late in 2006. These wells, together with the three horizontal well pairs from the SAGD pilot, will deliver up to 72,000 barrels per day of bitumen for upgrading onsite.

Project engineering and procurement are also progressing as planned. Approximately 40% of total project engineering is complete. More than 80% of the engineering will be completed prior to the start of above-ground construction scheduled for early 2005. Over 95% of the major SAGD equipment and more than 80% of the major upgrader equipment has been ordered. The equipment costs have been in-line with our expectations.

We entered into an interim agreement with Enbridge Inc. to provide pipeline transportation services for the Long Lake Project. The agreement provides for an initial contract volume of up to 60,000 bbls/d for a 50 month term, with options to extend the term and expand contract volumes. This interim agreement will be replaced by definitive transportation agreements.

The Long Lake project will develop and upgrade bitumen into light, sweet, premium synthetic crude (PSC) oil. SAGD bitumen production will commence in 2006, with up to 60,000 bbls/d of upgraded PSC oil production (30,000 net to Nexen) beginning in 2007. This project is the first phase in the development of our bitumen assets at Long Lake.


SYNCRUDE
Overall construction progress at the upgrader expansion (UE-1) is approximately 65% complete, slightly ahead of plan. The UE-1 program is part of the Stage 3 expansion that will add 110,000 barrels per day (8,000 net to Nexen) of production. The Stage 3 expansion is expected to start-up in late 2005 or early 2006 at an estimated cost of $7.8 billion ($564 million net to Nexen).


CANADA

We continued to invest selectively in our conventional assets in Canada by focusing resources on our higher return projects. In our coal bed methane project, we continued our planned expansion program at the Corbett pilot.


GULF OF MEXICO

DEVELOPMENT
During the third quarter we tied-in the third development well at Aspen and the field is currently producing 30,000 boe per day. At Gunnison, we tied-in three development wells and re-completed a fourth well that had previously sanded-up.

EXPLORATION
Our exploration program in the Gulf has geared up during the third and fourth quarters. A total of nine exploration wells are drilling or are expected to be drilling through the balance of this year. All of these wells should have relatively short drilling to production cycle times upon success. Two wells are near our existing Aspen and Gunnison facilities, while the remainder are near existing third-party infrastructure.

In early September, we began drilling our 100% owned Crested Butte prospect on Green Canyon 242, three miles northwest of our Aspen field. Drilling was interrupted by Hurricane Ivan, and results from this well are expected by year-end. If successful, this well could be tied-in and on production by 2006.

At Dawson Deep, we are currently side-tracking the original well to an optimal location for production through our Gunnison facilities. Results are expected shortly. We have a 15% interest in the well and a 30% interest in the Gunnison facilities.

Main Pass 240 is a deep-shelf test, where we have a 45% non-operated interest. This prospect is 40 miles offshore Louisiana in 175 feet of water. The well started drilling in early August, and we were approaching target depth when operations were suspended due to Hurricane Ivan. Subsequent inspection found that the drilling rig had been damaged by the hurricane, delaying drilling by approximately 30 days. We expect to contract another rig to resume drilling this month and have results before year-end.

A deep-shelf test at Main Pass 273 is planned following the completion of Main Pass 240. This prospect is 35 miles offshore Louisiana in 200 feet of water. The well should commence drilling before year-end with results expected early next year. We have a 30% non-operated interest in the prospect.

At Mustang Island A-110, we expect to begin drilling the Big Bend prospect before year-end. This deep-shelf gas test is 50 miles offshore Texas in 300 feet of water. Results should be available early next year. We have a non-operated 50% interest.

At West Cameron 335, we expect to begin drilling the Wind River prospect before year-end. This deep-shelf gas test is 50 miles offshore Louisiana in 75 feet of water. We expect results from this well early next year. We have a 50% non-operated interest.

We also plan to start drilling three additional short-cycle time deep-water exploration wells in the Gulf of Mexico during the fourth quarter. The Fawkes prospect located in Garden Banks, Anduin located in Mississippi Canyon, and an additional prospect in Mississippi Canyon, could all be developed with sub-sea tie-backs to existing infrastructure.

We are also finalizing plans to drill three high-impact, deep-water, sub-salt tests, with the first of these expected to begin drilling in the first quarter of 2005.

WEST AFRICA

Total SA announced that its Nigerian operating subsidiary, Elf Petroleum Nigeria Ltd., has made a significant deepwater discovery in the area west of the Usan field on OPL-222, offshore southeastern Nigeria. Nexen has a 20% interest in OPL-222. The Usan-5 well, located around 70 miles offshore and 4 miles west of the Usan-1 discovery well in water depths of approximately 2,500 feet, is the fifth successful well in the Usan field area. Oil was sampled at Usan-5 in several levels confirming the presence of additional quantities of oil as well as further potential in previously untested reservoirs.

On OML-115, offshore Nigeria, the Ameena-1 well started drilling mid-September to test the Ameena prospect. Results are expected before year-end, and in the event of a discovery on Ameena, an appraisal well will be drilled immediately. Ameena is in 125 feet of water, approximately 40 miles offshore.

Early October, we began drilling an exploration well on Block K, offshore Equatorial Guinea, to test our Zorro prospect. Zorro is in 2,125 feet of water approximately 25 miles offshore with results expected by year-end. This prospect is on trend with recent commercial discoveries directly to the northeast. A second exploration well will test another prospect early next year. We are the operator and hold a 50% interest in Block K.


CHEMICALS

In September, we saw the mechanical completion of the Brandon Chemicals plant expansion, with commissioning and start-up activities planned to be finished by the end of October. The plant is now the largest and one of the most cost-efficient sodium chlorate sites in the world. This expansion, of approximately 65,000 tonnes per year, raises the annual capacity of the plant to over 260,000 tonnes.


OTHER

We have signed a memorandum of understanding to joint venture with GW Power Corporation to develop a 70MW wind power project about 10 miles south of Fort McLeod, Alberta. Pending regulatory approval, construction of the turbines and towers will begin mid-2005, with commissioning and start-up expected in the fourth quarter of 2005. This project will be one of the largest projects producing electricity from wind energy in southern Alberta and has potential for further expansion. We will hold a 50% interest in the project.

FINANCIAL RESULTS

CHANGE IN NET INCOME
                                                                               2004 VS 2003
                                                                   THREE MONTHS            NINE MONTHS
(CDN$ MILLIONS)                                                 ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
-----------------------------------------------------------------------------------------------------------
NET INCOME AT SEPTEMBER 30, 2003(1)                                            181                     695
                                                               ============================================
    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, after royalties:
        Crude oil                                                              (38)                   (120)
        Natural gas                                                            (13)                    (14)
      Crude oil sales volumes, after royalties                                   5                      15
      Realized commodity prices:
        Crude oil                                                              139                     199
        Natural gas                                                             13                     (26)
      Oil and gas operating expense:
        Conventional                                                           (11)                    (19)
        Syncrude                                                                (4)                      1
      Marketing                                                                 13                     (35)
      Chemicals                                                                 --                       3
      General and administrative                                                (4)                    (25)
      Interest expense                                                         (12)                    (39)
      Current income taxes                                                     (13)                    (25)
      Other                                                                     (3)                    (11)
                                                               --------------------------------------------
    Total Cash Variance                                                         72                     (96)

    Non-Cash Items:
      Depreciation, depletion and amortization
        Oil and Gas                                                             10                      35
        Other                                                                    2                      10
      Exploration expense                                                      (24)                      2
      General and administrative - stock based compensation                     (9)                    (96)
      Future income taxes                                                       (2)                      7
      Other                                                                    (10)                     (2)
                                                               --------------------------------------------
    Total Non-Cash Variance                                                    (33)                    (44)
                                                               --------------------------------------------

NET INCOME AT SEPTEMBER 30, 2004                                               220                     555
                                                               ============================================


Note:
1 Includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).


Significant variances in net income are explained further in the following sections.

OIL AND GAS
PRODUCTION VOLUMES (BEFORE ROYALTIES)

                                                     THREE MONTHS            NINE MONTHS
                                                  ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
                                                   2004         2003      2004        2003
-------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                         103.3        115.2       107.8      116.7
    Canada(1)                                      35.6         46.2        36.5       48.7
    Gulf of Mexico                                 32.9         31.3        28.5       28.2
    Australia                                       2.1          5.6         3.0        6.5
    Other Countries                                 5.3          5.2         5.1        5.8
    Syncrude                                       17.6         17.5        17.5       15.5
                                                --------------------------------------------
                                                  196.8        221.0       198.4      221.4
                                                --------------------------------------------
Natural Gas (mmcf/d)
    Canada                                          141          155         145        158
    Gulf of Mexico                                  144          144         148        146
                                                --------------------------------------------
                                                    285          299         293        304
                                                --------------------------------------------

Total (mboe/d)                                      244          271         247        272
                                                ===========================================

PRODUCTION VOLUMES (AFTER ROYALTIES)
                                                     THREE MONTHS            NINE MONTHS
                                                  ENDED SEPTEMBER 30     ENDED SEPTEMBER 30
                                                   2004         2003        2004       2003
--------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                          50.8         56.8        53.0       57.2
    Canada(1)                                      27.3         34.4        28.2       36.9
    Gulf of Mexico                                 29.1         27.8        25.1       25.0
    Australia                                       1.9          5.4         2.8        5.9
    Other Countries                                 4.9          4.7         4.7        4.9
    Syncrude                                       17.4         17.4        17.3       15.3
                                                --------------------------------------------
                                                  131.4        146.5       131.1      145.2
                                                --------------------------------------------
Natural Gas (mmcf/d)
    Canada                                          106          127         114        125
    Gulf of Mexico                                  123          122         126        123
                                                --------------------------------------------
                                                    229          249         240        248
                                                --------------------------------------------

Total (mboe/d)                                      170          188         171        187
                                                ===========================================

Note:
1  2003 includes the following oil production from discontinued operations (see
   Note 10 to our Unaudited Consolidated Financial Statements):

                                                    THREE MONTHS          NINE MONTHS
                                                ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
   (mboe/d)                                                   2003                  2003
   --------------------------------------------------------------------------------------
     Before Royalties                                          5.9                   8.3
     After Royalties                                           4.2                   6.1
                                                -----------------------------------------

LOWER PRODUCTION DECREASED NET INCOME FOR THE QUARTER BY $51 MILLION
Production after royalties increased 2% from the second quarter but fell 10% from the third quarter of 2003. Our 2003 production included volumes from our non-core Canadian light oil properties in southeast Saskatchewan that were sold in August 2003. Excluding these volumes, our production after royalties decreased 8%. The following table summarizes our production volume changes:

                                                               BEFORE      AFTER
(mboe/d)                                                    ROYALTIES  ROYALTIES
--------------------------------------------------------------------------------
Production, third quarter 2003                                    271       188
    Sale of non-core Canadian properties                           (6)       (4)
                                                               -----------------
                                                                  265       184
    Base production changes:
      Masila Block in Yemen                                       (12)       (6)
      Canada                                                       (7)       (5)
      Gulf of Mexico                                                6         4
      Australia                                                    (2)       (2)
                                                               -----------------
                                                                  250       175
    Temporary production changes:
      Gulf of Mexico production shut-in due to Hurricane Ivan      (2)       (1)
      Unscheduled downtime at Buffalo in Australia                 (2)       (2)
      Aspen intervention downtime                                  (2)       (2)
                                                               -----------------
Production, third quarter 2004                                    244       170
                                                               =================

Our known future production increases will come from Block 51 in Yemen in 2005 and Syncrude in late 2005 or early 2006, along with bitumen production in 2006 and synthetic crude in 2007 from the Long Lake project.

MASILA BLOCK IN YEMEN
Third quarter production decreased 3% from the second quarter and 10% compared to the third quarter of 2003. Development drilling and continuing well optimizations in the quarter helped to offset base declines. As the field matures, we continue development drilling and field maintenance to mitigate natural declines. Approximately 50 of the expected 80 development wells for 2004 have been drilled and the remainder will be completed by year-end. While we have experienced lower drilling success rates as the field matures, we have recently drilled wells that delivered strong initial production rates. This has caused average initial rates from new wells in our 2004 development drilling program to increase from 1,200 to 1,500 bbls per day. With our current development drilling and field maintenance programs, we expect to maintain current production rates for the remainder of the year.

CANADA
Production from our assets in Canada was down modestly from the second quarter and 11% from the third quarter of 2003, after adjusting for the August 2003 sale of non-core, light-oil properties in southeast Saskatchewan. Our conventional assets in the Western Canadian Sedimentary Basin are maturing and we continue to limit our investment in these assets. We expect our conventional production to remain relatively flat for the remainder of the year as we invest selectively to develop new production, continue to manage the fields and pursue optimization opportunities. However, we expect increases as the Long Lake project starts up with bitumen production in 2006 and synthetic crude in 2007.

GULF OF MEXICO
Quarterly production from the Gulf of Mexico increased 18% from the second quarter as we brought the third Aspen development well on-stream and realized increased production from Gunnison with the continued tie-in of the remaining development wells. The shut-in of 45,000 boe for three to four days during Hurricane Ivan, resulted in the temporary loss of 2,000 boe per day for the quarter and the indirect loss of production as a result of delayed activity. With respect to the third quarter of 2003, production was 3% higher primarily from the addition of the Gunnison production offset by declines and drilling delays on our conventional Shelf properties.

Production from our Aspen field was 43% higher than the second quarter as the third development well in the project came on-stream July 3rd. Production was gradually ramped up from this well throughout the quarter. In August, we completed an intervention on Aspen-1 to reduce high water cuts. The well was shut in for most of August to complete this work. While field oil and gas rates have remained steady, water production has been reduced by more than 50% and we believe there is potential for water production to decrease further and oil production to increase as we continue to produce from this well. Current production from Aspen with all three wells on-stream is averaging approximately 30,000 boe per day and we expect to maintain that rate for the remainder of the year.

We completed and tied-in three wells at our Gunnison project during the quarter. In addition, we were able to re-complete an earlier well that sanded off during the second quarter. We now have nine producing wells at Gunnison and the field produced 10,300 boe per day (net to Nexen) during the quarter. Repairs on the last non-producing well, which encountered tar during completion, were unsuccessful. We are currently drilling a side-track away from the tar and expect to bring this well on-stream late in the fourth quarter. We expect our exit volumes at year-end from Gunnison to be approximately 11,500 boe per day (net to Nexen).

Production from our Shelf assets was relatively flat from the second quarter but was 22% lower compared to the third quarter of 2003. Base declines and delays in our 2004 development drilling program contributed to the lower rates compared to 2003. Successful development drilling at Vermilion 302 and West Cameron 170 added 4,700 boe per day of new gas production during the quarter. Higher than expected declines and storm-related drilling rig delays at Vermilion 76 were the main cause for the decline in production rates from 2003. Growth on the Shelf during the fourth quarter is expected to come from the Vermilion 302 program and from Vermilion 76 where we currently have two rigs working on a six-well drilling program.

With a full quarter of production from Aspen and Gunnison and additional development drilling on the Shelf, Gulf of Mexico production rates are expected to average approximately 56,000 to 65,000 boe/d for the fourth quarter.

OTHER COUNTRIES
Australia experienced an unscheduled shutdown in late May, which reduced quarterly production rates by 1,500 bbls per day in the third quarter. Full production resumed in early August. Base production on the Buffalo field in Australia declined 2,000 bbls per day compared to the third quarter of 2003 as the field approaches the end of its life in November. We also anticipate that production from Ejulebe in Nigeria will end later this year.

Production from Colombia grew modestly from the second quarter to 5,000 bbls per day and was 31% higher than the third quarter of 2003 as we continue to implement our development program.

SYNCRUDE
Syncrude continues to provide stable production. Production was up 6% from the second quarter as minor turnarounds were completed in April and June and no major downtime was experienced in the third quarter. We anticipate modest downtime for the remainder of the year, which should result in production rates of between 17,000 to 18,000 bbls/d (net to Nexen) for the fourth quarter.

COMMODITY PRICES
                                                                        THREE MONTHS                NINE MONTHS
                                                                     ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                                     2004          2003          2004         2003
-------------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                         43.88         30.20         39.11        30.99
                                                               ----------------------------------------------------

    Differentials(1) (US$/bbl):
    Masila                                                           3.70          2.44          3.85         3.22
    Heavy Oil                                                       12.84          8.77         11.44         8.04
    Mars                                                             6.08          3.25          5.21         3.66

    Realized Prices (Cdn$/bbl):
    Yemen                                                           53.80         38.25         46.97        39.89
    Canada                                                          41.94         31.07         36.85        33.83
    United States                                                   49.90         36.03         45.44        38.65
    Syncrude                                                        55.58         41.36         51.11        44.70
    Australia                                                          --         42.09         46.00        43.14
    Other Countries                                                 46.22         36.03         43.12        39.30

    Corporate Average (Cdn$/bbl)                                    50.98         36.70         45.17        38.80
                                                               ----------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)                 5.56          4.92          5.82         5.66
    AECO (Cdn$/mcf)                                                  6.32          5.96          6.34         6.70
                                                               ----------------------------------------------------

    Realized Prices (Cdn$/mcf):
    Canada                                                           5.43          5.14          5.66         5.91
    United States                                                    7.64          6.95          7.88         8.53

    Corporate Average (Cdn$/mcf)                                     6.55          6.01          6.78         7.17
                                                               ----------------------------------------------------

AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                       48.66         36.59         44.29        39.60
                                                               ----------------------------------------------------


AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                    0.7650        0.7263        0.7530       0.6886
                                                               ----------------------------------------------------

Note:
1  These differentials are a discount to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $152 MILLION Both crude oil and natural gas commodity prices remained strong in the third quarter of 2004, with crude oil benchmark prices reaching record highs. The strength in reference prices was partially offset by the impact of a stronger Canadian dollar on our realized prices.

All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the strong Canadian dollar decreased net sales for the quarter by approximately $35 million, and reduced our realized crude oil price by approximately $2.70 per barrel and our realized natural gas price by $0.35 per mcf compared to the third quarter of 2003.

CRUDE OIL REFERENCE PRICES
Crude oil prices remained strong overall, with increased volatility as WTI ranged from US$38 to over US$50 per barrel. WTI climbed to a new record high in September due to heightened concerns around supply given relatively limited spare capacity overall. Potential supply disruptions, including:

o    terrorist activities in Iraq;
o    concerns over Yukos in Russia;
o    on-going civil unrest in Nigeria and Venezuela; and
o    the threat of terrorist activities in either Saudi Arabia or the US,

have caused significant upward price movement, as OPEC's ability to access additional capacity no longer seems sufficient to ensure a stable supply chain. More recently, hurricane activity in the Gulf of Mexico has pushed prices up as supply disruptions have driven down already low North American crude and product inventory levels. With strong global demand and low product inventory levels, events that threaten to disrupt even a small amount of supply continue to have a significant impact on world crude oil prices.

With added speculation around supply disruptions, we have seen increased volatility. WTI's steep retreat from US$49.40 per barrel in late August was driven mainly by speculator profit taking. During the last two weeks of August, the number of contracts held dropped by almost 20,000, correlating with a US$4.63 per barrel drop in WTI. While this caused some market correction, we have continued to see strong monthly averages, between US$42 and 46 per barrel, for WTI.

Given the strong supply and demand fundamentals, fears around possible disruptions and concerns over spare capacity, neither OPEC's announced one million barrel per day increase on September 15, 2004, nor the subsequent announcement by Saudi Arabia to increase capacity had much impact on prices. Late in the quarter, WTI broke through US$50.00 per barrel on news of large product inventory draws in North America and the threat of increased rebel activity in the Niger delta. With over 550,000 daily barrels of Gulf production shut-in due to hurricane damage, concerns around low product inventory levels have increased.


CRUDE OIL DIFFERENTIALS
Crude oil differentials have widened primarily due to the overall strength in market prices. The Canadian heavy oil differential increased to US$12.84 per barrel from US$11.62 in the second quarter. This is because sweeter blends, such as WTI, are in greater demand as they yield more diesel, heating oil and gasoline than heavy and sour blends. Also, incremental Middle East barrels resulting from increased OPEC quotas are sour and heavy, which has increased the supply of heavy barrels. With world demand growing, in particular for gasoline and diesel, heavy oil differentials have widened. We expect the heavy oil differential to remain wide for the remainder of the year.

The Masila differential averaged US$3.70 per barrel, narrowing slightly from second quarter levels. Masila continued to track the Brent/WTI spread early in the quarter. While the summer driving season in North America increased demand for WTI relative to Brent, supply fundamentals offset the summer driving season impact. Platform turnarounds in the North Sea reduced the supply of Brent and new OPEC production increased supply into the US, keeping the differential narrow. With worldwide demand growing for the sweeter blends, the differential for our sour Masila barrels widened, relative to both WTI and Brent, late in the quarter.

The Mars differential widened to US$6.08 per barrel from US$4.89 per barrel for the second quarter. Like heavier crudes, the sour differential has widened as a greater premium is being placed on sweeter blends. Also, the new OPEC production making its way to the US Gulf Coast is largely sour and is competing directly with the Mars blend.

NATURAL GAS REFERENCE PRICES
Natural gas prices weakened in the third quarter compared to the second quarter with NYMEX averaging US$5.56 per mmbtu. Cooler than normal summer weather and a strong build in storage over the summer placed downward pressure on gas prices in early September. With reports of 24 bcf per day of Gulf gas shut-in due to hurricane damage, prices strengthened to US$6.80 per mmbtu late in the quarter. Concerns around winter gas supply have decreased as the market is currently well supplied and storage levels are more than 250 bcf higher than last year.

OPERATING COSTS

                                                                                   THREE MONTHS                NINE MONTHS
                                                                                ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(Cdn$/boe)                                                                      2004          2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------
Operating Costs per boe based on our working interest production before royalties(1)
      Conventional Oil and Gas(2)                                               5.25          4.11          5.01         4.25
      Synthetic Crude Oil
        Syncrude                                                               18.87         17.06         18.72        21.63
      Total Oil and Gas(2)                                                      6.25          4.94          5.98         5.24
                                                                         -----------------------------------------------------

Operating Costs per boe based on our net production after royalties
      Conventional Oil and Gas(2)                                               7.93          6.14          7.53         6.36
      Synthetic Crude Oil
        Syncrude                                                               19.05         17.30         18.91        21.88
      Total Oil and Gas(2)                                                      9.11          7.17          8.68         7.63
                                                                         -----------------------------------------------------

Notes:
1 Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
2 2003 operating costs include results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

HIGHER CONVENTIONAL OIL AND GAS OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY $11 MILLION AND HIGHER OPERATING EXPENSE AT SYNCRUDE DECREASED NET INCOME FOR THE QUARTER BY $4 MILLION

Our operating costs have increased as a result of the Aspen-1 well remediation, higher maintenance in Yemen and Canada, more workover activity in the Gulf of Mexico and the spread of fixed costs over fewer barrels. These increases were partially offset by the deferral of costs from Australia and Nigeria. These costs have been deferred in inventory as none of these high-cost late-life barrels were lifted in the quarter.

Aspen-1 intervention costs of $12 million were expensed during the quarter. These costs were higher than expected as storm activity in the Gulf extended the work. These costs, together with higher workover activities on the Shelf, contributed a $1.10 per boe increase to our corporate unit costs in the quarter. Flow line replacements, higher water handling costs and increased maintenance at Masila in Yemen increased our corporate unit operating costs by 40(cent) per boe. However, these increased Yemen costs only reduce our corporate netbacks by 9(cent) per boe as a result of the cost recovery mechanism contained in our production sharing contract with the Government of Yemen.

The inclusion of the costs from Australia and Nigeria in inventory effectively reduced our corporate unit operating costs by 45(cent). These costs will be included in operating costs in the fourth quarter when the inventory is sold. Operating costs in Canada have increased our corporate average by 25(cent) per boe from 2003 as a result of higher maintenance and heavy oil workover programs. However, as more expensive Canadian barrels were a smaller portion of our total corporate production in the third quarter, this contributed a 15(cent) per boe decrease to our corporate unit operating costs.

The strength of the Canadian dollar reduced our US-dollar denominated operating costs, contributing a 15(cent) reduction to our corporate unit costs.

Syncrude operating costs increased 11% on a per unit basis compared to 2003 increasing our total corporate unit costs by 15(cent) per boe. Higher natural gas input costs and increased maintenance caused the majority of the increase. As more expensive Syncrude barrels were a larger portion of our total corporate production in the third quarter, our corporate unit operating costs increased by 15(cent) per boe. With greater operational reliability expected this year, Syncrude unit operating costs should be between $18 and $19 per barrel for the full year including the cost of purchased energy.

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

                                                                        THREE MONTHS                NINE MONTHS
                                                                     ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(CDN$/BOE)                                                           2004          2003          2004         2003
-------------------------------------------------------------------------------------------------------------------
DD&A per boe based on our working interest production
    before royalties(1)
      Conventional Oil and Gas(2)                                    7.83          7.36          7.59         7.41
      Synthetic Crude Oil
        Syncrude                                                     2.72          2.38          2.73         2.50
      Average Oil and Gas(2)                                         7.46          7.04          7.25         7.13
                                                               ----------------------------------------------------

DD&A per boe based on our net production after royalties
      Conventional Oil and Gas(2)                                   11.85         11.01         11.40        11.09
      Synthetic Crude Oil
        Syncrude                                                     2.75          2.42          2.75         2.53
      Average Oil and Gas(2)                                        10.88         10.21         10.52        10.38
                                                               ----------------------------------------------------

Notes:
1 DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
2 2003 DD&A includes results of discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

LOWER OIL AND GAS DD&A INCREASED NET INCOME FOR THE QUARTER BY $10 MILLION Although lower oil and gas DD&A increased net income in total, our corporate depletion rate on a per unit basis increased. Higher depletion from our more capital-intensive deep water properties in the US Gulf of Mexico has increased corporate rates by $1.10. These properties, however, benefit from lower unit operating costs as most of the costs are capital in nature.

Offsetting the increase was the benefit of a strong Canadian dollar as the depletion of our US and international assets is denominated in US dollars. This lowered our depletion rate by 25(cent) per boe. Both Australia and Nigeria are nearly fully depleted and contributed a combined reduction of 40(cent).

Syncrude depletion rates increased reflecting the depletable costs of the Aurora 2 bitumen train which came into service in late 2003.

EXPLORATION EXPENSE(1)

                                                                  THREE MONTHS                 NINE MONTHS
                                                               ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
(Cdn$ millions)                                                  2004        2003            2004          2003
---------------------------------------------------------------------------------------------------------------
Seismic                                                            15          10              40            34
Unsuccessful Exploration Drilling                                  27           6              27            30
Other                                                              12          14              41            46
                                                         ------------------------------------------------------
Total Exploration Expense                                          54          30             108           110
                                                         ======================================================

Total Exploration Capital                                          45          81             136           219
Exploration Expense as a % of Exploration Capital (%)             120          37              79            50
                                                         ------------------------------------------------------

Note:
1 2003 exploration expense for the nine months ended September 30 includes $1 million relating to discontinued operations (see Note 10 to our Unaudited Consolidated Financial Statements).

HIGHER EXPLORATION EXPENSE REDUCED NET INCOME FOR THE QUARTER BY $24 MILLION Exploration expense for the quarter included the costs of the Shark well in the Gulf of Mexico, an ultra-deep-shelf gas test on South Timbalier 174 that finished drilling during the first quarter of this year. At this time, we have no plans to re-enter the well and we have expensed $25 million of well costs. We remain encouraged by the ultra-deep-shelf and are at the forefront of this opportunity. We also expensed two unsuccessful exploration wells on Block 51 in Yemen during the quarter after encountering non-commercial amounts of hydrocarbons.

Exploration capital in the quarter included the Usan-5 well on OPL-222 offshore Nigeria, three deep-water and deep-shelf wells in the Gulf of Mexico, two exploration wells on Block 51 in Yemen and the spudding of our Ameena prospect on OML-115 in mid-September. The Usan-5 well was successful and an appraisal well is currently drilling. We have identified six additional deep-water and deep-shelf targets in the Gulf to test in the fourth quarter. We also plan to test additional prospects on Block 51 in Yemen and offshore West Africa in the remainder of the year.

OIL AND GAS MARKETING

                                                                          THREE MONTHS               NINE MONTHS
                                                                       ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(Cdn$ millions)                                                        2004          2003         2004          2003
---------------------------------------------------------------------------------------------------------------------
    Marketing Revenue, net                                              144           121          403           416
    Transportation                                                     (106)          (98)        (338)         (319)
    Other                                                                --             2           (2)            1
                                                                  ---------------------------------------------------
Contribution from Marketing                                              38            25           63            98
                                                                  ===================================================

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                  445           424          444           460
    Natural Gas (mmcf/d)                                              4,929         2,951        4,703         3,007

Value-at-Risk
    Quarter-end                                                          27            22           27            22
    High                                                                 36            26           36            31
    Low                                                                  27            14           17            14
    Average                                                              33            19           28            20
                                                                  ---------------------------------------------------

HIGHER CONTRIBUTION FROM MARKETING INCREASED NET INCOME BY $13 MILLION Marketing's quarterly contribution largely reflects profits generated by our gas marketing group. We built a position assuming summer prices would decline relative to winter prices. As a result of summer/winter spreads widening throughout most of the summer, our short summer (fixed price sale) and long winter (fixed price purchase) gas positions generated profits. In addition, we continue to acquire transportation and natural gas contracts on favourable terms from competitors exiting the market and we were able to profit from these acquisitions.

We have natural gas in storage which has been hedged economically with futures contracts and swaps. Some of these futures contracts and swaps have been designated as accounting hedges, which helps reduce the earnings volatility caused by the mark-to-market of these contracts. At the end of our third quarter, we have 26 bcf of natural gas in storage, 19 bcf of which has been hedged for accounting purposes.

Our natural gas in storage is required to be carried at the lower of cost or net realizable value, which prevents us from recognizing any increase in its value. However, mark-to-market losses on our futures contracts and swaps are required to be recorded in our earnings unless the contracts have been designated as accounting hedges. The losses on the designated futures contracts and swaps, together with the gains expected on the future sale of our gas in storage, will be recognized in earnings when the gas is sold.

At September 30, 2004, we have $41 million of unrecognized gains on our natural gas in storage that is economically hedged but not hedged for accounting purposes. Mark-to-market losses on the futures contracts and swaps that economically hedge these storage positions have been included in our earnings.

Our crude oil marketing group also contributed to our quarterly results by accelerating the pricing of future sales to take advantage of high crude oil prices.

COMPOSITION OF NET MARKETING REVENUE

                                             THREE MONTHS                NINE MONTHS
                                          ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(Cdn$ millions)                           2004          2003         2004          2003
----------------------------------------------------------------------------------------
Derivative Contracts                        29            21           48           84
Non-Derivative Contracts                     9             4           15           14
                                          ----------------------------------------------
                                            38            25           63           98
                                          ==============================================

DERIVATIVE CONTRACTS
Our marketing operation engages in crude oil, natural gas and power marketing activities to enhance prices from the sale of our own production, and for energy marketing and trading. We enter into contracts to purchase and sell crude oil and natural gas. These derivative contracts are valued as described in the MD&A included in our 2003 Annual Report on Form 10-K.


FAIR VALUE OF DERIVATIVE CONTRACTS
At September 30, 2004, the fair value of our derivative contracts not designated as accounting hedges totalled $117 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(CDN$ MILLIONS)                                                                       MATURITY
------------------------------------------------------------------------------------------------------------------------------
                                                        LESS THAN                                       MORE THAN
                                                          <1 YEAR        1-3 YEARS       4-5 YEARS        5 YEARS       TOTAL
                                                        ----------------------------------------------------------------------
Prices
    Actively Quoted Markets                                    25              14               --            --           39
    From Other External Sources                                37              41               --            --           78
    Based on Models and Other Valuation Methods                --              --               --            --           --
                                                        ----------------------------------------------------------------------
Total                                                          62              55               --            --          117
                                                        ======================================================================

More than 50% of the unrealized but recognized gains are related to contracts that will settle within 12 months. Contract maturities vary from a single day up to six years. Those maturing beyond one year are primarily from natural gas related positions. The relatively short maturity position of our contracts lowers our portfolio risk.

At September 30, 2004, we had $28 million of unrecognized losses on our derivative contracts designated as accounting hedges of the future sale of our gas inventory. These losses, together with the gains expected on the future sale of our gas inventory, will be recognized in income when the inventory is sold. These contracts were valued from actively quoted markets and settle within 12 months.

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

                                                                                                       CONTRACTS
                                                                 CONTRACTS         CONTRACTS        ENTERED INTO
                                                            OUTSTANDING AT      ENTERED INTO       DURING PERIOD
                                                              BEGINNING OF        AND CLOSED     AND OUTSTANDING
(CDN$ MILLIONS)                                                     PERIOD     DURING PERIOD    AT END OF PERIOD           TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2003                                        106                --                  --             106
   Change in Fair Value of Contracts                                   (15)              (21)                 84              48
   Net Losses (Gains) on Contracts Closed                              (58)               21                  --             (37)
   Changes in Valuation Techniques and Assumptions(1)                   --                --                  --              --
                                                            ---------------------------------------------------------------------
Fair Value at September 30, 2004                                        33                --                  84             117
                                                            =====================================================

Unrecognized Losses on Hedges of Future Sale
   of Gas Inventory at September 30, 2004                                                                                    (28)
                                                                                                                        ---------
Total Outstanding at September 30, 2004                                                                                       89
                                                                                                                        =========

Note:
1  Our valuation methodology has been applied consistently in each period.


TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS

                                                                                                  SEPTEMBER 30    DECEMBER 31
(CDN$ MILLIONS)                                                                                           2004           2003
------------------------------------------------------------------------------------------------------------------------------
Current Assets                                                                                             168            102
Non Current Assets                                                                                          93             63
                                                                                                ------------------------------
   Total Derivative Contract Assets                                                                        261            165
                                                                                                ==============================

Current Liabilities                                                                                        106             34
Non Current Liabilities                                                                                     38             25
                                                                                                ------------------------------
   Total Derivative Contract Liabilities                                                                   144             59
                                                                                                ==============================

Total Derivative Contract Net Assets 1                                                                     117            106
                                                                                                ==============================

Note:
1  Does not include derivative contracts accounted for as hedges.


NON-DERIVATIVE CONTRACTS
We enter into fee for service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facility. We earned $9 million from our non-derivative activities in the third quarter (2003 - $4 million) and $15 million (2003 - $14 million) year to date.

CHEMICALS

CASH CONTRIBUTION FROM CHEMICALS FOR THE QUARTER WAS CONSISTENT WITH THE
PRIOR YEAR
Higher sales volumes in North America and Brazil were offset by the effect of the stronger Canadian dollar. Sales volumes increased 4% during the quarter compared to 2003 but the strong Canadian dollar reduced US-dollar denominated sales by $1 million. Operating costs have increased as a result of the higher sales volumes but we are not benefiting from foreign exchange savings on these costs as they are denominated primarily in Canadian dollars. Higher electricity input costs have also put pressure on operating costs.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                                   THREE MONTHS                NINE MONTHS
                                                                                ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(CDN$ MILLIONS)                                                                 2004          2003          2004         2003
------------------------------------------------------------------------------------------------------------------------------
General and Administrative                                                        57            44           247          126
                                                                         -----------------------------------------------------

HIGHER COSTS DECREASED QUARTERLY NET INCOME BY $13 MILLION
During the second quarter, our shareholders approved the modification of our stock option plan to a tandem option plan, creating a one-time G&A expense of $82 million ($54 million, after tax). Our tandem option obligations are revalued each reporting period based on the change in the market value of our common shares. In the third quarter, the additional graded vesting of tandem options, coupled with a share price increase from $52.00 to $52.75 per share, increased our tandem option obligation and G&A expense by $9 million.

With our major development projects in the deep water of the Gulf of Mexico now on stream, we have capitalized fewer costs. Higher regulatory compliance costs, including costs associated with our Sarbanes-Oxley internal control documentation project, contributed to the increase.


INTEREST AND FINANCING COSTS

                                                           THREE MONTHS                NINE MONTHS
                                                         ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(CDN$ MILLIONS)                                           2004        2003           2004         2003
------------------------------------------------------------------------------------------------------
Interest                                                    46          35            142          107
    Less: Capitalized Interest                             (11)        (12)           (27)         (31)
                                                      ------------------------------------------------
Net Interest Expense                                        35          23            115           76
                                                      ================================================

HIGHER INTEREST EXPENSE REDUCED QUARTERLY NET INCOME BY $12 MILLION
In late 2003 and early 2004, we refinanced our preferred securities with lower cost debt. As a result, dividends on the preferred securities have been replaced with interest expense on our new debt. This increase in interest expense has been partially offset by the strong Canadian dollar, which lowered our US-dollar denominated interest expense by $2 million in the quarter. Refinancing our preferred securities reduced our effective interest rate by 17% compared to 2003.

                                                              THREE MONTHS               NINE MONTHS
                                                            ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(CDN$ MILLIONS)                                             2004          2003          2004         2003
----------------------------------------------------------------------------------------------------------
Interest                                                      46            35           142          107
Dividends on Preferred Securities                             --            16             3           50
                                                      ----------------------------------------------------
Total Financing Cost                                          46            51           145          157
                                                      ====================================================

Effective Interest Rate (%)                                  6.8           8.2           6.9          8.2
                                                      ----------------------------------------------------

INCOME TAXES

                                                              THREE MONTHS               NINE MONTHS
                                                           ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
(CDN$ MILLIONS)                                            2004          2003          2004         2003
---------------------------------------------------------------------------------------------------------
Current                                                      73            60           189          164
Future                                                       37            31            58           51
                                                      ---------------------------------------------------
Provision for Income Taxes                                  110            91           247          215
                                                      ===================================================

Effective Tax Rate (%)                                       33            34            31           24
                                                      ---------------------------------------------------

EFFECTIVE TAX RATE FOR THE QUARTER DECREASES FROM 34% TO 33%
In 2004, a 1% corporate income tax rate reduction in Alberta resulted in a $15 million recovery of future income taxes in the first quarter. The low effective tax rate for the first nine months of 2003 was the result of a reduction in tax rates for Canadian resource activities, which created a recovery of future income taxes of $76 million in the second quarter of 2003. Our effective tax rate for 2004 is expected to be 31%.

Current income taxes include cash taxes in Yemen of $65 million (2003 - $51 million) for the quarter and $168 million (2003 - $150 million) year to date. Our current income tax provision also includes current and alternative minimum tax and state taxes in the US and capital taxes in Canada.

LIQUIDITY

CAPITAL STRUCTURE

                                                                                 SEPTEMBER 30    DECEMBER 31
(CDN$ MILLIONS)                                                                          2004           2003
-------------------------------------------------------------------------------------------------------------
Bank Debt                                                                                  --             --
Long-Term Debt                                                                          2,438          2,776
                                                                                ------------- ---------------
                                                                                        2,438          2,776
Less: Current Assets                                                                   (2,857)        (2,859)
Plus: Current Liabilities                                                               1,818          1,460
                                                                                -----------------------------
Net Debt(1)                                                                             1,399          1,377
Preferred and Subordinated Securities                                                      33            364
                                                                                -----------------------------
Net Debt, including Preferred and Subordinated Securities                               1,432          1,741
                                                                                =============================

Shareholders' Equity, excluding Preferred and Subordinated Securities(2)                2,660          2,026
                                                                                =============================

Notes:
1  Long-term debt less working capital.
2 At September 30, 2004, there were 129,018,817 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by the issuance of common shares at our option after November 8, 2008. The number of shares to be issued will depend upon the common share price on the redemption date.

In February 2004, we redeemed US$217 million of preferred securities and repaid US$225 million of senior notes, which reduced shareholders' equity and debt, respectively. We took advantage of the low interest rate environment in and financed these repayments by issuing US$960 million of public debt in the fourth quarter of 2003. Shareholders' equity remains strong with solid financial results and $116 million of proceeds from the issuance of common shares. Proceeds from the issuance of common shares are primarily from the exercise of employee stock options.


CHANGE IN WORKING CAPITAL

                                                      SEPTEMBER 30    DECEMBER 31      INCREASE/
(CDN$ MILLIONS)                                               2004           2003     (DECREASE)
-------------------------------------------------------------------------------------------------
Cash and Short-Term Investments                                866          1,087          (221)
Accounts Receivable                                          1,549          1,423           126
Inventories and Supplies                                       400            270           130
Accounts Payable and Accrued Liabilities                    (1,768)        (1,404)         (364)
Other                                                           (8)            23           (31)
                                                      -------------------------------------------
Net Working Capital                                          1,039          1,399          (360)
                                                      ===========================================

Cash and short-term investments decreased with the redemption of our preferred securities and the repayment of our senior notes in February 2004. These repayments have been offset in part by our solid year to date cash flow from operations and proceeds received on the exercise of employee stock options. Oil and gas receivables increased since year end reflecting stronger commodity prices. Marketing receivables increased during the year from stronger crude oil prices and higher natural gas marketing and trading activity.

The increase in inventories and supplies was driven largely by an increase in our gas volumes in storage. Typically, our gas marketing group purchases gas for injection into storage during the spring and summer when gas prices are lower. These volumes are withdrawn during the winter when gas prices are higher. Higher field inventory levels reflect the build up of supplies for use in our Block 51 development program in Yemen and in our fourth quarter drilling program in the Gulf of Mexico.

Accounts payable and accrued liabilities are higher as a result of higher capital accruals for the Long Lake project and our increased exploration drilling during the quarter. Our accrued liabilities have increased since year-end reflecting our tandem option plan obligation of $93 million. Marketing payables increased as a result of higher natural gas marketing and trading activity and the building of our storage position.

In December, other included a prepayment for the purchase of natural gas inventory in 2004. This was included in inventory during the first quarter.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Since December 31, 2003, we have successfully reduced net debt, including preferred and subordinated securities by $309 million:

                                                                 NINE MONTHS
(CDN$ MILLIONS)                                           ENDED SEPTEMBER 30
-----------------------------------------------------------------------------
Capital Expenditures                                                  (1,086)
Cash Flow from Operations                                              1,353
                                                         --------------------
                                                                         267
Dividends on Preferred Securities and Common Shares                      (42)
Issue of Common Shares                                                   116
Other                                                                    (32)
                                                         --------------------
Decrease in Net Debt, including Preferred and
  Subordinated Securities                                                309
                                                         ====================


OUTLOOK FOR REMAINDER OF 2004

We have reduced our 2004 full year production outlook to 243,000 to 249,000 boe/d before royalties. This change reflects reductions in our expectations for Yemen (due to base declines) and the Gulf of Mexico (due to the slower than anticipated ramp-up of production from Aspen following remediation of the Aspen-1 well, delays in our shallow-water drilling program, lower than expected production from Gunnison and storms in the Gulf). We expect to generate almost $2 billion in cash flow from operations in 2004 assuming the following for the remainder of the year:


-----------------------------------------------------------------------------
WTI (US$/bbl)                                                          40.00
NYMEX natural gas (US$/mmbtu)                                           5.50
US to Canadian dollar exchange rate                                     0.75
                                                                   ----------

Our 2004 capital investment program has been increased from $1.8 billion to $1.9 billion.

Our future liquidity remains strong given our increasing cash flow from operations and the ongoing strength of our balance sheet. We continue to maintain a strong cash position and $1.7 billion of undrawn committed credit facilities. As a result, we have the necessary resources to fund our capital programs, dividend requirements and debt repayments, as well as the obligations that arise from our day-to-day operations. We declared common share dividends of $0.10 per share each quarter in 2004.


CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2003 Annual Report on Form 10-K. During the year, we have entered into new capital commitments totaling $455 million related to our major development projects. We expect to incur approximately $345 million of these commitments in the next twelve months and approximately $110 million in one to three years time.


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


NEW ACCOUNTING PRONOUNCEMENTS
In November 2003, the CICA approved an amendment to S.3860, FINANCIAL INSTRUMENTS - DISCLOSURE AND PRESENTATION to clarify the difference between an equity and liability instrument. An equity instrument exists only when an instrument is settled in shares. This amendment is effective for fiscal years beginning on or after November 1, 2004. Once adopted, the equity component of our subordinated securities would be reclassified from equity to long-term debt, and the dividends paid would be classified as interest expense. Adoption of this amendment at September 30, 2004, would increase long-term debt by $33 million and decrease subordinated securities by $33 million.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report, including those appearing in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, are forward-looking statements.1 Forward-looking statements are generally identifiable by terms such as ANTICIPATE, BELIEVE, INTEND, PLAN, EXPECT, ESTIMATE, BUDGET, OUTLOOK or other similar words.

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


----------------
1 Within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended.

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

                                                                                CASH FLOW          NET
(CDN$ MILLIONS)                                                           FROM OPERATIONS       INCOME
-------------------------------------------------------------------------------------------------------
Estimated full year impact for 2004:
    Crude Oil - US$1.00/bbl change in WTI                                              53           39
    Natural Gas - US$0.50/mcf change in NYMEX                                          60           38
    Foreign Exchange - $0.01 change in Cdn dollar to US dollar                         30           15
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


CHANGES IN INTERNAL CONTROLS
We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control over financial reporting during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. During the third quarter, we continued to improve and enhance our financial reporting systems by implementing our existing Systems, Applications, and Products in Data Processing (SAP) system into our chemical operations. The conversion of data and the implementation and operation of SAP has been continually monitored and reviewed. Based on these evaluations, there were no significant deficiencies or material weaknesses in these internal controls requiring corrective action. As a result, no corrective actions were taken.

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


(b)      REPORTS ON FORM 8-K

During the quarter ended September 30, 2004, we filed or furnished the following reports on Form 8-K:

    o On July 15, 2004, we furnished a current report on Form 8-K under item 12 to furnish our press release announcing our second quarter results for fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 18, 2004.


                                           NEXEN INC.


                                           /s/ Charles W. Fischer
                                           --------------------------------
                                           Charles W. Fischer
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ Michael J. Harris
                                           --------------------------------
                                           Michael J. Harris
                                           Controller
                                           (Principal Accounting Officer)