Form 10-K/A
period 2003-12-31
NEXEN INC
filed 2005-03-01
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
                           Web site - www.nexeninc.com

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


          Title Exchange                                 Registered On
          --------------                                 -------------
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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2003 filed on February 20, 2004 (the "Original Filing"). Nexen Inc. (the "Company") has filed this Amendment to incorporate textual changes in the Executive Summary of 2003 Results section of
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Specifically, the changes provide additional information regarding our finding and development costs and reserves replacement costs as requested by the Securities and Exchange Commission.

This Amendment has no effect on the Balance Sheet, Statement of Income, and Statement of Changes in Stockholders' Equity, and more specifically, does not affect net income, earnings per share, total cash flows, current assets, total assets, current liabilities, total stockholders' equity or other information as presented in the Original Filing.

Other information contained herein has not been updated. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

                                TABLE OF CONTENTS

                                                                            PAGE
  PART II
  Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................3
  PART IV

  Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..37


UNLESS WE INDICATE OTHERWISE, ALL DOLLAR AMOUNTS ($) ARE IN CANADIAN DOLLARS, AND OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES ARE PRESENTED ON A WORKING INTEREST BEFORE-ROYALTIES BASIS. WHERE APPROPRIATE, INFORMATION ON AN AFTER-ROYALTIES BASIS IS PROVIDED IN TABULAR FORMAT.

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

The noon-day Canadian to US dollar exchange rates for Cdn $1.00, as reported by the Bank of Canada, were:

(US$)                         DECEMBER 31      AVERAGE        HIGH        LOW
-------------------------------------------------------------------------------
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

On January 31, 2004, the noon-day exchange rate was US$0.7539 for Cdn $1.00.

Electronic copies of our filings with the Securities and Exchange Commission
(SEC) and the Ontario Securities Commission (OSC) (from November 8, 2002 onward) are available, free of charge, on our website (www.nexeninc.com). Filings prior to November 8, 2002 are available free of charge, upon request, by contacting our investor relations department at (403) 699-5931. As soon as reasonably practicable, our filings are made available on our website once they are electronically filed with the SEC or the OSC. Alternatively, the SEC and the OSC each maintain a website (www.sec.gov and www.sedar.com) that contain our reports, proxy and information statements and other published information that have been filed or furnished with the SEC and the OSC.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                TABLE OF CONTENTS

                                                                            PAGE
Executive Summary of 2003 Results..............................................3
Capital Investment.............................................................6
       2003 Capital............................................................7
       2004 Estimated Capital..................................................8
Financial Results
       Year to Year Change in Net Income......................................10
       Oil and Gas
               Production  ...................................................11
               Commodity Prices...............................................13
               Operating Costs................................................15
               Depreciation, Depletion and Amortization.......................16
               Exploration Expense............................................17
       Oil and Gas Marketing..................................................17
       Chemicals .............................................................20
       Corporate Expenses.....................................................21
Outlook for 2004..............................................................22
Liquidity.....................................................................23
Contingencies.................................................................27
Business Risk Management......................................................28
Market Risk Management........................................................31
Critical Accounting Estimates.................................................33
New Accounting Pronouncements.................................................35


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

UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS. OUR DISCUSSION AND ANALYSIS OF OUR OIL AND GAS ACTIVITIES WITH RESPECT TO OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES IS PRESENTED ON A WORKING INTEREST BEFORE-ROYALTIES BASIS. WE MEASURE OUR PERFORMANCE IN THIS MANNER CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES. WHERE APPROPRIATE, WE HAVE PROVIDED INFORMATION ON AN AFTER-ROYALTY BASIS IN TABULAR FORMAT.

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 60 OF OUR 2003 FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVE ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

EXECUTIVE SUMMARY OF 2003 RESULTS

(Cdn$ millions)                                                 2003        2002       2001
--------------------------------------------------------------------------------------------
Net Income                                                       639         452        450
Earnings per Common Share ($/share)                             4.84        3.34       3.40
Cash Flow from Operations (1)                                  1,859       1,383      1,423

Production, before royalties (mboe/d) (2)                        269         269        268
Production, after royalties (mboe/d)                             185         176        184

Capital Expenditures                                           1,494       1,625      1,404
Proved Reserve Additions, net (mmboe) (2)                         38         126        131
Finding and Development Costs (3) before Revisions ($/boe)     11.64       12.41       9.24
Finding and Development Costs (3) after Revisions ($/boe)      29.34       11.15       9.81
Reserves Replacement Costs after Revisions (4) ($/boe)         29.92       11.64       9.80

Net Debt (5)                                                   1,377       1,775      1,460
Net Debt to Cash Flow (times) (6)                                0.8         1.4        1.1
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

----------------------------
(1) We evaluate our performance and that of our business segments based on earnings and cash flow from operations. Cash flow from operations is a non-GAAP term that represents cash generated from operating activities before changes in non-cash working capital and other. We consider it a key measure as it demonstrates our ability and the ability of our business segments to generate the cash flow necessary to fund future growth through capital investment and repay debt.

     (Cdn$ millions)                                2003       2002       2001
     --------------------------------------------------------------------------
     Cash Flow from Operating Activities            1,469     1,322      1,566
     Changes in Non-Cash Working Capital              320        46       (143)
     Other                                             70        15         --
                                                   ----------------------------
     Cash Flow from Operations                      1,859     1,383      1,423
                                                   ============================

(2) Production, before royalties and reserves include our working interest before royalties. We have presented our working interest before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies. We have used our year-end pricing assumptions.

(3) Finding and Development Costs is defined as oil and gas exploration and development expenditures divided by total proved reserves additions on a before-royalties basis, prior to acquisitions and dispositions. Proved reserves include our working interest before royalties.

(4) Reserves Replacement Costs is defined as oil and gas exploration and development expenditures divided by total proved reserves additions on a before-royalties basis, with both including the effects of acquisitions and dispositions. Proved reserves include our working interest before royalties.

(5)  Long-term debt less net working capital.

(6) Net debt divided by cash flow from operations after dividends on Preferred Securities.

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

Our $96 million investment in the Long Lake project in the Athabasca oil sands allowed us to continue detailed engineering, implement a SAGD pilot, and obtain regulatory approval for the commercial project in 2003. With Board sanctioning of the commercial project in February 2004, we have booked 200 million barrels of proved reserves in 2004. Only 3 million barrels of proved reserves were booked in 2003 related to the SAGD pilot. Construction of commercial facilities will begin this summer. In 2003, we also invested $173 million in Syncrude's Stage 3 expansion, which together with base operations added 26 million barrels of proved reserves at a cost of $7.38 per boe. We expect this expansion to be completed in 2005, adding 8,000 barrels per day of new production to Nexen.

Beyond these four basins, capital was invested in our core assets in Canada and the shallow-water Gulf, in Colombia and in our chemicals operations as we expand our Brandon facility and transfer sodium chlorate capacity there from our Taft, Louisiana plant. In Canada, our exploration and development programs in Canada added 16 mmboe of conventional proved reserves.

Overall, we added 38 mmboe of net proved reserves as follows:

(mmboe)
-------------------------------------------------------------------------------
Additions (Extensions and Discoveries)                                     111
Acquisitions (Aspen)                                                        24
Dispositions (primarily southeast Saskatchewan)                            (30)
Revisions (primarily in Canada)                                            (67)
                                                                         ------
                                                                            38
                                                                         ======

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

The preceding F&D cost measure of $11.64 per boe does not take into consideration negative reserve additions. This measure was calculated by dividing the capital expenditures incurred during the year as determined in accordance with Canadian generally accepted accounting principles by the reserve volumes added from extensions and discoveries during the year. The calculation included our oil and gas and Syncrude activities and used before-royalty reserve volumes. However, it does not include other changes in reserves during the year relating to negative revisions, acquisitions and dispositions. Additional information on our F&D and reserves replacement costs (RRC) is as follows:

                                                     YEAR ENDED DECEMBER 31, 2003
                                                        RESERVE ADDITIONS
                                           CAPITAL       BEFORE ROYALTIES      REPORTED MEASURES
-------------------------------------------------------------------------------------------------
                                   (Cdn$ millions)                (mmboe)             (Cdn$/boe)

F&D (before revision)                        1,276                    111                  11.64
Reserves revision                               --                    (67)
                                   ---------------------------------------
F&D (after revision)                         1,276                     44                  29.34
Acquisition                                    164                     24                   6.68
Dispositions                                  (279)                   (30)                  9.46
                                   ---------------------------------------
RRC                                          1,161                     38                  29.92
                                   ==============================================================

Note:

Reported Measures may differ from the results achieved by dividing Capital by Reserve Additions Before Royalties due to rounding.

The comparable measures calculated on an after-royalty basis are as follows.

                                                     YEAR ENDED DECEMBER 31, 2003
                                                        RESERVE ADDITIONS
                                           CAPITAL        AFTER ROYALTIES      REPORTED MEASURES
-------------------------------------------------------------------------------------------------
                                   (Cdn$ millions)                (mmboe)             (Cdn$/boe)

F&D (before revision)                        1,276                     76                  16.85
Revision                                        --                    (42)
                                   ---------------------------------------
F&D (after revision)                         1,276                     34                  38.02
Acquisition                                    164                     22                   7.39
Dispositions                                  (279)                   (25)                 11.16
                                   ---------------------------------------
RRC                                          1,161                     31                  36.76
                                   ==============================================================

Note:

Reported Measures may differ from the results achieved by dividing Capital by Reserve Additions After Royalties due to rounding.

The comparable measures derived from the information included in the FAS 69 disclosures in our 2003 Form 10-K, which uses capital expenditures determined in accordance with United States GAAP, excludes our Syncrude activities and is prepared on an after-royalty basis, are as follows.

                                                     YEAR ENDED DECEMBER 31, 2003
                                                        RESERVE ADDITIONS
                                           CAPITAL        AFTER ROYALTIES      REPORTED MEASURES
-------------------------------------------------------------------------------------------------
                                   (Cdn$ millions)                (mmboe)             (Cdn$/boe)

F&D (before revision)                        1,266                     54                  23.45
Revision                                        --                    (47)
                                   ---------------------------------------
F&D (after revision)                         1,266                      7                 180.85
Acquisition                                    164                     22                   7.39
Dispositions                                  (279)                   (25)                 11.16
                                   ---------------------------------------
RRC                                          1,151                      4                 287.85
                                   ==============================================================

Note:

Reported Measures may differ from the results achieved by dividing Capital by Reserve Additions After Royalties due to rounding.

Readers should refer to Note 16 in the Consolidated Financial Statements included in our 2003 Form 10-K for a description of the differences between Canadian and U.S. GAAP as it pertains to the determination of costs incurred.

We also provide the following additional information as requested by the Securities and Exchange Commission (SEC).

The reserve additions (before royalties) of 111 million boe from extensions and discoveries related primarily to development drilling on the Masila block in Yemen (32 million), exploration success and commencement of development activities on Block 51 in Yemen (31 million), the Stage 3 expansion at Syncrude (26 million) and development drilling in Canada (16 million). The additions on Block 51 were recognized as proved undeveloped reserves (PUDs) for which additional development capital was planned for 2004 and early 2005 to bring the reserves into production.

The net negative reserve revisions of 67 million boe occurred primarily in Canada (60 million) and Yemen (11 million), offset by positive revisions of 4 million elsewhere. In Canada, 30 million resulted from changes in the estimated future production profiles of certain properties, 17 million from a reduction in PUDs based on drilling results and new geological mapping, and 13 million was attributable to changes in late field-life economic assumptions primarily related to changes in year-end Canadian dollar prices and our estimates of future operating costs. In Yemen, we reduced our estimate of the Masila block reserves based on drilling results and new geological mapping.

Reserves were also added from the acquisition of the remaining 40% working interest in our producing Aspen field. Reserves dispositions occurred primarily in connection with the sale of certain of our light oil properties in southeast Saskatchewan.

Our strategy is to focus a larger portion of our future capital spending on areas where we see the opportunity to grow and create value - the Athabasca oil sands, the deep-waters and deep Shelf gas in the U.S. Gulf of Mexico, the North Sea, offshore West Africa and the Middle East. As a result, we expect our future proved reserve additions to come primarily from these areas, although these areas typically have longer cycle times. As we transition to these areas, our activities on our mature properties in western Canada, the U.S. Shelf and the Masila block in Yemen will focus largely on converting PUDs to producing status, generally resulting in fewer proved reserve additions.

Readers are cautioned that F&D and RRC metrics prepared using annual capital expenditures and changes in proved reserves may be misleading as they do not represent full cycle costs due to differences in the timing of recognition of reserves. In some cases, reserves may be recognized even though the majority of the capital required to develop the reserves to bring them into production is yet to be incurred. Conversely, capital incurred during the year may include costs to develop proved reserves that were recognized in previous years. Management does not focus on annual F&D and RRC metrics; instead, management looks to longer term historical trends and full cycle F&D and RRC metrics relative to related netbacks to assess the efficiency and effectiveness of our capital programs.

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

CAPITAL INVESTMENT

(Cdn$ millions)                                        2003       2002     2001
--------------------------------------------------------------------------------
Capital Investment
    New Growth Exploration                              329        259      411
    New Growth Development                              358        626      110
    Core Asset Development                              589        592      641
    Property Acquisition                                164          4      122
                                                      --------------------------
Total Oil & Gas                                       1,440      1,481    1,284
    Chemicals, Marketing and Other                       54        144      120
                                                      --------------------------
Total                                                 1,494      1,625    1,404
                                                      ==========================

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

(CDN$ MILLIONS)                    DEVELOPMENT   EXPLORATION    OTHER     TOTAL
--------------------------------------------------------------------------------
Oil and Gas
    United States                          249           147      164       560
    Yemen                                  219            34       --       253
    Nigeria                                 --            35       --        35
    Canada                                 259            51       --       310
    Syncrude                               195            --       --       195
    Other Countries                         25            62       --        87
                                  ----------------------------------------------
                                           947           329      164     1,440

Chemicals                                   --            --       24        24
Marketing, Corporate and Other              --            --       30        30
                                  ----------------------------------------------
Total Capital                              947           329      218     1,494
                                   =============================================

In 2004, we plan to invest almost $1.7 billion in oil and gas with:

o  35% in core assets to maintain existing production levels;
o  45% in new growth development projects, and;
o  20% in new growth exploration projects.

2004 ESTIMATED CAPITAL

(CDN$ MILLIONS)                   DEVELOPMENT    EXPLORATION    OTHER     TOTAL
--------------------------------------------------------------------------------
Oil and Gas
    United States                         175            158       --       333
    Yemen                                 397             23       --       420
    Nigeria                                19             59       --        78
    Canada                                130             52       --       182
    Long Lake Synthetic                   391              9       --       400
    Syncrude                              182             --       --       182
    Other Countries                        17             60       --        77
                                 -----------------------------------------------
                                        1,311            361       --     1,672

Chemicals                                  --             --       53        53
Marketing, Corporate and Other             --             --       41        41
                                 -----------------------------------------------
Total Capital                           1,311            361       94     1,766
                                  ==============================================

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


FINANCIAL RESULTS

YEAR TO YEAR CHANGE IN NET INCOME

(Cdn$ millions)                                                   2003 VS 2002   2002 VS 2001
----------------------------------------------------------------------------------------------
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

                                                                  ----------------------------
NET INCOME FOR 2003 AND 2002                                              639              452
                                                                  ============================

Significant variances in net income are explained in the sections that follow.

OIL AND GAS

PRODUCTION

                                             2003                             2002                             2001
-----------------------------------------------------------------------------------------------------------------------------
                                      Before          After          Before            After          Before           After
                                   Royalties      Royalties       Royalties        Royalties       Royalties       Royalties
                                 --------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                              116.8           57.5           118.0             55.8           118.3            55.5
    Canada (1)                          46.3           35.4            56.3             43.4            58.0            48.3
    United States                       28.3           25.0             9.9              8.2            10.0             8.3
    Australia                            6.1            5.6            12.8             10.3            10.2             9.6
    Other Countries                      5.4            4.6             8.9              5.2             6.2             5.3
    Syncrude                            15.3           15.2            16.6             16.5            16.1            15.5
                                 --------------------------------------------------------------------------------------------
                                       218.2          143.3           222.5            139.4           218.8           142.5
                                 --------------------------------------------------------------------------------------------
Natural Gas (mmcf/d)
    Canada (1)                           158            125             167              128             174             147
    United States                        145            122             112               93             121              99
                                 --------------------------------------------------------------------------------------------
                                         303            247             279              221             295             246
                                 --------------------------------------------------------------------------------------------

Total (mboe/d)                           269            185             269              176             268             184
                                 ============================================================================================

Note:

(1) Includes the following production from discontinued operations. See Note 9 to our Consolidated Financial Statements.

     (mboe/d)                                       2003       2002       2001
     --------------------------------------------------------------------------
     Production
       Before Royalties                              6.2       10.5       11.0
       After Royalties                               4.6        7.8        8.0
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



                                [GRAPHIC OMITTED]

                 [2003 WTI MONTHLY AVERAGE LINE CHART OMITTED]



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



                                [GRAPHIC OMITTED]


                [2003 NYMEX MONTHLY AVERAGE LINE CHART OMITTED]



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

OPERATING COSTS

(Cdn$/boe)                                    2003                            2002                             2001
-----------------------------------------------------------------------------------------------------------------------------
                                       Before         After          Before            After          Before           After
                                    Royalties(1)  Royalties       Royalties(1)     Royalties       Royalties(1)    Royalties
                                 --------------------------------------------------------------------------------------------
Conventional Oil and Gas
    Yemen                                2.16          4.37            1.95             4.13            1.62            3.47
    Canada                               6.00          7.76            5.70             7.45            4.87            5.82
    United States                        4.49          5.19            9.09            10.87            6.01            7.31
    Australia                           18.60         20.21            9.76            12.14           13.50           14.38
    Other Countries                      7.47          9.01            6.21            10.69            8.07            9.94
    Average Conventional                 4.17          6.24            4.60             7.24            3.92            5.88
                                 --------------------------------------------------------------------------------------------

Synthetic Crude Oil
    Syncrude                            21.96         22.18           18.10            18.21           19.43           20.29
Average Oil and Gas                      5.19          7.56            5.42             8.26            4.88            7.10
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

DEPRECIATION, DEPLETION AND AMORTIZATION (DD&A)

(Cdn$/boe)                                   2003                             2002                             2001
-----------------------------------------------------------------------------------------------------------------------------
                                       Before         After          Before            After          Before           After
                                    Royalties(2)  Royalties       Royalties(2)     Royalties       Royalties(2)    Royalties
                                 --------------------------------------------------------------------------------------------
Conventional Oil and Gas
    Yemen                                3.96          8.03            3.47             7.34            2.56            5.48
    Canada (1)                           9.10         11.76            8.22            10.72            7.14            8.53
    United States                       10.80         12.47           12.74            15.38           10.59           12.85
    Australia                           13.31         14.46           10.45            12.99           16.61           17.69
    Other Countries                     17.09         22.47           13.22            22.90           15.11           18.62
    Average Conventional                 7.37         11.04            6.84            10.81            5.97            8.98
                                 --------------------------------------------------------------------------------------------

Synthetic Crude Oil
    Syncrude                             2.50          2.53            2.13             2.17            2.03            2.13
Average Oil and Gas                      7.09         10.33            6.55            10.01            5.73            8.40
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

EXPLORATION EXPENSE

(Cdn$ millions)                                               2003        2002         2001
--------------------------------------------------------------------------------------------
Seismic                                                         62          75           77
Unsuccessful Drilling                                           70          61          133
Other                                                           68          45           50
                                                           ---------------------------------
Total Exploration Expense                                      200         181          260
                                                           =================================

Total Exploration Capital                                      329         259          411

Exploration Expense as a % of Exploration Capital (%)           61          70           63
                                                           ---------------------------------

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

COMPOSITION OF NET MARKETING REVENUE

(Cdn$ millions)                                             2003         2002
------------------------------------------------------------------------------

Derivative Energy Contracts                                  148           58
Non-Derivative Energy Contracts                               21           15
                                                     -------------------------
                                                             169           73
                                                     =========================

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

FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

At December 31, 2003, the fair value of our derivative energy contracts not designated as hedges totalled $106 million (2002 - $3 million). The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                        MATURITY
------------------------------------------------------------------------------------------------------------------------------
                                                         Less than                                      More than
                                                          one year       1-3 years       4-5 years        5 years       Total
                                                        ----------------------------------------------------------------------
Prices
    Actively Quoted Markets                                     (9)             1               --            --           (8)
    From Other External Sources                                 77             30                9            (2)         114
    Based on Models and Other Valuation Methods                 --             --               --            --           --
                                                        ----------------------------------------------------------------------
Total                                                           68             31                9            (2)         106
                                                        ======================================================================

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

At December 31, 2003, the unrecognized losses on our derivative energy contracts accounted for as hedges of the future sale of our inventory totalled $11 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                        MATURITY
------------------------------------------------------------------------------------------------------------------------------
                                                         Less than                                      More than
                                                          one year       1-3 years       4-5 years        5 years       Total
                                                        ----------------------------------------------------------------------
Price
    Actively Quoted Markets                                    (11)            --               --            --          (11)
    From Other External Sources                                 --             --               --            --           --
    Based on Models and Other Valuation Models                  --             --               --            --           --
                                                        ----------------------------------------------------------------------
Total                                                          (11)            --               --            --          (11)
                                                        ======================================================================

Our accounting policy does not permit us to record income on transportation and storage contracts using option valuation methods.

CHANGES IN FAIR VALUE OF DERIVATIVE ENERGY CONTRACTS

                                                                                                   Contracts
                                                               Contracts        Contracts       Entered into
                                                          Outstanding at     Entered into        During Year
                                                            Beginning of       and Closed    and Outstanding
(Cdn$ millions)                                                     Year      During Year     at End of Year         Total
---------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2002                                        3               --                 --             3
Change in Fair Value of Contracts                                      6               53                 89           148
Net Losses (Gains) on Contracts Closed                                 2              (53)                --           (51)
Derivative Energy Contracts Acquired                                  --               --                  6             6
Changes in Valuation Techniques and Assumptions 1                     --               --                 --            --
                                                          -----------------------------------------------------------------
Fair Value at December 31, 2003                                       11               --                 95           106
                                                          -----------------------------------------------------------------
Unrecognized Losses on Hedges of Future Sale
    of Inventory at December 31, 2003                                 --               --                (11)          (11)
                                                          -----------------------------------------------------------------
Total Outstanding at December 31, 2003                                11               --                 84            95
                                                          =================================================================

Note:

(1)  Our valuation methodology has been applied consistently year over year.

TOTAL CARRYING VALUE OF DERIVATIVE ENERGY CONTRACTS

(Cdn$ millions)                                                                                        2003            2002
----------------------------------------------------------------------------------------------------------------------------
Current Assets                                                                                          102              42
Non Current Assets                                                                                       63              14
                                                                                               -----------------------------
   Total Derivative Energy Contract Assets                                                              165              56
                                                                                               =============================

Current Liabilities                                                                                      34              46
Non Current Liabilities                                                                                  25               7
                                                                                               -----------------------------
   Total Derivative Energy Contract Liabilities                                                          59              53
                                                                                               =============================

Total Derivative Energy Contract Net Assets (1)                                                         106               3
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

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE

(Cdn$ millions)                                                                         2003           2002            2001
----------------------------------------------------------------------------------------------------------------------------
General and Administrative Expenses                                                      190            152            136
                                                                                     ---------------------------------------


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

INTEREST

(Cdn$ millions)                                                                         2003           2002            2001
----------------------------------------------------------------------------------------------------------------------------
Interest                                                                                 148            140            112
    Less: Capitalized Interest                                                            43             31             --
                                                                                     ---------------------------------------
Net Interest Expense                                                                     105            109            112
                                                                                     =======================================

Effective Rate (%)                                                                       7.2            7.1            7.6
                                                                                     ---------------------------------------


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

INCOME TAXES

(Cdn$ millions)                                                                         2003           2002            2001
----------------------------------------------------------------------------------------------------------------------------
Current                                                                                  210            223            216
Future                                                                                   (40)           (12)            67
                                                                                     ---------------------------------------
                                                                                         170            211            283
                                                                                     =======================================

Effective Rate (%)                                                                        22             34             40
                                                                                     ---------------------------------------

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

OTHER INCOME

(Cdn$ millions)                                                                         2003           2002            2001
----------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Gain (Loss)                                                               6             (3)            --
Business Interruption Insurance Proceeds                                                  12             --             --
Interest Income                                                                            9              7             17
Other                                                                                     15              4             20
                                                                                     ---------------------------------------
                                                                                          42              8             37
                                                                                     =======================================

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

                                                                   2004 ESTIMATED PRODUCTION
                                                           ---------------------------------------
(mboe/d)                                                  BEFORE ROYALTIES        AFTER ROYALTIES
--------------------------------------------------------------------------------------------------
Gulf of Mexico (1)                                               60  -  65               55 -  57
Yemen, Masila                                                   110  - 118               58 -  62
Canada Conventional (2)                                          57  -  65               46 -  53
Syncrude                                                         16  -  18               16 -  17
Other International                                               7  -   9                6 -   8
                                                           ----------------=----------------------
Total                                                           255  - 275              180 - 195
                                                           =======================================

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

We expect to generate around $1.3 billion in cash flow from operations in 2004 assuming the following:

-------------------------------------------------------------------------------------------------
WTI (US$/bbl)                                                                              25.00
NYMEX natural gas (US$/mmbtu)                                                               4.25
US to Canadian dollar exchange rate                                                         0.75

Changes in actual commodity prices and exchange rates will impact our annual cash flow from operations as follows:

(Cdn$ millions)
-------------------------------------------------------------------------------------------------
WTI - US $1 change                                                                            53
NYMEX natural gas - US $0.50 change                                                           60
Exchange rate - $0.01 change                                                                  21

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

(Cdn$ millions)                                                    2003           2002           2001        2000        1999
------------------------------------------------------------------------------------------------------------------------------
Cash Flow from Operations                                         1,859          1,383          1,423       1,569         780
Capital Expenditures                                             (1,494)        (1,625)        (1,404)       (915)       (612)
                                                            ------------------------------------------------------------------
                                                                    365           (242)           19          654         168
                                                            ==================================================================

WTI (US$/bbl)                                                     31.04          26.09          25.97       30.21       19.24
NYMEX natural gas (US$/mmbtu)                                      5.60           3.37           4.00        4.31        2.31
                                                            ------------------------------------------------------------------

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

CAPITAL STRUCTURE

(Cdn$ millions)                                                                               2003          2002
-----------------------------------------------------------------------------------------------------------------
Bank Debt                                                                                       --            --
Senior Public Debt                                                                           2,776         1,844
                                                                                     -----------------------------
                                                                                             2,776         1,844
Less: Cash                                                                                   1,087            59
Less: Non-Cash Working Capital (1)                                                             312            10
                                                                                     -----------------------------
Net Debt (2)                                                                                 1,377         1,775
Preferred and Subordinated Securities                                                          364           724
                                                                                     -----------------------------
Net Debt, including Preferred and Subordinated Securities                                    1,741         2,499
                                                                                     =============================

Shareholders' Equity (3),(4)                                                                 2,418         2,348
                                                                                     ============== ==============

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

CHANGE IN WORKING CAPITAL

                                                                                                                  INCREASE/
(Cdn$ millions)                                                                           2003          2002     (DECREASE)
----------------------------------------------------------------------------------------------------------------------------
Cash and Short-Term Investments                                                          1,087            59         1,028
Accounts Receivable                                                                      1,423           988           435
Inventories and Supplies                                                                   270           256            14
Accounts Payable and Accrued Liabilities                                                (1,404)       (1,194)         (210)
Other                                                                                       23           (40)           63
                                                                                    ----------------------------------------
                                                                                         1,399            69         1,330
                                                                                    ========================================

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


NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. During the year, we successfully reduced net debt, including preferred and subordinated securities, by $758 million:

(Cdn$ millions)                                                                           2003          2002
-------------------------------------------------------------------------------------------------------------
Capital Expenditures                                                                     1,494         1,625
Cash Flow from Operations                                                               (1,859)       (1,383)
                                                                                    -------------------------
                                                                                          (365)          242
Dividends on Preferred Securities and Common Shares                                        104           109
Foreign Exchange Translation of US-dollar Debt and Cash                                   (281)           --
Proceeds on Disposition of Assets                                                         (293)          (49)
Issue of Common Shares                                                                      73            51
Other                                                                                        4           (38)
                                                                                    -------------------------
Increase (Decrease) in Net Debt, including Preferred and Subordinated Securities          (758)          315
                                                                                    =========================

The reduction in net debt has a positive impact on our leverage metrics:

                                                                                          2003          2002           2001
----------------------------------------------------------------------------------------------------------------------------
Net Debt, including Preferred Securities and Subordinated Securities,
    to Cash Flow (1) (times)                                                               1.0           1.9            1.6
Interest Coverage (2) (times)                                                             13.3          10.7           13.7
Fixed Charge Coverage (3) (times)                                                          9.5           7.2            8.4
                                                                                    ----------------------------------------

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

-------------------------------------------------------------------------------
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

(Cdn$ millions)                                                                  Payments (1)
------------------------------------------------------------------------------------------------------------------------------
                                                                  Less than                                         More than
                                                    Total            1 year         1-3 years     4-5 years           5 years
                                               -------------------------------------------------------------------------------
Long-Term Debt (1)                                     2,776             291               98           275             2,112
Preferred and Subordinated Securities (1)                364             331               --            --                33
Operating Leases (2)                                     217              33               58            35                91
Transportation and Storage Commitments (2)               580             212              172            85               111
Work Commitments                                          81              64               17            --                 -
Dismantlement and Site Restoration                       514              18               28            32               436
Other                                                      1               1               --            --                 -
                                               -------------------------------------------------------------------------------
Total                                                  4,533             950              373           427             2,783
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

Nexen is a Gold level reporter in Canada's Voluntary Challenge and Registry
(VCR); our 2002 VCR report includes the observation that we have voluntarily reduced our direct emissions by almost 2 million tons of (CO2) equivalent since we started reporting in 1996. As well, progress has been made toward reduction of our energy inputs per unit of production. In 2003, we initiated another gas gathering project in heavy oil. We are still assessing our 2003 performance and it will be reported to the VCR.

Nexen has looked to GHG emission reduction and to offset investments. In 1995, we started capturing, compressing and selling methane gas from our Canadian heavy oil operation instead of venting it to the atmosphere. As a Canadian-based international oil and gas exploration and production company, we have worked closely with the Canadian Clean Development Mechanism/Joint Implementation Office of the Department of Foreign Affairs and International Trade to ensure that Canadian companies get access to low cost/high quality carbon offset investments. Nexen has entered into discussions with the management of several GHG investment pools and continues to evaluate the opportunities associated with biological and geological sequestration of (CO2) and the capture of methane from landfills. We continue to investigate carbon-offset opportunities in each of our core countries in the belief that there may be synergies between our oil and gas activities and carbon investments. We continuously review the feasibility of new and ongoing projects with respect to current social, political and economic factors and will continue to take into account the policy and requirements with respect to GHG when conducting these reviews.

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

SENSITIVITIES

(Cdn$ millions)                                                                               Cash Flow           Net Income
-----------------------------------------------------------------------------------------------------------------------------
Estimated 2004 impact:
    Crude Oil - US$1.00/bbl change in WTI                                                            53                   41
    Natural Gas - US$0.50/mcf change                                                                 60                   38
    Foreign Exchange - $0.01 change in US to Cdn Dollar                                              21                    9
                                                                                            ---------------------------------

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

                                                                     Hedged                                           Average
                                                                    Volumes                        Term                 Price
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (US$)
Fixed WTI Price                                                 5,000 bbls/d    April 2003 - March 2004             28.50/bbl
Fixed NYMEX Price                                            12,000 mmbtu/d     April 2003 - March 2004            5.35/mmbtu

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

Reserve estimates are critical to many of our accounting estimates, including:

o Determining whether or not an exploratory well has found economically producible reserves. If successful, we capitalize the costs of the well, and if not, we expense the costs immediately. In 2003, $70 million of our total $180 million spent on exploration drilling was expensed in the year. If none of our drilling had been successful, our net income would have decreased by $72 million after tax.
o Calculating our unit-of-production depletion and asset retirement obligation rates. Both proved and proved developed reserve (1) estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense and our provision for dismantlement and site restoration. Proved reserves are used where a property is acquired and proved developed reserves are used where a property is drilled and developed. In 2003, oil and gas depletion, before impairment charges, and oil and gas dismantlement and site restoration costs of $636 million and $34 million, respectively, were recorded in depletion, depreciation and amortization expense. If our reserve estimates changed by 10%, our depletion, depreciation and amortization expense would have changed by approximately $50 million, after tax, assuming no other changes to our reserve profile.

----------------

(1) "Proved" oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and natural gas liquids that geological and engineering data demonstrate with reasonable certainty can be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered "proved" if economic producability is supported by either actual production or a conclusive formation test. "Proved developed" oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operation methods.

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The exhibits filed with this Amendment No. 1 to the Annual Report on Form 10-K/A are listed on the Exhibit Index below.


EXHIBITS

*31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*       Filed herewith

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2005.


                                  NEXEN INC.


                                  By: /s/ Charles W. Fischer
                                      --------------------------
                                      Charles W. Fischer
                                      President, Chief Executive Officer
                                      and Director (Principal Executive Officer)