Form 10-Q
period 2005-03-31
NEXEN INC
filed 2005-04-29
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2005

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

                           Yes  X          No
                              -----          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes  X          No
                              -----          -----

On March 31, 2005, there were 129,990,330 common shares issued and outstanding.

                                   NEXEN INC.

                                      INDEX

PART I        FINANCIAL INFORMATION                                         PAGE

    Item 1.   Unaudited Consolidated Financial Statements .................    3

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   24

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk...   43

    Item 4.   Controls and Procedures......................................   43

PART II       OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders..........   44

    Item 6.   Exhibits and Reports on Form 8-K.............................   44


This report should be read in conjunction with our 2004 Annual Report on Form 10-K and with our current reports on Form 8-K filed or furnished on January 12, February 4, February 10, February 25, March 7 and March 11, 2005.


SPECIAL NOTE TO CANADIAN INVESTORS
Nexen is a US Securities and Exchange Commission (SEC) registrant and a Form 10-K and related forms filer. Therefore, our reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2004, certain Canadian regulatory authorities adopted NATIONAL INSTRUMENT 51-101 - STANDARDS OF DISCLOSURE FOR OIL AND GAS ACTIVITIES (NI 51-101) which prescribe that Canadian companies follow certain standards for the preparation and disclosure of reserves and related information. We have been granted certain exemptions from NI 51-101. Please refer to the SPECIAL NOTE TO CANADIAN INVESTORS on page 72 of our 2004 Annual Report on Form 10-K.

UNLESS WE INDICATE OTHERWISE, ALL DOLLAR AMOUNTS ($) ARE IN CANADIAN DOLLARS, AND OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES ARE PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WHERE APPROPRIATE, INFORMATION ON A NET, AFTER-ROYALTIES BASIS IS PRESENTED IN TABLES. VOLUMES AND RESERVES INCLUDE SYNCRUDE OPERATIONS UNLESS OTHERWISE NOTED.

Below is a list of terms specific to the oil and gas industry. They are used throughout the Form 10-Q.

/d        =   per day                                 mboe    =   thousand barrels of oil equivalent
bbl       =   barrel                                  mmboe   =   million barrels of oil equivalent
mbbls     =   thousand barrels                        mcf     =   thousand cubic feet
mmbbls    =   million barrels                         mmcf    =   million cubic feet
mmbtu     =   million British thermal units           bcf     =   billion cubic feet
boe       =   barrels of oil equivalent               NGL     =   natural gas liquid
                                                      WTI     =   West Texas Intermediate

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

On March 31, 2005, the noon-day exchange rate for Cdn$1.00 was US$0.8267 as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


Unaudited Consolidated Statement of Income
for the Three Months Ended March 31, 2005 and 2004.............................4

Unaudited Consolidated Balance Sheet
as at March 31, 2005 and December 31, 2004.....................................5

Unaudited Consolidated Statement of Cash Flows
for the Three Months Ended March 31, 2005 and 2004.............................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three Months Ended March 31, 2005 and March 31, 2004...................7

Notes to Unaudited Consolidated Financial Statements...........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions, except per share amounts

                                                                        2005                   2004
----------------------------------------------------------------------------------------------------
                                                                                       Restated for
                                                                                         Changes in
                                                                              Accounting Principles
                                                                                             Note 1
REVENUES
    Net Sales                                                            916                    715
    Marketing and Other (Note 11)                                         72                    158
                                                                ------------------------------------
                                                                         988                    873
                                                                ------------------------------------
EXPENSES
    Operating                                                            225                    179
    Depreciation, Depletion, Amortization and Impairment                 256                    174
    Transportation and Other                                             208                    142
    General and Administrative                                           181                     60
    Exploration                                                           28                     28
    Interest (Note 5)                                                     34                     45
                                                                ------------------------------------
                                                                         932                    628
                                                                ------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     56                    245
                                                                ------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                               79                     53
    Future                                                               (60)                    12
                                                                ------------------------------------
                                                                          19                     65
                                                                ------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                                     37                    180
    Net Income from Discontinued Operations (Note 12)                     --                      4
                                                                ------------------------------------

NET INCOME                                                                37                    184
                                                                ====================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 9)                                                      0.29                   1.41
                                                                ====================================

    Diluted (Note 9)                                                    0.28                   1.39
                                                                ====================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 9)                                                      0.29                   1.44
                                                                ====================================

    Diluted (Note 9)                                                    0.28                   1.42
                                                                ====================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                            MARCH 31    DECEMBER 31
                                                                                2005           2004
----------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                    70            74
      Accounts Receivable (Note 2)                                              2,075         2,136
      Inventories and Supplies (Note 3)                                           455           351
      Other                                                                        38            42
                                                                       -----------------------------
         Total Current Assets                                                   2,638         2,603
                                                                       -----------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $5,578 (December 31, 2004 - $5,344)                      9,001         8,643
    GOODWILL                                                                      377           375
    FUTURE INCOME TAX ASSETS                                                      353           333
    DEFERRED CHARGES AND OTHER ASSETS (Note 4)                                    267           429
                                                                       -----------------------------

                                                                               12,636        12,383
                                                                       =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings                                                        94           100
      Accounts Payable and Accrued Liabilities                                  2,414         2,416
      Accrued Interest Payable                                                     41            34
      Dividends Payable                                                            13            13
                                                                       -----------------------------
         Total Current Liabilities                                              2,562         2,563
                                                                       -----------------------------

    LONG-TERM DEBT (Note 5)                                                     4,424         4,259
    FUTURE INCOME TAX LIABILITIES                                               2,095         2,131
    ASSET RETIREMENT OBLIGATIONS (Note 6)                                         433           421
    DEFERRED CREDITS AND OTHER LIABILITIES                                        173           142
    SHAREHOLDERS' EQUITY (Note 8)
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2005 - 129,990,330 shares
                           2004 - 129,199,583 shares                              684           637
      Contributed Surplus                                                           1            --
      Retained Earnings                                                         2,359         2,335
      Cumulative Foreign Currency Translation Adjustment                          (95)         (105)
                                                                       -----------------------------
         Total Shareholders' Equity                                             2,949         2,867
                                                                       -----------------------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 13)
                                                                               12,636        12,383
                                                                       =============================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions

                                                                                2005                   2004
------------------------------------------------------------------------------------------------------------
                                                                                               Restated for
                                                                                                 Changes in
                                                                                      Accounting Principles
                                                                                                     Note 1
OPERATING ACTIVITIES
    Net Income from Continuing Operations                                        37                     180
    Net Income from Discontinued Operations                                      --                       4
    Charges and Credits to Income not Involving Cash (Note 10)                  472                     202
    Exploration Expense                                                          28                      28
    Changes in Non-Cash Working Capital (Note 10)                               (53)                    120
    Other                                                                       (43)                      4
                                                                       -------------------------------------
                                                                                441                     538

FINANCING ACTIVITIES
    Proceeds from Term Credit Facilities, Net                                   138                      --
    Proceeds from Long-Term Debt (Note 5)                                     1,253                      --
    Repayment of Long-Term Debt (Note 5)                                     (1,241)                   (300)
    Repayment of Short-Term Borrowings, Net                                     (10)                     --
    Redemption of Preferred Securities                                           --                    (289)
    Dividends on Common Shares                                                  (13)                    (13)
    Issue of Common Shares                                                       32                      82
    Other                                                                       (16)                     --
                                                                       -------------------------------------
                                                                                143                    (520)

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                              (594)                   (314)
      Proved Property Acquisitions                                               (1)                     --
      Chemicals, Corporate and Other                                             (4)                    (11)
    Proceeds on Disposition of Assets                                             2                      --
    Changes in Non-Cash Working Capital (Note 10)                               (14)                      8
    Other                                                                        16                      --
                                                                       -------------------------------------
                                                                               (595)                   (317)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                          7                      12
                                                                       -------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (4)                   (287)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  74                   1,087
                                                                       -------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        70                     800
                                                                       =====================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
Cdn$ millions

                                                                                2005                   2004
------------------------------------------------------------------------------------------------------------
                                                                                               Restated for
                                                                                                 Changes in
                                                                                      Accounting Principles
                                                                                                     Note 1
COMMON SHARES
    Balance at January 1                                                          637                  513
    Issue of Common Shares                                                         32                   82
    Previously Recognized Liability Relating to Stock Options Exercised            15                    -
                                                                             -------------------------------
    Balance at March 31                                                           684                  595
                                                                             ===============================

CONTRIBUTED SURPLUS
    Balance at January 1                                                           --                    1
    Stock Based Compensation Expense                                                1                    1
                                                                             -------------------------------
    Balance at March 31                                                             1                    2
                                                                             ===============================

RETAINED EARNINGS
    Balance at January 1                                                        2,335                1,594
    Net Income                                                                     37                  184
    Dividends on Common Shares                                                    (13)                 (13)
                                                                             -------------------------------
    Balance at March 31                                                         2,359                1,765
                                                                             ===============================

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
    Balance at January 1                                                         (105)                 (33)
    Translation Adjustment, Net of Income Taxes                                    10                    3
                                                                             -------------------------------
    Balance at March 31                                                           (95)                 (30)
                                                                             ===============================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.       ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 16. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at March 31, 2005 and the results of our operations and our cash flows for the three months ended March 31, 2005 and 2004.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to litigation, asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2005.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. The accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K.


CHANGES IN ACCOUNTING PRINCIPLES

FINANCIAL INSTRUMENTS

In the fourth quarter of 2004, we retroactively adopted the changes to Canadian Institute of Chartered Accountants (CICA) standard S.3860, FINANCIAL INSTRUMENTS. These changes require that fixed-amount contractual obligations that can be settled by issuing a variable number of equity instruments be classified as a liability. Our US-dollar denominated preferred and subordinated securities have these characteristics and accordingly have been reclassified as long-term debt. Dividends and interest on these securities have been included in interest expense and issue costs previously charged to retained earnings have been amortized over the life of the securities. Unamortized issue costs have been expensed on the redemption of the preferred securities in 2004. Foreign exchange gains or losses from translation of the US-dollar amounts have been included as cumulative foreign currency translation adjustments. The change was adopted retroactively and all prior periods presented have been restated. This change in accounting principle has no effect on our Unaudited Consolidated Financial Statements for the three months ended March 31, 2005.


GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In 2004, we adopted CICA standard S.1100, GENERALLY ACCEPTED ACCOUNTING PRINCIPLES which eliminated general practice in Canada as a component of GAAP. Our accounting policy is to include geological and geophysical costs as operating cash outflows in our Unaudited Consolidated Statement of Cash Flows. For previous years, we included geological and geophysical costs as investing cash outflows consistent with industry practice in Canada. In our Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2005, we included $5 million (March 31, 2004 - $18 million) of geological and geophysical costs as other operating cash outflows. This change in accounting policy was adopted prospectively.


IMPACT OF CHANGES IN ACCOUNTING PRINCIPLES

The impact of the changes on our Unaudited Consolidated Statement of Income for the three months ended March 31, 2004 resulted in additional interest expense of $3 million for dividends on preferred securities, additional transportation and other expense of $11 million for the unamortized issue costs on the redemption of preferred securities, and a corresponding reduction in the provision for income taxes of $6 million. The impact of these changes in accounting principles on our Unaudited Consolidated Statement of Income and Earnings per Common Share for the three months ended March 31, 2004, are shown below.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME FOR THE THREE MONTHS
ENDED MARCH 31, 2004

                                                                          2004
--------------------------------------------------------------------------------
Transportation and Other Expense as Reported                               131
    Plus:  Unamortized Issue Costs on Redemption of
           Preferred Securities                                             11
                                                                       ---------
Transportation and Other Expense as Restated                               142
                                                                       ---------

Interest Expense as Reported                                                42
    Plus:  Dividends on Preferred Securities                                 3
                                                                       ---------
Interest Expense as Restated                                                45
                                                                       ---------

Provision for Future Income Taxes as Reported                               18
    Plus:  Tax Effect of Changes in Accounting Principles                   (6)
                                                                       ---------
Provision for Future Income Taxes as Restated                               12
                                                                       ---------

NET INCOME AND EARNINGS PER COMMON SHARE FOR THE THREE MONTHS
ENDED MARCH 31, 2004

                                                                          2004
--------------------------------------------------------------------------------
Net Income Attributable to Common Shareholders
    As Reported                                                            190
    Less:  Unamortized Issue Costs on Redemption of Preferred
           Securities, Net of Income Taxes                                  (6)
                                                                       ---------
    As Restated                                                            184
                                                                       =========

Earnings per Common Share ($/share)
    Basic as Reported                                                     1.49
                                                                       =========
    Restated                                                              1.44
                                                                       =========

    Diluted as Reported                                                   1.47
                                                                       =========
    Restated                                                              1.42
                                                                       =========

RECLASSIFICATION

Certain comparative figures have been reclassified to ensure consistency with current period presentation.

2.       ACCOUNTS RECEIVABLE

                                                                       MARCH 31      DECEMBER 31
                                                                           2005             2004
-------------------------------------------------------------------------------- ----------------
Trade
    Marketing                                                              1,275          1,452
    Oil and Gas                                                              671            593
    Chemicals and Other                                                       56             57
                                                                     ----------- ----------------
                                                                           2,002          2,102
Non-Trade                                                                     80             49
                                                                     ----------- ----------------
                                                                           2,082          2,151
Allowance for Doubtful Accounts                                               (7)           (15)
                                                                     ----------- ----------------
Total                                                                      2,075          2,136
                                                                     =========== ================

3        INVENTORIES AND SUPPLIES

                                                                       MARCH 31   DECEMBER 31
                                                                           2005          2004
----------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                               275          199
    Oil and Gas                                                               9            6
    Chemicals and Other                                                      11           13
                                                                     -------------------------
                                                                            295          218
Work in Process                                                               5            4
Field Supplies                                                              155          129
                                                                     -------------------------
Total                                                                       455          351
                                                                     =========================
4.       DEFERRED CHARGES AND OTHER ASSETS

                                                                       MARCH 31   DECEMBER 31
                                                                           2005          2004
----------------------------------------------------------------------------------------------
Crude Oil Put Options                                                        21          200
Long-Term Marketing Derivative Contracts                                    115           91
Defined Benefit Pension Plan Asset                                           11           13
Deferred Financing Costs                                                     71           67
Other                                                                        49           58
                                                                     -------------------------
Total                                                                       267          429
                                                                     =========================
5.       LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                       MARCH 31   DECEMBER 31
                                                                           2005          2004
----------------------------------------------------------------------------------------------
Acquisition Credit Facilities (US$473 million drawn)                        572         1,806
Term Credit Facilities (US$180 million drawn)                               218            87
Debentures, due 2006 (1)                                                     93            93
Medium-Term Notes, due 2007                                                 150           150
Medium-Term Notes, due 2008                                                 125           125
Notes, due 2013 (US$500 million)                                            605           602
Notes, due 2015 (US$250 million) (a)                                        302            --
Notes, due 2028 (US$200 million)                                            242           241
Notes, due 2032 (US$500 million)                                            605           602
Notes, due 2035 (US$790 million) (b)                                        956            --
Subordinated Debentures, due 2043 (US$460 million)                          556           553
                                                                     -------------------------
                                                                          4,424         4,259
                                                                     =========================

Note:
(1) Includes $50 million of principal that was effectively converted through a currency exchange contract to US$37 million.

(a)      NOTES, DUE 2015

In March 2005, we issued US$250 million of notes. Interest is payable semi-annually at a rate of 5.20% and the principal is to be repaid in March 2015. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term to maturity equal to the remaining term of the notes plus 0.15%. The proceeds were used to repay a portion of the Acquisition Credit Facilities.

(b)      NOTES, DUE 2035

In March 2005, we issued US$790 million of notes. Interest is payable semi-annually at a rate of 5.875% and the principal is to be repaid in March 2035. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term to maturity equal to the remaining term of the notes plus 0.2%. The proceeds were used to repay a portion of the Acquisition Credit Facilities.

(c) INTEREST EXPENSE

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
                                                               2005        2004
--------------------------------------------------------------------------------

Long-Term Debt                                                   62         49
Other                                                             5          3
                                                           ---------------------
                                                                 67         52
   Less: Capitalized                                            (33)        (7)
                                                           ---------------------
Total                                                            34         45
                                                           =====================

Capitalized interest relates to and is included as part of the cost of our oil and gas property, plant and equipment. The capitalization rates are based on our weighted-average cost of borrowings.

6.       ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment are as follows:
                                                          MARCH 31  DECEMBER 31
                                                              2005         2004
--------------------------------------------------------------------------------
Balance at Beginning of Period                                 468          323
    Obligations Assumed with Development Activities              8           12
    Obligations Assumed with Business Acquisition               --          134
    Obligations Discharged with Disposed Properties             --           (4)
    Expenditures Made on Asset Retirements                     (17)         (31)
    Accretion                                                    6           17
    Revisions to Estimates                                      --           24
    Effects of Foreign Exchange                                  1           (7)
                                                         -----------------------
Balance at End of Period (1)                                   466          468
                                                         =======================

Note:
(1) Obligations due within 12 months of $33 million (2004 - $47 million) have been included in accounts payable and accrued liabilities.

Our total estimated undiscounted asset retirement obligations amount to $766 million (December 31, 2004 - $770 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $107 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

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

7.       DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE AND FINANCIAL INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

CDN$ MILLIONS                                                  MARCH 31, 2005                      DECEMBER 31, 2004
------------------------------------------------------------------------------------     ------------------------------------
                                                  CARRYING      FAIR    UNRECOGNIZED     CARRYING       FAIR     UNRECOGNIZED
                                                     VALUE     VALUE     GAIN/(LOSS)        VALUE      VALUE      GAIN/(LOSS)
                                                 -----------------------------------     ------------------------------------
Commodity Price Risk--
    Non-Trading Activities
      Crude Oil Put Options                             27        27             --           200       200              --

    Trading Activities
      Crude Oil and Natural Gas                         58        58             --            83        83              --
      Future Sale of Gas Inventory                      --        (1)            (1)           --         6               6

Foreign Currency Risk
    Non-Trading Activities                              11        11             --             7         7              --
    Trading Activities                                   8         8             --            10        10              --
                                                ------------------------------------   --------------------------------------
Total Derivatives                                      104       103             (1)          300       306               6
                                                 ===================================   ======================================

Financial Assets and Liabilities
      Long-Term Debt                                (4,424)   (4,576)          (152)       (4,259)   (4,503)           (244)
                                                 ===================================   ======================================

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

CRUDE OIL PUT OPTIONS

We purchased WTI crude oil put options to manage the commodity price risk exposure of a portion of our oil production in 2005 and 2006. These options establish an annual average WTI floor price of US$43/bbl in 2005 and US$38/bbl in 2006 at a cost of $144 million and are stated at fair value on our balance sheet. Any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

                                    NOTIONAL                      AVERAGE           MARKET
                                     VOLUMES          TERM    PRICE (WTI)            VALUE
--------------------------------------------------------------------------------------------
                                     (bbls/d)                   (US$/bbl)   (Cdn$ millions)
WTI Crude Oil Put Options             30,000          2005            44                 4
                                      20,000          2005            43                 2
                                      10,000          2005            41                 -
                                      30,000          2006            39                12
                                      20,000          2006            38                 7
                                      10,000          2006            36                 2
                                                                            ---------------
                                                                            ---------------
                                                                                        27
                                                                            ===============

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS
We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock-in our margins. The physical and financial commodity contracts (derivative contracts) are stated at market value. The $58 million fair value of the contracts has been recognized in net income.

FUTURE SALE OF GAS INVENTORY

We have certain NYMEX futures contracts and swaps in place, which effectively lock-in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts and swaps are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized losses at March 31, 2005 are:

                                         HEDGED                      AVERAGE    UNRECOGNIZED
                                        VOLUMES           MONTH        PRICE            LOSS
---------------------------------------------------------------------------------------------
                                         (mmcf)                     (US$/mcf) (Cdn$ millions)
NYMEX Natural Gas Futures                 5,780    January 2006         8.67              (1)
                                                                             ----------------
                                                                                          (1)
                                                                             ================

(c)      FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

NON-TRADING ACTIVITIES

We occasionally use derivative instruments to effectively convert cash flows from Canadian to US dollars and vice versa. At March 31, 2005, we held a foreign currency derivative instrument that obligates us and the counterparty to exchange principal and interest amounts. In November 2006, we will pay US$37 million and receive Cdn$50 million. We have recognized a gain of $7 million for the change in fair value of this derivative instrument.

Our Buzzard development project in the North Sea creates foreign currency exposure as a portion of the capital costs are denominated in British pounds and Euros. In order to reduce our exposure to fluctuations in these currencies relative to the US dollar, we purchased foreign currency call options in early 2005 which effectively set a ceiling on most of our British pound and Euro spending exposure from March 2005 through to the end of 2006. Any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

                                                                                            MARKET
                                             AMOUNT            TERM           RATE           VALUE
---------------------------------------------------------------------------------------------------
                                                                      (for US$1.00) (Cdn$ millions)
Foreign Currency Call Options    (pound)246 million     2005 - 2006    1.95 - 2.00               4
                                   (euro)44 million            2005           1.40              --
                                                                                   ----------------
                                                                                                 4
                                                                                   ================

TRADING ACTIVITIES

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. We enter into forward contracts to sell US dollars. When combined with certain commodity sales contracts, either physical or financial, these forward contracts allow us to lock-in our margins on the future sale of crude oil and natural gas. The fair value of our US dollar forward contracts at March 31, 2005 was $8 million. This fair value has been recognized in net income and settles within one year.

(d)  TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative contracts held by our marketing operation are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                         MARCH 31   DECEMBER 31
CDN$ MILLIONS                                                2005          2004
--------------------------------------------------------------------------------
Accounts Receivable                                           151           177
Deferred Charges and Other Assets (1)                         115            91
                                                        ------------------------
    Total Derivative Contract Assets                          266           268
                                                        ========================

Accounts Payable and Accrued Liabilities                      152           129
Deferred Credits and Other Liabilities (1)                     48            46
                                                        ------------------------
    Total Derivative Contract Liabilities                     200           175
                                                        ========================

    Total Derivative Contract Net Assets                       66            93
                                                        ========================

Note:
(1) These derivative contracts settle beyond 12 months and are considered non-current.

8.       SHAREHOLDERS' EQUITY

DIVIDENDS

Dividends per common share for the three months ended March 31, 2005 were $0.10 (2004 - $0.10).

9.       EARNINGS PER COMMON SHARE

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

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31
(MILLIONS OF SHARES)                                                2005        2004
-------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding               129.7       127.5
Shares issuable pursuant to stock options                            7.4         7.4
Shares to be purchased from proceeds of stock options               (5.3)       (5.6)
                                                                 --------------------
Weighted-average number of diluted common shares outstanding       131.8       129.3
                                                                 ====================

In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2005 and March 31, 2004, all options were included because their exercise price was less than the quarterly average common share market price in the period. During the periods presented, outstanding stock options were the only potential dilutive instruments.

10.      CASH FLOWS

(a) CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31
                                                                    2005        2004
-------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                 256         174
Stock Based Compensation                                             100           2
Future Income Taxes                                                  (60)         12
Change in Fair Value of Crude Oil Put Options                        173          --
Non-Cash Items included in Discontinued Operations                    --           8
Unamortized Issue Costs on Redemption of Preferred Securities         --          11
Other                                                                  3          (5)
                                                                 --------------------
Total                                                                472         202
                                                                 ====================

(b)      CHANGES IN NON-CASH WORKING CAPITAL

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31
                                                                    2005        2004
-------------------------------------------------------------------------------------
   Accounts Receivable                                                67         115
   Inventories and Supplies                                          (99)        (16)
   Other Current Assets                                                4          46
   Accounts Payable and Accrued Liabilities                          (45)        (10)
   Accrued Interest Payable                                            6          (7)
                                                                 --------------------
Total                                                                (67)        128
                                                                 ====================
Relating to:
   Operating Activities                                              (53)        120
   Investing Activities                                              (14)          8
                                                                 --------------------
Total                                                                (67)        128
                                                                 ====================

(c)      OTHER CASH FLOW INFORMATION

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31
                                                                    2005        2004
-------------------------------------------------------------------------------------
Interest Paid                                                         56          56
Income Taxes Paid                                                     62          49
                                                                 --------------------
11.      MARKETING AND OTHER

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31
                                                                    2005        2004
-------------------------------------------------------------------------------------
Marketing Revenue, Net                                               229         147
Change in Fair Value of Crude Oil Put Options                       (173)         --
Interest                                                               3           2
Foreign Exchange Gains                                                10           6
Other                                                                  3           3
                                                                 --------------------
Total                                                                 72         158
                                                                 ====================

12.      DISCONTINUED OPERATIONS

During the fourth quarter of 2004, we concluded production from our Buffalo field, offshore Australia as anticipated. The results of our operations in Australia have been treated as discontinued operations, as we have no plans to continue operations in the country. Remediation and abandonment of the field has been virtually completed and no gain or loss is expected from these activities.

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31
                                                                    2005        2004
-------------------------------------------------------------------------------------
Revenues
    Net Sales                                                         --          28
Expenses
    Operating                                                         --          16
    Depreciation, Depletion, Amortization and Impairment              --           8
                                                                 --------------------
Income before Income Taxes                                            --           4
    Future Income Taxes                                               --          --
                                                                 --------------------
Net Income from Discontinued Operations                               --           4
                                                                 ====================

Earnings Per Common Share ($/share)
   Basic (Note 9)                                                     --        0.03
                                                                 ====================
   Diluted (Note 9)                                                   --        0.03
                                                                 ====================

Assets and liabilities on the Unaudited Consolidated Balance Sheet include the following amounts for discontinued operations.

                                                         MARCH 31   DECEMBER 31
                                                             2005          2004
--------------------------------------------------------------------------------
Cash and Cash Equivalents                                       3             1
Accounts Receivable                                             8             8
Other Current Assets                                           --             1
Accounts Payable and Accrued Liabilities                        8            25
                                                         -----------------------

13.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

As described in Note 12 to the Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations.

14.      PENSION AND OTHER POST RETIREMENT BENEFITS

(a) NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                                              THREE MONTHS
                                                                            ENDED MARCH 31
                                                                           2005        2004
------------------------------------------------------------------------------- -------------
Nexen
    Cost of Benefits Earned by Employees                                      2           2
    Interest Cost on Benefits Earned                                          3           3
    Actual Return on Plan Assets                                             (4)         (4)
    Actuarial Losses                                                          3           4
                                                                        ---------------------
    Pension Expense Before Adjustments for the Long-Term Nature of
      Employee Future Benefit Costs                                           4           5
    Difference Between Actual and Expected Return                             2           1
    Difference Between Actual and Recognized Actuarial Gains (Losses)        (3)         (4)
    Difference Between Actual and Recognized Past Service Costs               1          --
                                                                        ---------------------
      Net Pension Expense                                                     4           2
                                                                        ---------------------

Syncrude
    Cost of Benefits Earned by Employees                                      1           1
    Interest Cost on Benefits Earned                                          2           1
    Actual Return on Plan Assets                                             (2)         (2)
    Actuarial Losses                                                          2           2
                                                                        ------- -------------
    Pension Expense Before Adjustments for the Long-Term Nature of
      Employee Future Benefit Costs                                           3           2
    Difference Between Actual and Expected Return                             1           1
    Difference Between Actual and Recognized Actuarial Gains (Losses)        (2)         (2)
    Difference Between Actual and Recognized Past Service Costs              --          --
                                                                        ---------------------
      Net Pension Expense                                                     2           1
                                                                        ---------------------
Total                                                                         6           3
                                                                        =====================

(b)      EMPLOYER FUNDING CONTRIBUTIONS

Our expected total funding contributions for 2005 disclosed in Note 13(e) to the Audited Consolidated Financial Statements in our 2004 Annual Report on Form 10-K have not changed for both our Nexen defined benefit pension plan and our share of Syncrude's defined benefit pension plan.

15.      OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Syncrude and Chemicals in various geographic locations as described in Note 18 to the Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K.

THREE MONTHS ENDED MARCH 31, 2005
                                                                                                            CORPORATE
                                                                                                                  AND
 (CDN$ MILLIONS)                                  OIL AND GAS                         SYNCRUDE(1) CHEMICALS     OTHER     TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                              UNITED    UNITED        OTHER
                               YEMEN   CANADA STATES   KINGDOM(2) COUNTRIES MARKETING
                              ------  ------- ------  ----------  --------- ---------
 Net Sales                       283      146    197       102        22          4          66          96        --       916
 Marketing and Other               1        1     --        --        --        229          --           1      (160)(3)    72
                              --------------------------------------------------------------------------------------------------
 Total Revenues                  284      147    197       102        22        233          66          97      (160)      988
 Less: Expenses
  Operating                       35       41     22        25         1          6          40          55        --       225
  Depreciation, Depletion,
    Amortization and
     Impairment                   65       52     66        46         4          3           4          10         6       256
  Transportation and Other         1        5     --        --        --        177           3          10        12       208
  General and Administrative (4)   1       32     18        --        28         17          --          15        70       181
  Exploration                      1        6     10         3         8(5)      --          --          --        --        28
  Interest                        --       --     --        --        --         --          --          --        34        34
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         181       11     81        28       (19)        30          19           7      (282)       56
                              ==================================================================================================
 Less: Provision for Income
  Taxes (6)                                                                                                                  19
 Add: Net Income from
  Discontinued Operations                                                                                                    --
                                                                                                                         -------
 Net Income                                                                                                                  37
                                                                                                                         =======

 Identifiable Assets             758    2,172  1,387     4,538       202      2,020(7)      954         494        111   12,636
                              ==================================================================================================

 Capital Expenditures
  Development and Other           63      214     19       140         4          1          44           1         2       488
  Exploration                      8       20     72         3         7         --          --          --        --       110
  Proved Property Acquisitions    --        1     --        --        --         --          --          --        --         1
                              --------------------------------------------------------------------------------------------------
                                  71      235     91       143        11          1          44           1         2       599
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         2,123    3,696  2,299     3,655       542        158       1,074         829       203    14,579
  Less: Accumulated DD&A       1,623    1,667  1,064        65       412         67         158         425        97     5,578
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  500    2,029  1,235     3,590       130         91         916         404       106     9,001
                              ==================================================================================================

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at March 31, 2005 includes mineral rights of $6 million.

(2) Includes results of operations from producing activities in Nigeria and Colombia.

(3) Includes interest income of $3 million, foreign exchange gains of $10 million and decrease in the fair value of crude oil put options of $173 million.

(4)  Includes stock based compensation expense of $125 million.

(5)  Includes exploration activities primarily in Nigeria and Colombia.

(6)  Includes Yemen cash taxes of $59 million.

(7) Approximately 77% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED MARCH 31, 2004 (1)
                                                                                                      CORPORATE
                                                                                                             AND
 (CDN$ MILLIONS)                                  OIL AND GAS                    SYNCRUDE(2) CHEMICALS     OTHER    TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                                    UNITED     OTHER
                                 YEMEN  CANADA      STATES COUNTRIES(3) MARKETING
                                 -----  ------   --------- -----------  ---------
 Net Sales                         207     144         181        13          3         75         92        --      715
 Marketing and Other                 1       1          --        --        147         --          1         8(4)   158
                                 -----------------------------------------------------------------------------------------
 Total Revenues                    208     145         181        13        150         75         93         8      873
 Less: Expenses
  Operating                         28      40          20         1          4         29         57        --      179
  Depreciation, Depletion,
    Amortization and
     Impairment                     38      49          62         4          2          4         10         5      174
  Transportation and Other           1       2          --        --        116          2         10        11      142
  General and Administrative (5)     1      12           6         7         11         --          6        17       60
  Exploration                       --       7           9        12(6)      --         --         --        --       28
  Interest                          --      --          --        --         --         --         --        45       45
                                 -----------------------------------------------------------------------------------------
 Income (Loss) from Continuing
    Operations before Income
     Taxes                         140      35          84       (11)        17         40         10       (70)     245
                                 =========================================================================================
 Less: Provision for Income
    Taxes (7)                                                                                                         65
 Add: Net Income from
    Discontinued Operations                                                                                            4
                                                                                                                  --------
 Net Income                                                                                                          184
                                                                                                                  ========

 Identifiable Assets               686   1,641       1,657       389      1,280(8)     769        469       532    7,423
                                 =========================================================================================

 Capital Expenditures
  Development and Other             47      91          93         6         --         50          6         5      298
  Exploration                        2       4          16         5         --         --         --        --       27
                                 -----------------------------------------------------------------------------------------
                                    49      95         109        11         --         50          6         5      325
                                 =========================================================================================

 Property, Plant and Equipment
  Cost                           1,973   3,049       2,289       548        153        868        783       173    9,836
  Less: Accumulated DD&A         1,556   1,510         957       426         56        145        391        77    5,118
                                 -----------------------------------------------------------------------------------------
 Net Book Value                    417   1,539       1,332       122         97        723        392        96    4,718
                                 =========================================================================================

Notes:
(1)  Restated to give effect to changes in accounting principles (see Note 1).

(2) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at March 31, 2004 includes mineral rights of $6 million

(3) Includes results of operations from producing activities in Australia, Nigeria and Colombia.

(4) Includes interest income of $2 million and foreign exchange gains of $6 million.

(5)  Includes stock based compensation expense of $11 million.

(6)  Includes exploration activities primarily in Nigeria and Colombia.

(7)  Includes Yemen cash taxes of $46 million.

(8) Approximately 82% of Marketing's identifiable assets are accounts receivable and inventories.

16.      DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
         PRINCIPLES


The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)      UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
         FOR THE THREE MONTHS ENDED MARCH 31

(CDN$ MILLIONS, EXCEPT PER SHARE AMOUNTS)                                  2005     2004
------------------------------------------------------------------------------------------
REVENUES
    Net Sales                                                               916      715
    Marketing and Other (ii); (ix)                                           72      164
                                                                        ------------------
                                                                            988      879
                                                                        ------------------
EXPENSES
    Operating (iv)                                                          227      181
    Depreciation, Depletion, Amortization and Impairment (i)                266      185
    Transportation and Other                                                208      140
    General and Administrative                                              181       60
    Exploration                                                              28       28
    Interest                                                                 34       45
                                                                        ------------------
                                                                            944      639
                                                                        ------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        44      240
                                                                        ------------------

PROVISION FOR INCOME TAXES
    Current                                                                  79       53
    Deferred (ii); (iv); (viii)                                             (61)      27
                                                                        ------------------
                                                                             18       80
                                                                        ------------------

NET INCOME FROM CONTINUING OPERATIONS                                        26      160
    Net Income from Discontinued Operations                                  --        4
                                                                        ------------------

NET INCOME-- US GAAP (1)                                                     26      164
                                                                        ==================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 9)
      Net Income from Continuing Operations                                0.20      1.26
      Net Income from Discontinued Operations                                --      0.03
                                                                        ------------------
                                                                           0.20      1.29
                                                                        ==================
    Diluted (Note 9)
      Net Income from Continuing Operations                                0.19      1.24
      Net Income from Discontinued Operations                                --      0.03
                                                                        ------------------
                                                                           0.19      1.27
                                                                        ==================

Note:
(1)   RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                      THREE MONTHS
                                                                    ENDED MARCH 31
      (CDN$ MILLIONS)                                              2005       2004
-----------------------------------------------------------------------------------
      Net Income - Canadian GAAP                                     37        184
      Impact of US Principles, Net of Income Taxes:
        Depreciation, Depletion, Amortization and Impairment (i)    (10)       (11)
        Future Income Taxes (viii)                                   --        (15)
        Fair Value of Preferred Securities (ix)                      --          4
        Other (ii); (iv)                                             (1)         2
                                                                  -----------------
      Net Income - US GAAP                                           26        164
                                                                  =================

(b)    UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                  MARCH 31      DECEMBER 31
(CDN$ MILLIONS, EXCEPT SHARE AMOUNTS)                                                 2005             2004
------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                         70               74
      Accounts Receivable                                                            2,075            2,142
      Inventories and Supplies                                                         455              351
      Other                                                                             38               42
                                                                                ----------------------------
        Total Current Assets                                                         2,638            2,609
                                                                                ----------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $6,036 (December 31, 2004 - $5,792) (i); (iv); (vii)          8,984            8,638
    GOODWILL                                                                           377              375
    DEFERRED INCOME TAX ASSETS                                                         353              333
    DEFERRED CHARGES AND OTHER ASSETS (v)                                              208              384
                                                                                ----------------------------

                                                                                    12,560           12,339
                                                                                ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings                                                             94              100
      Accounts Payable and Accrued Liabilities (ii)                                  2,415            2,416
      Accrued Interest Payable                                                          41               34
      Dividends Payable                                                                 13               13
                                                                                ----------------------------
        Total Current Liabilities                                                    2,563            2,563
                                                                                ----------------------------

    LONG-TERM DEBT (v)                                                               4,365            4,214
    DEFERRED INCOME TAX LIABILITIES (i) - (ix)                                       2,062            2,101
    ASSET RETIREMENT OBLIGATIONS                                                       433              421
    DEFERRED CREDITS AND LIABILITIES (vi)                                              179              148
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2005   - 129,990,330 shares
                      2004   - 129,199,583 shares                                      684              637
      Contributed Surplus                                                                1               --
      Retained Earnings (i); (ii); (iv); (vii); (viii); (ix)                         2,373            2,360
      Accumulated Other Comprehensive Income (ii); (iii); (vi)                        (100)            (105)
                                                                                ----------------------------
          Total Shareholders' Equity                                                 2,958            2,892
                                                                                ----------------------------

    COMMITMENTS, CONTINGENCIES AND GUARANTEES
                                                                                    12,560           12,339
                                                                                ============================

(c)  UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE
     THREE MONTHS ENDED MARCH 31

(CDN$ MILLIONS)                                                                       2005             2004
------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                                    26              164
Other Comprehensive Income, Net of Income Taxes:
    Translation Adjustment (iii)                                                        10                3
    Unrealized Mark-to-Market Gain/(Loss) (ii)                                          (5)               6
                                                                                ----------------------------
Comprehensive Income                                                                    31              173
                                                                                ============================

NOTES:

i. Under US principles, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result:

     o additional depreciation, depletion, amortization and impairment of $10 million (2004 - $11 million) was included in net income; and

     o property, plant and equipment is higher under US GAAP by $19 million (December 31, 2004 - $29 million).

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

         FUTURE SALE OF GAS INVENTORY: Included in accounts receivable at December 31, 2004, was $6 million of gains on the futures and basis swap contracts we used to hedge the commodity price risk on the future sale of our gas inventory as described in Note 7. These contracts effectively lock-in profits on our stored gas volumes. Gains of $6 million ($4 million, net of income taxes) related to the effective portion and deferred in accumulated other comprehensive income (AOCI) at December 31, 2004, were recognized in marketing and other during the quarter.

         At March 31, 2005, losses of $1 million ($1 million, net of income taxes) were included in accounts payable and deferred in AOCI until the underlying gas inventory is sold. The losses will be reclassified to marketing and other as they settle over the next 12 months. At March 31, 2005, the ineffective portion was $nil.

         FAIR VALUE HEDGES

         Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both are reflected in earnings. At March 31, 2005 and at December 31, 2004, we had no fair value hedges in place.

iii. Under US principles, exchange gains and losses arising from the translation of our net investment in self-sustaining foreign operations are included in comprehensive income. Additionally, exchange gains and losses, net of income taxes, from the translation of our US-dollar long-term debt designated as a hedge of our foreign net investment are included in comprehensive income. Cumulative amounts are included in AOCI in the Unaudited Consolidated Balance Sheet - US GAAP.

iv. Under Canadian principles, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

     o operating expenses include pre-operating costs of $2 million ($1 million, net of income taxes) (2004 - $2 million ($1 million, net of taxes)); and

     o property, plant and equipment is lower under US GAAP by $17 million (December 31, 2004 - $15 million).

v. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $59 million (December 31, 2004 - $45 million) have been included in long-term debt.

vi. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in AOCI and accrued pension liabilities. This amount was $6 million ($4 million, net of income taxes) at March 31, 2005 (December 31, 2004 - $6 million ($4 million, net of income taxes.))

vii. On January 1, 2003 we adopted FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which resulted in our property, plant and equipment under US GAAP being lower by $19 million.

viii. Under US principles, enacted tax rates are used to calculate future income taxes, whereas under Canadian GAAP, substantively enacted tax rates are used. Substantively enacted changes in Canadian provincial income tax rates created a $15 million future income tax recovery during the first quarter of 2004.

ix. In May 2003, FASB issued Statement No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY that requires certain financial instruments, including our preferred securities, to be valued at fair value with changes in fair value recognized through net income.

        (CDN$ MILLIONS)                                                      GAIN   TAX   NET GAIN
        -------------------------------------------------------------------------------------------
        Fair value change from January 1, 2004 to February 9, 2004 (1), (2)     4    --         4
                                                                            -----------------------

Notes:
(1) Included in marketing and other.
(2) Redemption date of preferred securities.


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

In December 2004, the FASB issued Statement 123(R), SHARE-BASED PAYMENTS. This statement revises Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Statement 123(R) requires all stock-based awards issued to employees to be measured at fair value and to be expensed in the income statement. This statement is effective for fiscal years beginning after June 15, 2005.

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

In March 2005, the FASB issued Financial Interpretation 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-6, ACCOUNTING FOR STRIPPING COSTS INCURRED DURING PRODUCTION IN THE MINING INDUSTRY. In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The EITF concluded that the costs of removing overburden and waste materials, often referred to as "stripping costs", incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. Issue No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In April 2005, the Financial Accounting Standards Board (FASB) issued FASB staff position 19-1 (FSP 19-1) on accounting for suspended well costs. FSP 19-1 amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, for companies using the successful efforts method of accounting. FSP 19-1 concludes that exploratory well costs should continue to be capitalized when a well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP 19-1 also requires certain disclosures with respect to capitalized exploratory well costs. This new guidance is effective for the first reporting period beginning after April 4, 2005 and is to be applied prospectively to existing and newly capitalized exploratory well costs.

As at March 31, 2005, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block, offshore Nigeria. Exploratory costs were first capitalized in 1998 and we have subsequently drilled a further seven successful wells on the block. We are preparing a field development plan for the block with our partners for submission to the Nigerian government for approval. Once we obtain this approval and the project has been sanctioned, we will book proved reserves. Capitalized costs relating to this exploration block as at March 31, 2005 were $79 million (December 31, 2004 - $77 million). We do not expect the adoption of this statement will have a material impact on our capitalized costs, our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 16 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS APRIL 26, 2005.

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

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 72 OF OUR 2004 ANNUAL REPORT ON FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVE ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

EXECUTIVE SUMMARY OF FIRST QUARTER RESULTS

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
(CDN$ MILLIONS)                                                  2005      2004
--------------------------------------------------------------------------------
Net Income                                                         37       184
Earnings per Common Share ($/share)                              0.29      1.44
Cash Flow from Operating Activities                               441       538

Production, before Royalties (mboe/d)                             260       258
Production, after Royalties (mboe/d)                              183       176
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)           49.55     40.11

Capital Expenditures                                              599       325
Net Debt (1)                                                    4,348     1,566
                                                              ------------------

Note:
(1)  Net debt is defined as long-term debt less net working capital.

Strong production and commodity prices generated solid operating results. Net income was reduced by $173 million to reflect the decrease in market value of our crude oil put options and by $125 million related to stock-based compensation.

Following our North Sea acquisition late last year, we purchased put options on 60,000 bbls/d of oil production for 2005 and 2006, for $144 million, to ensure base cash flow over the next two years to support our investment in major development projects. These options create an average floor price for this production of US$43.17/bbl in 2005 and US$38.17/bbl in 2006. Accounting rules require that these options be recorded at fair value throughout their term. As a result, changes in forward crude oil prices cause gains or losses to be recorded on these options each quarter. While a gain of $56 million was recorded in the fourth quarter of 2004, a significant increase in forward crude oil prices during the first quarter of 2005 resulted in an expense of $173 million. The carrying value of these options at the end of the first quarter was $27 million.

We have a broad stock-based compensation plan to attract and retain quality employees in a highly-competitive environment and we have recorded stock-based compensation since 2003. Changes in the price of our shares results in increases or decreases to net income. During the first quarter, our stock price increased 36% or $17.50/share, adding $2.3 billion in shareholder value. As a result, $125 million of stock-based compensation expense was recognized. On an after-tax basis, this represents 3.6% of the increase in shareholder value. Approximately 20% of this expense was in cash, while the balance represents the change in value of our accrued stock based compensation.

Notwithstanding our solid operating results, our cash flow from operating activities decreased by $97 million compared to the first quarter of 2004. In 2005, we have used our cash flow from operating activities to fund remediation costs of $17 million, primarily with respect to the shut-down of operations in Australia, and to finance an increase of $99 million in our inventories. The increased inventories primarily reflect larger gas storage positions as well as the higher cost of inventoried product. In 2004, a reduction in receivables contributed $115 million to cash flow from operating activities.

Production before royalties increased compared to the fourth quarter of 2004, with higher rates from Yemen and the North Sea and a solid quarter from Canada, more than offsetting declines in the US and temporary shortfalls at Syncrude related to scheduled maintenance.

Our major development projects in the North Sea, at Long Lake, Block 51 in Yemen and the Syncrude Stage 3 expansion all progressed during the quarter. Our Long Lake project is now approaching 80% engineered and our Buzzard project is approximately 65% complete. Both projects remain on time and on budget. Two discoveries were made in the Gulf of Mexico during the quarter at Wrigley and Anduin. Wrigley is expected on-stream mid-2006 and we plan to follow up Anduin later in 2005 to further assess the discovery.

We plan to raise at least $1.5 billion through the sale of assets in 2005 and we are currently marketing our chemicals assets and certain Canadian conventional oil and gas properties, which currently produce approximately 22,000 boe/d. The proceeds from these sales will be used to reduce our outstanding debt and fund future capital investment.


CAPITAL INVESTMENT

Our capital investment over the next two years is focused on bringing our major development projects on-stream. To date, we have invested over $3 billion in the Buzzard, Long Lake and Syncrude Stage 3 development projects. These projects will start to come on-stream in 2006 and are expected to add almost 120,000 boe/d (net to us) of new production through 2007.

In addition to developing these projects, we are also targeting new opportunities through on-going exploration and the application of new technologies. Details of our capital programs are set out below.

                                                         NEW GROWTH       NEW GROWTH      CORE ASSET
(CDN$ MILLIONS)                                         DEVELOPMENT      EXPLORATION     DEVELOPMENT         TOTAL
-------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                                 176               --              --           176
   United Kingdom                                               114                3              26           143
   Yemen                                                         45                8              18            71
   United States                                                 --               72              19            91
   Canada                                                         5               20              34            59
   Other Countries                                               --                7               4            11
Syncrude                                                         34               --              10            44
                                                      -------------------------------------------------------------
                                                                374              110             111           595

Chemicals, Marketing, Corporate and Other                        --               --               4             4
                                                      -------------------------------------------------------------
Total Capital                                                   374              110             115           599
                                                      =============================================================
As a % of Total Capital                                         63%              18%             19%          100%
                                                      -------------------------------------------------------------

NEW GROWTH DEVELOPMENT

LONG LAKE PROJECT
The Long Lake Project continues to progress well and is on schedule and on budget. To date, approximately 45% of the project's total costs are committed, with approximately 28% of these incurred. Cost experience is in line with our original estimates.

The detailed engineering for the facilities is approaching the 80% engineering completion milestone, which will facilitate above-ground mechanical construction commencing on schedule in the second quarter. The SAGD facilities are expected to be completed in late-2006 and the upgrader in late-2007, with synthetic crude oil production ramping up to approximately 60,000 bbls/d. Nexen has a 50% interest in the project.

Commercial SAGD drilling remains ahead of schedule, with close to half our horizontal wells drilled. Drilling of all 78 well pairs is expected to be completed during the first quarter of 2006.

NORTH SEA DEVELOPMENT

Our Buzzard development in the North Sea remains on budget and on schedule. During the quarter, we completed construction of the three platform jackets and finalized the detailed design of the facilities. The wellhead deck fabrication is also nearing completion. Through the spring and summer, we plan to install the jackets and the wellhead deck and begin laying the sub-sea pipelines. Development drilling is planned to begin in the third quarter. Overall, the Buzzard development is approximately 65% complete.

First production from Buzzard is expected in late-2006, with our share of expected peak production reaching approximately 80,000 boe/d in 2007. We have a 43.2% operated interest in the field.

Our Farragon field development remains on schedule to begin producing late this year at between 3,000 and 4,000 boe/d, net to us. We have a non-operated 20% interest here.


NEW GROWTH EXPLORATION

In the Gulf of Mexico, we are evaluating our Anduin discovery, formulating development plans for our Wrigley discovery, and are currently drilling the Vrede, Knotty Head and Big Bend prospects. Both Knotty Head and Vrede are deep-water, sub-salt prospects in the Green Canyon and Atwater Valley areas, respectively. Big Bend is a deep-shelf gas prospect in the Mustang Island area. Results from these wells are expected during the second quarter.

Pathfinder, a third deep-water, sub-salt prospect will commence drilling on Green Canyon 390, following rig release at Vrede. We have a 25% non-operated interest in Pathfinder.

The Castleton prospect, on Garden Banks 668, is a potential tie-back to the Gunnison facilities where we have additional production capacity. This deep-water well should commence drilling in the second quarter, with results expected in the third quarter. We have a 30% non-operated interest here.

On Block 51 in Yemen, we finished testing the BAK-I well. The well encountered non-commercial quantities of oil and has been suspended. We are encouraged by the presence of oil on this part of the block. We are conducting additional seismic and plan to drill another well to further evaluate this prospect. At BAK-J, we are still waiting for necessary high pressure drilling equipment before re-entering the well and re-commencing drilling activities. We plan to drill four additional exploration wells on Block 51 this year.

In the North Sea, we began drilling the Saracen prospect on Block 21/2 in early April, with results expected late in the second quarter. We have a 50% operated interest in Saracen. During the second quarter, we expect to begin drilling our Polecat prospect on Block 20/4a, where we have a 40% operated interest. We plan to drill between two and four more exploration wells in the North Sea this year.

Offshore West Africa, we plan to drill three or four exploration wells prior to year-end. On OPL-222, offshore Nigeria, we approved drilling the Efere prospect and expect to commence drilling in the second quarter. As well, we agreed with partners to launch basic engineering for the development of Usan on a floating production and storage facility. Both are subject to the approval of the authorities.

FINANCIAL RESULTS

CHANGE IN NET INCOME
                                                                      2005 VS. 2004
(Cdn$ millions)
------------------------------------------------------------------------------------
NET INCOME AT MARCH 31, 2004 (1)                                                 184
                                                                      ==============
    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, after royalties:
        Crude oil                                                                 58
        Natural gas                                                              (11)
                                                                      --------------
          Total Volume Variance                                                   47

      Realized commodity prices:
        Crude oil                                                                112
        Natural gas                                                                9
                                                                      --------------
          Total Price Variance                                                   121

      Oil and gas operating expense:
        Conventional                                                             (19)
        Syncrude                                                                 (11)
                                                                      --------------
          Total Operating Expense Variance                                       (30)

      Marketing                                                                   20
      Chemicals                                                                    6
      General and administrative
        Stock-based compensation paid                                            (16)
        Other                                                                     (7)
      Interest expense                                                            11
      Current income taxes                                                       (26)
      Other                                                                       (3)
                                                                      --------------
    Total Cash Variance                                                          123

    Non-Cash Items:
      Depreciation, depletion, amortization and impairment
        Oil and Gas                                                              (72)
        Other                                                                     (2)
      General and administrative - stock-based compensation accrual              (98)
      Future income taxes                                                         72
      Decrease in fair value of crude oil put options                           (173)
      Other                                                                        3
                                                                      --------------
    Total Non-Cash Variance                                                     (270)
                                                                      --------------

NET INCOME AT MARCH 31, 2005                                                      37
                                                                      ==============

Note:
(1) Includes results of discontinued operations (see Note 12 to our Unaudited Consolidated Financial Statements).


Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION
                                                      THREE MONTHS ENDED MARCH 31
                                                    2005                      2004
----------------------------------------------------------------------------------------------
                                           BEFORE          AFTER        BEFORE           AFTER
                                        ROYALTIES(1)   ROYALTIES     ROYALTIES(1)    ROYALTIES
                                       -------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                   114.3           57.7         114.1            54.0
    Canada                                   34.7           27.5          36.8            28.6
    United States                            28.5           25.2          26.7            23.5
    United Kingdom                           14.9           14.9            --             --
    Australia (2)                              --           --             4.5             4.2
    Other Countries                           5.9            5.4           4.9             4.2
Syncrude (3)                                 11.4           11.3          18.3            18.1
                                       -------------------------------------------------------
                                            209.7          142.0         205.3           132.6
                                       -------------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                    143          111             149             120
    United States                             127          108             167             142
    United Kingdom                             29           29              --              --
                                       -------------------------------------------------------
                                              299          248             316             262
                                       -------------------------------------------------------

Total (mboe/d)                                260          183             258             176
                                       =======================================================

Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Comprises production from discontinued operations. See Note 12 to our Unaudited Consolidated Financial Statements.
(3) Considered a mining operation for US reporting purposes.


HIGHER PRODUCTION INCREASED NET INCOME FOR THE QUARTER BY $47 MILLION

Production after royalties increased 4% from the first quarter in 2004. Production in 2004 included volumes from our operations in Australia that reached final production in November 2004. Our 2005 production includes volumes from our North Sea acquisition in the fourth quarter last year. The following table summarizes our production volume changes quarter on quarter:

                                                                         BEFORE          AFTER
(MBOE/D)                                                              ROYALTIES      ROYALTIES
-----------------------------------------------------------------------------------------------
Production, first quarter 2004                                              258            176
    Production changes:
      Masila Block in Yemen                                                 (18)            (8)
      Block 51 in Yemen                                                      18             12
      Canada                                                                 (3)            (3)
      United States                                                          (5)            (4)
      United Kingdom                                                         20             20
      Australia                                                              (5)            (4)
      Syncrude                                                               (7)            (7)
      Other                                                                   2              1
                                                                     --------------------------
Production, first quarter 2005                                              260            183
                                                                     ==========================

Our expected future production increases from known projects will come from Block 51 in Yemen in 2005, Syncrude in 2006, Buzzard in late-2006, along with bitumen production in 2006 and synthetic crude in 2007 from the Long Lake project. Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

YEMEN

Production from Masila decreased 4% from the fourth quarter and 15% from the first quarter of 2004. Production declines from the Masila project reflect field maturity and the impact of a reduced development drilling program. In 2004, we drilled 73 development wells and the partners expect to drill 35 wells in 2005.

Block 51 production began in November 2004 at initial rates of 4,000 bbls/d and averaged 17,700 bbls/d in the first quarter. We expect that the wells currently producing through temporary production facilities will maintain volumes until the commissioning of permanent processing facilities increases production to approximately 30,000 bbls/d later in the year.

CANADA

Production in Canada was consistent with the previous quarter but lower by 5% from the first quarter of 2004. The decrease from the beginning of 2004 was in line with expectations as we continue to maximize the value of our existing investments. We are contemplating the sale of certain Canadian oil and gas properties in 2005. Any sale of properties would reduce our 2005 production volumes with a corresponding effect on cash flow from operating activities. Production volumes are expected to increase in 2006 with the commencement of bitumen production from Long Lake.

UNITED STATES

Gulf of Mexico production was 9% lower than the first quarter of 2004 primarily due to base declines in our shallow-water fields. The declines were partially offset by higher production from Gunnison. All ten sub-sea wells at Gunnison were on-stream in 2005 versus the initial three wells on-stream in early-2004.

Production was 15% lower than the fourth quarter of 2004. This was largely due to lower production at our Aspen field where we experienced increased water production. We are evaluating a number of options to increase Gulf of Mexico production, including drilling another well at Aspen. With the current tight drilling rig market in the deep-water Gulf, this activity is unlikely to occur until later in the year. Our Aspen field achieved pay-out of our investment in January 2005, just over two years from first production.

UNITED KINGDOM

The North Sea assets purchased in late 2004 contributed a full quarter of production. Production from the Scott and Telford fields have exceeded our expectations and we expect re-completions and additional development drilling to maintain production rates. Production is expected to increase in late-2006 once the Buzzard development comes on-stream.

OTHER COUNTRIES

Australia produced its final barrel in November 2004 and abandonment and reclamation activities are virtually complete. Our Ejulebe field, offshore Nigeria, continues to produce small volumes as strong crude oil prices keep operations economical. We expect to discontinue production from Ejulebe in the second or third quarter.

Production from Colombia averaged 5,600 bbls/d and increased 35% from the first quarter of 2004 as a result of the development program at Guando. Production was consistent with the fourth quarter.

SYNCRUDE

Syncrude production fell by 30% from the fourth quarter as a result of the unsuccessful start-up of a hydrogen plant at the end of January which limited hydrotreating capacity for the remainder of the quarter. Turnarounds scheduled for the second quarter were accelerated to February and March to be done concurrent with repairs to the hydrogen unit. The turnaround and repairs took longer than expected as a result of labour shortages caused by competing oil sands projects and additional repairs on some units. Full production has resumed in the second quarter. We still expect to achieve our 2005 planned production rate of between 16,000 and 18,000 bbls/d. The start-up of the Stage 3 expansion is expected to increase our volumes by 8,000 bbls/d in 2006.

COMMODITY PRICES
                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
                                                               2005        2004
--------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                   49.85       35.15
                                                            --------------------

    Differentials (1) (US$/bbl)
      Masila                                                   6.68        3.82
      Heavy Oil                                               19.33        9.87
      Mars                                                     7.15        4.67
      Dated Brent                                              2.35        3.20

    Producing Assets (Cdn$/bbl)
      Yemen                                                   54.38       41.88
      Canada                                                  35.99       32.51
      United States                                           50.90       38.99
      United Kingdom                                          54.53          --
      Australia                                                  --       42.60
      Other Countries                                         46.63       37.07
      Syncrude                                                65.15       45.54

    Corporate Average (Cdn$/bbl)                              51.33       40.22
                                                            --------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)           6.48        5.73
    AECO (Cdn$/mcf)                                            6.34        6.26
                                                            --------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                   5.80        5.59
      United States                                            8.32        7.63
      United Kingdom                                           6.92          --

    Corporate Average (Cdn$/mcf)                               6.98        6.63
                                                            --------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)         49.55       40.11
                                                            --------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                              0.8152      0.7588
                                                            --------------------

Note:
(1)  These differentials are a discount to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $121 MILLION

In the first quarter, WTI averaged US$49.85/bbl compared to US$35.15/bbl in the first quarter of 2004 (an increase of 42%). Despite the high WTI price environment, our corporate average realized oil price over the same period was $51.33/bbl compared to $40.22/bbl in the first quarter of 2004 (an increase of 28%). While WTI increased by 42%, we are not realizing the full increase in benchmark prices. 8% of the increase was not realized as a result of the weaker US dollar and 6% of the increase was not realized as a result of widening crude oil differentials. Our corporate differential averaged US$8.01/bbl (16% discount relative to WTI) for the quarter compared to US$4.63/bbl in the first quarter of 2004 (13% discount relative to WTI).

All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the strong Canadian dollar decreased net sales for the quarter by approximately $60 million, and reduced our realized crude oil and natural gas prices by approximately $3.80/bbl and $0.50/mcf, respectively, compared to the first quarter of 2004.

CRUDE OIL REFERENCE PRICES

Crude oil prices strengthened throughout the first quarter, with WTI entering the year around US$45/bbl and climbing to a record-high around US$58/bbl during the quarter. Despite a well supplied market with inventory levels in the middle of historic ranges, concerns over sustainable supply and spare capacity have persisted, pushing benchmark prices to successive all-time highs. Differentials have had a large impact on our realized prices as we experienced record wide heavy oil differentials in North America, relatively narrow sour differentials and extremely narrow Brent/WTI differentials. Although inventory levels are at reasonable levels, crude oil markets continue to question whether current production profiles, along with inventories, will be sufficient to meet future demand, particularly the demand for light/sweet or light/sour crudes.

OPEC has committed to help manage prices, increasing output quotas by 500,000 bbls/d in mid-March and promising another increase of 500,000 bbls/d if prices remain strong. However, this is expected to have little impact on the tight market. With little spare production capacity available worldwide and only modest growth in future production on the horizon, it is becoming difficult for the market to meet new demand or adapt to pressures from operating disruptions or political unrest. As a result, continued supply disruptions in the North Sea, Gulf of Mexico and Canadian oilsands coupled with lacklustre production growth from Russia and rumors of labour unrest in Nigeria have weighed in to provide price support.

In mid-April, WTI has declined to around US$50/bbl in light of rising inventory levels and increased refinery activity. Future prices are expected to be strong as the forward strip is higher than near-term prices.


CRUDE OIL DIFFERENTIALS

Benchmark LLK heavy crude differentials averaged US$19.33/bbl for the first quarter compared to the prior year of US$9.87/bbl. This widening is being driven by increased demand for light oil blends which are used as benchmark prices, combined with lower heavy oil demand due to seasonal factors and refinery turnarounds. In addition, price realizations for our heavy oil have decreased in light of the high cost of condensates for diluent purposes. Condensate costs have increased following the Syncrude turnarounds, the fire at Suncor's upgrader and the higher demand for condensate from increasing heavy oil production in Western Canada. With the refineries coming out of turnaround and regular seasonal demand picking up, we expect differentials to narrow in the second quarter. In the US Gulf of Mexico, the Mars differential was US$7.15/bbl. This differential has narrowed throughout the quarter and remained reasonably narrow given the strength of WTI, as competing sour crudes have not been making their way into the Gulf of Mexico market. Instead, these sour crudes have made their way into the southeast Asian market where demand has been strong.

Our Yemen Masila differential was US$6.68/bbl against US$3.82/bbl in the first quarter of 2004. Despite being wider than the prior year, the Masila differential has narrowed throughout the quarter in light of the strong demand in southeast Asia for crude oil, particularly sweeter blends. The Brent/WTI differential has also narrowed throughout the quarter averaging US$2.35/bbl. This has resulted in solid crude oil pricing for our North Sea barrels. Strong demand from European refiners has pushed Brent up relative to the North American WTI benchmark. In the winter, Brent barrels typically make their way into the North American market but the strong demand in Europe has kept the barrels there.

Syncrude prices reflected a premium to WTI of US$3.26/bbl compared to a discount of US$0.60/bbl in 2004. The premium is a result of the shortage of synthetic crude following maintenance and turnaround activity at Syncrude, the fire at Suncor's upgrader and the higher diluent demand in heavy oil producing areas of Western Canada.

NATURAL GAS REFERENCE PRICES

Natural gas prices were weak early in the quarter, as the North American market remained well supplied with only modest withdrawals from storage because of moderate winter weather. However, prices increased throughout March largely on the strength of WTI and some colder weather in the east. With storage levels remaining high heading into summer, we expect prices to be fairly weak through the second quarter.

OPERATING COSTS
                                                                 THREE MONTHS ENDED MARCH 31
(CDN$/BOE)                                                     2005                     2004
----------------------------------------------------------------------------------------------------
                                                       BEFORE        AFTER       BEFORE        AFTER
                                                    ROYALTIES(1) ROYALTIES    ROYALTIES(1) ROYALTIES
                                                  --------------------------------------------------
Conventional Oil and Gas (2)                             5.44         8.00         4.78         7.21
Synthetic Crude Oil
    Syncrude                                            39.91        40.31        17.41        17.59
Total Oil and Gas (2)                                    6.94         9.94         5.67         8.26
                                                  --------------------------------------------------

Notes:
(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) 2004 operating costs include results of discontinued operations (see Note 12 to our Unaudited Consolidated Financial Statements).

HIGHER CONVENTIONAL OIL AND GAS AND SYNCRUDE OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY $30 MILLION

Operating costs increased in the quarter from new higher-cost production from the North Sea and from turnaround and maintenance activities at Syncrude. Operating costs in the North Sea averaged $12.59/boe, increasing our corporate average by $1.15/boe.

Our operations at Masila in Yemen, in Canada and in the shallow-waters of the Gulf of Mexico are maturing and have increasing operating costs. Increased costs reflect higher water handling and more workovers to maintain production. These higher costs over declining production increased our corporate average by $0.55/boe compared to the first quarter of 2004.

Our Australian operations ceased producing in November 2004 and the exclusion of these high-cost, late-life barrels reduced our corporate average by $0.66/boe. Many of the costs in Australia were fixed and the low volumes resulted in high operating costs per barrel.

US-dollar denominated operating costs were lower when translated to Canadian dollars as a result of the weak US dollar. Our corporate average was reduced by $0.25/boe as a result of the weaker US dollar.

Syncrude operating costs per boe were 130% higher than the first quarter of 2004 from turnaround and repair costs spread over reduced volumes. Turnaround costs were higher than expected as a result of labour shortages in the Athabasca oil sands region. Syncrude increased our corporate average operating costs by $0.50/boe. Operating costs at Syncrude are expected to return to normal levels of between $17.00 and $19.00 per barrel for the remainder of the year as the turnarounds have been completed and full production has resumed.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)
                                                                 THREE MONTHS ENDED MARCH 31
(CDN$/BOE)                                                     2005                     2004
----------------------------------------------------------------------------------------------------
                                                       BEFORE        AFTER       BEFORE        AFTER
                                                    ROYALTIES(1) ROYALTIES    ROYALTIES(1) ROYALTIES
                                                  --------------------------------------------------
Conventional Oil and Gas (2)                            10.40        15.28         7.32        11.04
Synthetic Crude Oil
    Syncrude                                             3.56         3.60         2.65         2.68
Average Oil and Gas (2)                                 10.10        14.47         6.99        10.19
                                                  --------------------------------------------------

Notes:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) 2004 DD&A includes results of discontinued operations (see Note 12 to our Unaudited Consolidated Financial Statements).

HIGHER OIL AND GAS DD&A REDUCED NET INCOME FOR THE QUARTER BY $72 MILLION

Oil and gas DD&A was impacted by new production from our North Sea assets and as a result of additional cost recovery from Block 51 in Yemen. The North Sea fields purchased in late 2004 include an allocation of the acquisition cost of our interests in the Scott and Telford fields. North Sea depletion increased our overall corporate average rate by $2.15/boe for the quarter.

Production from Block 51 in Yemen increased corporate unit depletion by $1.39/boe in the quarter as a result of carried interest accounting with respect to the recovery of Block 51 capital costs. Cost increases and lower volumes in Canada and the US increased the corporate average by $0.50/boe.

By way of offset, we benefited from a strong Canadian dollar as the depletion of our US and international assets is denominated in US dollars. This lowered our depletion rate by $0.60/boe. Our average oil and gas DD&A was also lowered by $0.35/bbl in 2005 as we had no depletion with respect to our Australian operations in the first quarter of 2005.

Lower volumes at Syncrude as a result of turnaround and plant maintenance activities increased costs per barrel as a portion of Syncrude's DD&A includes fixed depreciation on operating facilities.

EXPLORATION EXPENSE
                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
(CDN$ MILLIONS)                                                2005        2004
--------------------------------------------------------------------------------
Seismic                                                           5         18
Unsuccessful Exploration Drilling                                 8         --
Other                                                            15         10
                                                             -------------------
Total Exploration Expense                                        28         28
                                                             ===================

New Growth Exploration                                          110         27
Geological and Geophysical Costs                                  5         18
                                                             -------------------
Total Exploration Expenditures                                  115         45
                                                             ===================

Exploration Expense as a % of Exploration Expenditures           24%        62%
                                                             -------------------

EXPLORATION EXPENSE WAS CONSISTENT WITH THE PRIOR YEAR

Exploration expense includes additional costs relating to our unsuccessful Crested Butte exploration well in the Gulf of Mexico.

Exploration capital in the quarter includes expenditures on the Vrede and Knotty Head deep-water, sub-salt prospects and the Big Bend deep-shelf gas prospect in the Gulf of Mexico. Results from these wells are expected in the second quarter. Exploration spending also includes costs related to our Anduin and Wrigley discoveries in the Gulf of Mexico. Anduin will be further evaluated with additional appraisal drilling while plans are being formulated to sanction Wrigley later this year. On Block 51 in Yemen, we finished testing the BAK-I well which encountered non-commercial quantities of oil and has been suspended. The BAK-J well on Block 51 in Yemen will be tested further once the necessary high-pressure drilling equipment is in place later in the quarter. We plan to test further prospects in the Gulf of Mexico, North Sea, Block 51 and offshore West Africa in the remainder of the year.

OIL AND GAS MARKETING
                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
(CDN$ MILLIONS)                                                2005        2004
--------------------------------------------------------------------------------
    Marketing Revenue, net                                      229         147
    Transportation                                             (177)       (116)
    Other                                                        (2)         (1)
                                                             -------------------
Net Revenue                                                      50          30
                                                             ===================

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                          476         416
    Natural Gas (mmcf/d)                                      5,023       4,376

Value-at-Risk
    Quarter-end                                                  26          26
    High                                                         30          26
    Low                                                          20          17
    Average                                                      25          21
                                                             -------------------

HIGHER CONTRIBUTION FROM MARKETING INCREASED NET INCOME BY $20 MILLION

Our gas marketing group continued to generate gains by trading around our transportation and storage capacity. Transportation capacity allowed us to take advantage of variable winter weather across North America as we were able to move gas to capture price differences between markets. During the spring and summer of 2004, we injected gas into storage when prices were lower. We generated gains in the first quarter of 2005 by withdrawing 8 bcf of gas from storage to take advantage of higher winter prices. In addition, we generated profits on near-term short positions where we were able to buy gas at floating prices and then sell at higher fixed prices.

Our domestic and international crude oil marketing groups successfully capitalized on the shape of the forward price curve. Early in the quarter, we were able to price sales early and purchase later taking advantage of backwardation in the curve (declining future prices). Later, when the price curve changed to contango (increasing future prices), we were able to price sales later and purchase earlier. We also continued to move crude oil between markets to capitalize on locational price differences.

COMPOSITION OF NET MARKETING REVENUE
                                                                                           THREE MONTHS
                                                                                          ENDED MARCH 31
(CDN$ MILLIONS)                                                                      2005             2004
-----------------------------------------------------------------------------------------------------------
Trading Activities                                                                     44              25
Non-Trading Activities                                                                  6               5
                                                                                ---------------------------
                                                                                       50              30
                                                                                ===========================

TRADING ACTIVITIES

In marketing, we enter into contracts to purchase and sell crude oil and natural gas. We also use financial and derivative contracts, including futures, forwards, swaps and options for hedging and trading purposes. These derivative contracts are valued as described in the MD&A included in our 2004 Annual Report on Form 10-K. Results from trading activities include physical purchases and sales, gains and losses on derivative contracts and income relating to our storage and transportation assets.


FAIR VALUE OF DERIVATIVE CONTRACTS

At March 31, 2005, the fair value of our derivative contracts not designated as accounting hedges totalled $66 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(CDN$ MILLIONS)                                                                MATURITY
----------------------------------------------------------------------------------------------------------------
                                                    LESS THAN                                MORE THAN
                                                       1 YEAR     1-3 YEARS     4-5 YEARS      5 YEARS    TOTAL
                                                    ------------------------------------------------------------
Prices
    Actively Quoted Markets                               (23)           1             --          --       (22)
    From Other External Sources                            22           54             13          (1)       88
    Based on Models and Other Valuation Methods            --           --             --          --         -
                                                    ------------------------------------------------------------
Total                                                      (1)          55             13          (1)       66
                                                    ============================================================

At March 31, 2005, we had $1 million of unrecognized losses on our derivative contracts designated as accounting hedges of the future sale of our gas inventory. These losses will be recognized in income when the inventory is sold. These contracts were valued from actively quoted markets and settle within 12 months.

We do not use option valuation methods to record income on transportation and storage contracts.

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS
                                                                       CONTRACTS
                                                                  OUTSTANDING AT         CONTRACTS
                                                                    BEGINNING OF      ENTERED INTO
(CDN$ MILLIONS)                                                           PERIOD     DURING PERIOD           TOTAL
-------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2004                                               93                --              93
    Change in Fair Value of Contracts                                        (32)               55              23
    Net Losses (Gains) on Contracts Closed                                   (13)              (37)            (50)
    Changes in Valuation Techniques and Assumptions (1)                       --                --              --
                                                                  -------------------------------------------------
Fair Value at March 31, 2005                                                  48                18              66
                                                                  =================================
Unrecognized Losses on Hedges of Future Sale of Gas Inventory
    at March 31, 2005                                                                                           (1)
                                                                                                    ---------------
Total Outstanding at March 31, 2005                                                                             65
                                                                                                    ===============

Note:
(1)  Our valuation methodology has been applied consistently in each period.

TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS
                                                                                          MARCH 31     DECEMBER 31
(CDN$ MILLIONS)                                                                               2005            2004
-------------------------------------------------------------------------------------------------------------------
Current Assets                                                                                 151            177
Non Current Assets                                                                             115             91
                                                                                        ---------------------------
   Total Derivative Contract Assets                                                            266            268
                                                                                        ===========================

Current Liabilities                                                                            152            129
Non Current Liabilities                                                                         48             46
                                                                                        ---------------------------
   Total Derivative Contract Liabilities                                                       200            175
                                                                                        ===========================

Total Derivative Contract Net Assets (1)                                                        66             93
                                                                                        ===========================

Note:
(1) Does not include effective hedges. We recognize gains and losses on effective hedges in the same period as the hedged item.

NON-DERIVATIVE CONTRACTS

We enter into fee for service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facility. We earned $6 million from these activities in the first quarter (2004
- $5 million).

In 2003 and 2004, we increased our transportation capacity and were paid to assume future obligations associated with this capacity. We have $47 million of deferred revenue on our balance sheet to recognize the liability associated with these obligations. We are amortizing this deferred revenue to earnings as the capacity is used.

CHEMICALS

STRONG QUARTERLY CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $6 MILLION

Sales volumes and prices for our chemical products have remained strong since the end of 2004. Volumes have increased compared to the first quarter of 2004 as a result of strong demand and higher production capacity from our Brandon plant expansion completed in October 2004. The weaker US dollar, however, has put pressure on our US-dollar denominated sales, reducing net sales by $3 million in the quarter compared to 2004. Sales and operations at our Brazil plant are strong as a result of continued strong demand from Aracruz Celulose, our primary customer in Brazil.

Operating costs are lower compared to 2004 as we have taken advantage of our expanded lower-cost Brandon operations.

We are considering the sale of our chemicals business later this year. Any such sale would reduce contributions from this business to our 2005 cash flow from operating activities.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)
                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
(CDN$ MILLIONS)                                                          2005        2004
------------------------------------------------------------------------------------------
General and Administrative Expense before Stock Based Compensation         56         49
Stock Based Compensation (1)                                              125         11
                                                                        ------------------
Total General and Administrative Expense                                  181         60
                                                                        ==================

Note:
(1) Includes tandem option plan, stock options for our US-based employees and stock appreciation rights.

HIGHER COSTS DECREASED QUARTERLY NET INCOME BY $121 MILLION

In 2001, we introduced a stock appreciation rights plan for our employees and in 2004 we modified our stock option plan to a tandem option plan. The tandem option plan gives option holders the right to either purchase common shares at the exercise price or to receive cash payments equal to the excess of the market value of the common shares over the exercise price. The obligations resulting from these plans are revalued each quarter based on our current share price and the resulting change is included as stock based compensation expense in our G&A expense. During the first quarter of 2005, our share price increased 36% or $17.50/share, adding $2.3 billion in shareholder value. As a result, a charge of $125 million for our tandem option and stock appreciation rights plans was recognized in the quarter. Stock price volatility will continue to impact our G&A expense as our share price changes each quarter.

Our other G&A costs have increased from 2004 as a result of increases in employee compensation and increased regulatory compliance and corporate governance requirements resulting from Sarbanes-Oxley initiatives.

INTEREST AND FINANCING COSTS
                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
(CDN$ MILLIONS)                                                           2005       2004
------------------------------------------------------------------------------------------
Interest                                                                    67        52
    Less: Capitalized Interest                                             (33)       (7)
                                                                        ------------------
Net Interest Expense                                                        34        45
                                                                        ==================

LOWER INTEREST EXPENSE INCREASED QUARTERLY NET INCOME BY $11 MILLION

Our financing costs increased compared to 2004 as a result of our 2004 North Sea acquisition. In late 2004, we drew US$1.5 billion on an acquisition credit facility to partially finance this acquisition. A portion of these borrowings were repaid during the quarter with proceeds from the March 2005 issue of US$1.04 billion of senior public debt. The higher outstanding debt increased interest expense by $18 million during the quarter, however, the stronger Canadian dollar lowered our US-dollar denominated interest by $3 million.

We are capitalizing interest on our major development projects in the North Sea, Syncrude, Long Lake and Block 51 in Yemen. Capitalized interest increased primarily from the North Sea Buzzard project and additional spending at Long Lake. We expect that capitalized interest will continue to increase as we spend additional capital on these projects prior to their completion in 2006 and 2007.

INCOME TAXES
                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
(CDN$ MILLIONS)                                                           2005       2004
------------------------------------------------------------------------------------------
Current                                                                     79        53
Future                                                                     (60)       12
                                                                        ------------------
Provision for Income Taxes                                                  19        65
                                                                        ==================

Effective Tax Rate                                                          34%       27%
                                                                        ------------------

EFFECTIVE TAX RATE FOR THE QUARTER INCREASES FROM 27% TO 34%

In 2004, a 1% corporate income tax rate reduction in Alberta resulted in a $15 million recovery of future income taxes in the first quarter.

Current income taxes include cash taxes in Yemen of $59 million (2004 - $46 million). Our current income tax provision also includes cash taxes in Colombia, federal and state taxes in the US and capital taxes in Canada.

OTHER
                                                                 THREE MONTHS
                                                                ENDED MARCH 31
(CDN$ MILLIONS)                                               2005        2004
-------------------------------------------------------------------------------
Decrease in Fair Value of Crude Oil Put Options               (173)        --
                                                            -------------------

Following our North Sea acquisition late last year, we purchased put options on 60,000 bbls/d of oil production for 2005 and 2006, for $144 million, to ensure base cash flow over the next two years to support our investment in major development projects. These options create an average floor price for this production of US$43.17/bbl in 2005 and US$38.17/bbl in 2006. Accounting rules require that these options be recorded at fair value throughout their term. As a result, changes in forward crude oil prices cause gains or losses to be recorded on these options each quarter. While a gain of $56 million was recorded in the fourth quarter of 2004, a significant increase in forward crude oil prices during the first quarter of 2005 resulted in an expense of $173 million. The carrying value of these options at the end of the first quarter was $27 million.


LIQUIDITY

CAPITAL STRUCTURE
                                                         MARCH 31   DECEMBER 31
(CDN$ MILLIONS)                                              2005          2004
--------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                  884        1,993
   Public Senior Notes                                      3,078        1,813
                                                       -------------------------
     Senior Debt                                            3,962        3,806
   Subordinated Debt                                          556          553
                                                       -------------------------
     Total Debt                                             4,518        4,359
   Less: Cash and Cash Equivalents                            (70)         (74)
   Less: Non-Cash Working Capital (2)                        (100)         (66)
                                                       -------------------------
TOTAL NET DEBT                                              4,348        4,219
                                                       =========================

SHAREHOLDERS' EQUITY (3)                                    2,949        2,867
                                                       =========================

Notes:
(1) Includes all of our debt and is calculated as long-term debt less net working capital.
(2)  Excludes short-term borrowings.
(3) At March 31, 2005, there were 129,990,330 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

During the quarter we issued US$1.04 billion of senior notes with US$250 million maturing in 10 years and US$790 million maturing in 30 years. This new debt has increased the average term to maturity of our debt to 22 years. Proceeds from the debt issue were used to repay a portion of the acquisition credit facility relating to our North Sea acquisition. Shareholders' equity continues to grow with our solid financial results. We plan to raise $1.5 billion through asset sales in 2005 and disposition proceeds will be applied to reduce our total net debt and fund future capital investment.

CHANGE IN WORKING CAPITAL
                                                                MARCH 31   DECEMBER 31     INCREASE/
(CDN$ MILLIONS)                                                     2005          2004    (DECREASE)
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                             70            74           (4)
Accounts Receivable                                                2,075         2,136          (61)
Inventories and Supplies                                             455           351          104
Accounts Payable and Accrued Liabilities                          (2,414)       (2,416)           2
Other                                                                (16)           (5)         (11)
                                                              ---------------------------------------
Net Working Capital                                                  170           140           30
                                                              =======================================

The decrease in receivables reflects a decrease in our marketing receivables partially offset by an increase in our oil and gas receivables. The decrease in marketing receivables was attributable to reduced transaction volumes while the increase in oil and gas receivables reflects stronger commodity prices and higher sales volumes. The increase in inventories and supplies results primarily from higher commodity prices and increases in our gas storage positions.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

(CDN$ MILLIONS)
--------------------------------------------------------------------------------
Capital Expenditures                                                        599
Cash Flow from Operating Activities                                        (441)
                                                                        --------
Excess of Capital Expenditures over Cash Flow                               158

Dividends on Common Shares                                                   13
Issue of Common Shares                                                      (32)
Other                                                                       (10)
                                                                        --------
Increase in Net Debt                                                        129
                                                                        ========

OUTLOOK FOR REMAINDER OF 2005

We continue to expect our 2005 full year production to average between 230,000 and 250,000 boe/d before royalties, but now we expect to achieve these volumes even after the completion of our planned disposition program later this year. We have revised our cash flow expectations for the remainder of the year as a result of strong crude oil prices. We expect to generate approximately $2.2 billion in cash flow (before asset sales, remediation and geological and geophysical expenditures) in 2005, assuming the following for the remainder of the year:


--------------------------------------------------------------------------------
WTI (US$/bbl)                                                             50.00
NYMEX natural gas (US$/mmbtu)                                              6.50
US to Canadian dollar exchange rate                                        0.80
                                                                       ---------

Our planned 2005 capital investment program is unchanged at $2.6 billion. This capital is largely targeted towards our major development projects in the North Sea, Long Lake, Block 51 in Yemen and Syncrude.

Our future liquidity is primarily dependent on cash flows generated from our operations, our capital requirements and the flexibility of our capital structure. We are in the midst of developing a number of major projects and our capital requirement over the next three years is significant. During the first quarter, we were able to extend the average term to maturity of our debt by issuing longer-term debt to repay a portion of the acquisition credit facility relating to our North Sea acquisition. We also have available undrawn committed credit facilities which provide us with liquidity to meet future funding requirements. In the first quarter, we declared common share dividends of $0.10 per share.


CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2004 Annual Report on Form 10-K. During the quarter, we have entered into additional capital commitments totaling $498 million related to our major development projects. We expect to incur approximately $386 million of these commitments in the next twelve months and approximately $112 million in one to three years time.

CONTINGENCIES

There are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations. These matters are described in LEGAL PROCEEDINGS in Item 3 contained in our 2004 Annual Report on Form 10-K. There have been no significant developments since year end.


NEW ACCOUNTING PRONOUNCEMENTS

CANADIAN PRONOUNCEMENTS
In an effort to harmonize Canadian GAAP with US GAAP, the Canadian Accounting Standards Board (AcSB) has issued sections:

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

These new standards are effective for fiscal years beginning on or after October 1, 2006 and early adoption is permitted. Adoption of these standards as at March 31, 2005 would have the following impact on our Unaudited Consolidated Financial
Statements:

(CDN$ MILLIONS)                                              INCREASE/(DECREASE)
--------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities                                      1
Shareholders' Equity                                                         (1)
                                                             -------------------

The AcSB has approved revisions to Section 3830, NON-MONETARY TRANSACTIONS, that require all non-monetary transactions to be measured at fair value unless:

o    the transaction lacks commercial substance;
o the transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange;
o neither the fair value of the assets or services received nor the fair value of the assets or services given up is reliably measurable; or
o the transaction is a non-monetary, non-reciprocal transfer to owners that represents a spin-off or other form of restructuring or liquidation.

The new requirements apply to non-monetary transactions initiated in periods beginning on or after January 1, 2006. Earlier adoption is permitted as of the beginning of a period beginning on or after July 1, 2005. We do not expect the adoption of this section will have any material impact on our results of operations or financial position.

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

In December 2004, the FASB issued Statement 123(R), SHARE-BASED PAYMENTS. This statement revises Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Statement 123(R) requires all stock-based awards issued to employees to be measured at fair value and to be expensed in the income statement. This statement is effective for fiscal years beginning after June 15, 2005.

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

In March 2005, the FASB issued Financial Interpretation 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In March 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-6, ACCOUNTING FOR STRIPPING COSTS INCURRED DURING PRODUCTION IN THE MINING INDUSTRY. In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The EITF concluded that the costs of removing overburden and waste materials, often referred to as "stripping costs", incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. Issue No. 04-6 is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In April 2005, the FASB issued staff position 19-1 (FSP 19-1) on accounting for suspended well costs. FSP 19-1 amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, for companies using the successful efforts method of accounting. FSP 19-1 provides that exploratory well costs should continue to be capitalized beyond twelve months when a well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP 19-1 also requires certain disclosures with respect to capitalized exploratory well costs. This new guidance is effective for the first reporting period beginning after April 4, 2005 and is to be applied prospectively to existing and newly capitalized exploratory well costs.

As at March 31, 2005, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block, offshore Nigeria. Exploratory costs were first capitalized in 1998 and we have subsequently drilled a further seven successful wells on the block. We are preparing a field development plan for the block with our partners for submission to the Nigerian government for approval. Once we obtain this approval and the project has been sanctioned, we will book proved reserves. Capitalized costs relating to this exploration block as at March 31, 2005 were $79 million (December 31, 2004 - $77 million). We do not expect the adoption of this statement will have a material impact on our capitalized costs, our results of operations or financial position.


EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS

                                                                                    THREE MONTHS ENDED
                                                          --------------------------------------------------------------
                                                                       2003                    2004                2005
                                                          ----------------------- ------------------------------ -------
(CDN$ MILLIONS)                                             JUN     SEPT     DEC     MAR     JUN     SEP    DEC     MAR
--------------------------------------------------------------------------------- ------------------------------ -------
Net Sales                                                   709      697     660     715     758     837    866     916

Net Income (Loss) from Continuing Operations                240      167     (84)(1) 180     138     220    242      37

Net Income (Loss) from Discontinued Operations               13        4      (2)      4       5      --      4      --
                                                          --------------------------------------------------------------
Net Income (Loss)                                           253      171     (86)    184     143     220    246      37
                                                          ==============================================================

Earnings per Common Share from
     Continuing Operations ($/share)
   Basic                                                   1.95     1.35   (0.67)   1.41    1.07    1.70   1.87    0.29
   Diluted                                                 1.94     1.33   (0.66)   1.39    1.06    1.69   1.85    0.28

Earnings per Common Share ($/share)
   Basic                                                   2.05     1.38   (0.69)   1.44    1.11    1.70   1.90    0.29
   Diluted                                                 2.04     1.36   (0.68)   1.42    1.09    1.69   1.88    0.28
                                                          --------------------------------------------------------------

Note:
(1) Includes an impairment charge of $269 million relating to certain Canadian oil and gas properties.

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

The above items and their possible impact are discussed more fully in the section, titled BUSINESS RISK MANAGEMENT in Item 7 and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK in Item 7A of our 2004 Annual Report on Form 10-K.

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




----------------------------

(1) Within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to normal market risks inherent in the oil and gas and chemicals business, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We recognize these risks and manage our operations to minimize our exposures to the extent practical. The information presented on market risks on pages 68 - 70 in our 2004 Annual Report on Form 10-K has not changed materially since December 31, 2004.


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


CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. During the first quarter, we continued to improve and enhance our financial reporting systems by continuing to implement our existing Systems, Applications and Products in Data Processing (SAP) systems into our chemicals operations. The conversion of data and the implementation and operation of SAP has been continually monitored and reviewed. In addition, effective April 27th, 2005, Thomas C. O'Neill has been appointed as Chair of the Audit and Conduct Review Committee. We have evaluated these changes and confirm that there has not been any change in the Company's internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

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


(b)  REPORTS ON FORM 8-K

During the quarter ended March 31, 2005, we filed or furnished the following reports on Form 8-K:

o Current report on Form 8-K/A dated January 12, 2005, to file the pro forma financial information in connection with the acquisition of EnCana (UK) Limited.
o Current report on Form 8-K dated February 4, 2005, to file our Certificate and Amended Articles of Amalgamation.
o Current report on Form 8-K dated February 10, 2005, to furnish our press release announcing our 2004 annual reserves and annual results.
o Current report on Form 8-K/A Amendment No. 2 dated February 25, 2005 to file the amended pro forma financial information in connection with the acquisition of EnCana (UK) Limited.
o Current report on Form 8-K dated March 7, 2005 to file exhibits incorporated by reference in Form F-9 registration statements.
o Current report on Form 8-K dated March 11, 2005 to furnish our press release announcing our price offering of US$1.04 billion of 10-year and 30-year senior notes.

Up until the filing of this Form 10-Q, during the quarter beginning April 1, 2005, we filed or furnished the following reports on Form 8-K:

o Current report on Form 8-K dated April 27, 2005, to furnish our press release announcing our 2005 first quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29th, 2005.


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