Form 10-Q
period 2005-06-30
NEXEN INC
filed 2005-07-15
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2005

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

On June 30, 2005, there were 260,316,860 common shares issued and outstanding.

                                   NEXEN INC.

                                      INDEX

PART I        FINANCIAL INFORMATION                                         PAGE

   Item 1.    Unaudited Consolidated Financial Statements ..................   3

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  27

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk....  47

   Item 4.    Controls and Procedures.......................................  47

PART II       OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders...........  48

   Item 6.    Exhibits and Reports on Form 8-K..............................  48


This report should be read in conjunction with our 2004 Annual Report on Form 10-K and with our current reports on Form 8-K filed or furnished on January 12, February 4, February 10, February 25, March 7, March 11, April 27, April 28, and May 12, 2005.


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

On June 30, 2005, the noon-day exchange rate for Cdn$1.00 was US$0.8159 as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


Unaudited Consolidated Statement of Income
for the Three and Six Months Ended June 30, 2005 and 2004......................4

Unaudited Consolidated Balance Sheet
as at June 30, 2005 and December 31, 2004......................................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Six Months Ended June 30, 2005 and 2004......................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three and Six Months Ended June 30, 2005 and 2004......................7

Notes to Unaudited Consolidated Financial Statements...........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions, except per share amounts

                                                                      THREE MONTHS                SIX MONTHS
                                                                     ENDED JUNE 30              ENDED JUNE 30
                                                                  2005          2004          2005         2004
----------------------------------------------------------------------------------------------------------------
                                                                        Restated for               Restated for
                                                                          Changes in                 Changes in
                                                                          Accounting                 Accounting
                                                                          Principles                 Principles
                                                                              Note 1                     Note 1
REVENUES
    Net Sales                                                      909          697          1,765        1,361
    Marketing and Other (Note 11)                                  247          134            319          292
                                                               -------------------------------------------------
                                                                 1,156          831          2,084        1,653
                                                               -------------------------------------------------
EXPENSES
    Operating                                                      216          171            429          339
    Depreciation, Depletion, Amortization and Impairment           253          159            492          316
    Transportation and Other                                       174          136            382          278
    General and Administrative                                     124          130            305          190
    Exploration                                                    105           26            132           53
    Interest (Note 5)                                               31           38             65           83
                                                               -------------------------------------------------
                                                                   903          660          1,805        1,259
                                                               -------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              253          171            279          394
                                                               -------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                         81           63            160          116
    Future                                                           2           (9)           (70)          (6)
                                                               -------------------------------------------------
                                                                    83           54             90          110
                                                               -------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                              170          117            189          284
    Net Income from Discontinued Operations (Note 12)               30           26             48           43
                                                               -------------------------------------------------

NET INCOME                                                         200          143            237          327
                                                               =================================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 9)                                                0.65          0.45          0.73         1.11
                                                               =================================================

    Diluted (Note 9)                                              0.64          0.44          0.72         1.09
                                                               =================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 9)                                                0.77          0.55          0.91         1.28
                                                               =================================================

    Diluted (Note 9)                                              0.76          0.54          0.90         1.26
                                                               =================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                             JUNE 30      DECEMBER 31
                                                                                2005             2004
------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                  102              73
      Accounts Receivable (Note 2)                                             2,270           2,100
      Inventories and Supplies (Note 3)                                          564             351
      Assets of Discontinued Operations (Note 12)                                 39              38
      Other                                                                       31              41
                                                                        ------------------------------
         Total Current Assets                                                  3,006           2,603
                                                                        ------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $5,299 (December 31, 2004 - $4,922)                     8,962           8,200
    GOODWILL                                                                     381             375
    FUTURE INCOME TAX ASSETS                                                     380             333
    DEFERRED CHARGES AND OTHER ASSETS (Note 4)                                   274             429
    ASSETS OF DISCONTINUED OPERATIONS (Note 12)                                  444             443
                                                                        ------------------------------

                                                                              13,447          12,383
                                                                        ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 5)                                              53             100
      Accounts Payable and Accrued Liabilities                                 2,756           2,377
      Accrued Interest Payable                                                    58              34
      Dividends Payable                                                           13              13
      Liabilities of Discontinued Operations (Note 12)                            14              39
                                                                        ------------------------------
         Total Current Liabilities                                             2,894           2,563
                                                                        ------------------------------

    LONG-TERM DEBT (Note 5)                                                    4,604           4,259
    FUTURE INCOME TAX LIABILITIES                                              2,030           2,023
    ASSET RETIREMENT OBLIGATIONS (Note 6)                                        412             399
    DEFERRED CREDITS AND OTHER LIABILITIES                                       208             142
    LIABILITIES OF DISCONTINUED OPERATIONS (Note 12)                             140             130
    SHAREHOLDERS' EQUITY (Note 8)
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2005 - 260,316,860 shares
                           2004 - 258,399,166 shares                             694             637
      Contributed Surplus                                                          1               -
      Retained Earnings                                                        2,546           2,335
      Cumulative Foreign Currency Translation Adjustment                         (82)           (105)
                                                                        ------------------------------
         Total Shareholders' Equity                                            3,159           2,867
                                                                        ------------------------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 13)
                                                                              13,447          12,383
                                                                        ==============================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                      THREE MONTHS                SIX MONTHS
                                                                     ENDED JUNE 30              ENDED JUNE 30
                                                                  2005          2004          2005         2004
----------------------------------------------------------------------------------------------------------------
                                                                        Restated for               Restated for
                                                                          Changes in                 Changes in
                                                                          Accounting                 Accounting
                                                                          Principles                 Principles
                                                                              Note 1                     Note 1
 OPERATING ACTIVITIES
    Net Income from Continuing Operations                          170          117           189           284
    Net Income from Discontinued Operations                         30           26            48            43
    Charges and Credits to Income not Involving Cash (Note 10)     335          259           808           462
    Exploration Expense                                            105           26           132            53
    Changes in Non-Cash Working Capital (Note 10)                  (43)        (164)          (96)          (44)
    Other                                                           (6)          25           (48)           29
                                                              --------------------------------------------------
                                                                   591          289         1,033           827

FINANCING ACTIVITIES
    Proceeds from Term Credit Facilities, Net                      124           --           262            --
    Proceeds from Long-Term Debt (Note 5)                           --           --         1,253            --
    Repayment of Long-Term Debt (Note 5)                            --           --        (1,241)         (300)
    Repayment of Short-Term Borrowings, Net                        (41)          --           (51)           --
    Redemption of Preferred Securities                              --           --            --          (289)
    Dividends on Common Shares                                     (13)         (13)          (26)          (26)
    Issue of Common Shares                                           8           27            40           109
    Other                                                           --           --           (16)           --
                                                              --------------------------------------------------
                                                                    78           14           221          (506)

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                 (651)        (316)       (1,245)         (630)
      Proved Property Acquisitions                                  (5)          --            (6)           --
      Chemicals, Corporate and Other                               (20)         (25)          (24)          (36)
    Proceeds on Disposition of Assets                                5            4             7             4
    Changes in Non-Cash Working Capital (Note 10)                   41           54            27            62
    Other                                                           (9)         (14)            7           (14)
                                                              --------------------------------------------------
                                                                  (639)        (297)       (1,234)         (614)


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         2           33             9            45
                                                              --------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    32           39            29          (248)

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                     70          800            73         1,087
                                                              --------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          102          839           102           839
                                                               =================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                      THREE MONTHS                SIX MONTHS
                                                                     ENDED JUNE 30              ENDED JUNE 30
                                                                  2005          2004          2005         2004
----------------------------------------------------------------------------------------------------------------
                                                                        Restated for               Restated for
                                                                          Changes in                 Changes in
                                                                          Accounting                 Accounting
                                                                          Principles                 Principles
                                                                              Note 1                     Note 1
COMMON SHARES
    Balance at Beginning of Period                                 684           595          637           513
    Issue of Common Shares                                           8            27           40           109
    Previously Recognized Liability Relating to Stock
       Options Exercised                                             2            --           17            --
                                                             ---------------------------------------------------
    Balance at End of Period                                       694           622          694           622
                                                              ==================================================

CONTRIBUTED SURPLUS
    Balance at Beginning of Period                                   1             2           --             1
    Stock Based Compensation Expense                                --            (2)           1            (1)
                                                             ---------------------------------------------------
    Balance at End of Period                                         1            --            1            --
                                                              ==================================================

RETAINED EARNINGS
    Balance at Beginning of Period                               2,359         1,765        2,335         1,594
    Net Income                                                     200           143          237           327
    Dividends on Common Shares                                     (13)          (13)         (26)          (26)
                                                             ---------------------------------------------------
    Balance at End of Period                                     2,546         1,895        2,546         1,895
                                                              ==================================================

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
    Balance at Beginning of Period                                 (95)          (30)        (105)          (33)
    Translation Adjustment, Net of Income Taxes                     13            11           23            14
                                                             ---------------------------------------------------
    Balance at End of Period                                       (82)          (19)         (82)          (19)
                                                              ==================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.       ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 16. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at June 30, 2005 and the results of our operations and our cash flows for the three and six months ended June 30, 2005 and 2004.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to litigation, asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2005.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. The accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K.

In June 2005, our board of directors approved a plan to monetize our chemicals operations through the creation of an income trust and the issuance of trust units in an initial public offering. This initial public offering is expected to take place in the third quarter and we expect to retain an interest in the operations. As at July 13, 2005, the criteria for reporting results of the chemicals business as discontinued operations have not been met.


CHANGES IN ACCOUNTING PRINCIPLES

FINANCIAL INSTRUMENTS

In the fourth quarter of 2004, we retroactively adopted the changes to Canadian Institute of Chartered Accountants (CICA) standard S.3860, FINANCIAL INSTRUMENTS. These changes require that fixed-amount contractual obligations that can be settled by issuing a variable number of equity instruments be classified as a liability. Our US-dollar denominated preferred and subordinated securities have these characteristics and accordingly have been reclassified as long-term debt. Dividends and interest on these securities have been included in interest expense and issue costs previously charged to retained earnings have been amortized over the life of the securities. Unamortized issue costs have been expensed on the redemption of the preferred securities in 2004. Foreign exchange gains or losses from translation of the US-dollar amounts have been included as cumulative foreign currency translation adjustments. The change was adopted retroactively and all prior periods presented have been restated. This change in accounting principle has no effect on our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2005.


GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In 2004, we adopted CICA standard S.1100, GENERALLY ACCEPTED ACCOUNTING PRINCIPLES which eliminated general practice in Canada as a component of GAAP. Our accounting policy is to include geological and geophysical costs as operating cash outflows in our Unaudited Consolidated Statement of Cash Flows. For previous years, we included geological and geophysical costs as investing cash outflows consistent with industry practice in Canada. In our Unaudited Consolidated Statement of Cash Flows for the three months ended June 30, 2005, we included $15 million (2004 - $7 million) and for the six months ended June 30, 2005, we included $20 million (2004 - $25 million) of geological and geophysical costs as other operating cash outflows. This change in accounting policy was adopted prospectively.


IMPACT OF CHANGES IN ACCOUNTING PRINCIPLES

The impact of the changes on our Unaudited Consolidated Statement of Income for the three and six months ended June 30, 2004 resulted in additional interest expense of $3 million for dividends on preferred securities, additional transportation and other expense of $11 million for the unamortized issue costs on the redemption of preferred securities, and a corresponding reduction in the provision for income taxes of $6 million. The impact of these changes in accounting principles on our Unaudited Consolidated Statement of Income and Earnings per Common Share for the three and six months ended June 30, 2004, are shown below.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

                                                                                  THREE MONTHS      SIX MONTHS
---------------------------------------------------------------------------------------------------------------
Transportation and Other Expense as Reported                                               136             267
    Plus: Unamortized Issue Costs on Redemption of Preferred Securities                     --              11
                                                                                -------------------------------
Transportation and Other Expense as Restated                                               136             278
                                                                                -------------------------------

Interest Expense as Reported                                                                38              80
    Plus: Dividends on Preferred Securities                                                 --               3
                                                                                -------------------------------
Interest Expense as Restated                                                                38              83
                                                                                -------------------------------

Provision for Future Income Taxes as Reported                                               (9)             --
    Plus: Tax Effect of Changes in Accounting Principles                                    --              (6)
                                                                                -------------------------------
Provision for Future Income Taxes as Restated                                               (9)             (6)
                                                                                -------------------------------

NET INCOME AND EARNINGS PER COMMON SHARE FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

                                                                                  THREE MONTHS      SIX MONTHS
---------------------------------------------------------------------------------------------------------------
Net Income Attributable to Common Shareholders
    As Reported                                                                            143             333
    Less: Unamortized Issue Costs on Redemption of Preferred
          Securities, Net of Income Taxes                                                   --              (6)
                                                                                -------------------------------
    As Restated                                                                            143             327
                                                                                ===============================

Earnings per Common Share ($/share)
    Basic as Reported                                                                     0.55            1.30
                                                                                ===============================
    Restated                                                                              0.55            1.28
                                                                                ===============================

    Diluted as Reported                                                                   0.54            1.28
                                                                                ===============================
    Restated                                                                              0.54            1.26
                                                                                ===============================

RECLASSIFICATION

Certain comparative figures have been reclassified to ensure consistency with current period presentation.

2.       ACCOUNTS RECEIVABLE

                                                                                       JUNE 30     DECEMBER 31
                                                                                          2005            2004
---------------------------------------------------------------------------------------------------------------
Trade
    Marketing                                                                            1,568           1,452
    Oil and Gas                                                                            605             557
    Chemicals and Other                                                                     63              57
                                                                                -------------------------------
                                                                                         2,236           2,066
Non-Trade                                                                                   41              49
                                                                                -------------------------------
                                                                                         2,277           2,115
Allowance for Doubtful Accounts                                                             (7)            (15)
                                                                                -------------------------------
Total                                                                                    2,270           2,100
                                                                                ===============================

3.       INVENTORIES AND SUPPLIES

                                                                                       JUNE 30     DECEMBER 31
                                                                                          2005            2004
---------------------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                              382             199
    Oil and Gas                                                                              7               6
    Chemicals and Other                                                                     15              13
                                                                                -------------------------------
                                                                                           404             218
Work in Process                                                                              6               4
Field Supplies                                                                             154             129
                                                                                -------------------------------
Total                                                                                      564             351
                                                                                ===============================
4.       DEFERRED CHARGES AND OTHER ASSETS

                                                                                       JUNE 30     DECEMBER 31
                                                                                          2005            2004
---------------------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts                                                   129              91
Crude Oil Put Options                                                                       17             200
Defined Benefit Pension Plan Asset                                                           8              13
Deferred Financing Costs                                                                    70              67
Other                                                                                       50              58
                                                                                -------------------------------
Total                                                                                      274             429
                                                                                ===============================
5.       LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                                       JUNE 30     DECEMBER 31
                                                                                          2005            2004
---------------------------------------------------------------------------------------------------------------
Acquisition Credit Facilities (US$473 million drawn)                                       580           1,806
Term Credit Facilities                                                                     346              87
Debentures, due 2006 (1)                                                                    94              93
Medium-Term Notes, due 2007                                                                150             150
Medium-Term Notes, due 2008                                                                125             125
Notes, due 2013 (US$500 million)                                                           613             602
Notes, due 2015 (US$250 million) (a)                                                       306              --
Notes, due 2028 (US$200 million)                                                           245             241
Notes, due 2032 (US$500 million)                                                           613             602
Notes, due 2035 (US$790 million) (b)                                                       968              --
Subordinated Debentures, due 2043 (US$460 million)                                         564             553
                                                                                -------------------------------
                                                                                         4,604           4,259
                                                                                ===============================

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

(c)      INTEREST EXPENSE

                                                          THREE MONTHS                  SIX MONTHS
                                                         ENDED JUNE 30                ENDED JUNE 30
                                                       2005         2004          2005             2004
--------------------------------------------------------------------------------------------------------
Long-Term Debt                                          70            44           132              93
Other                                                    4             3             9               6
                                                    ----------------------------------------------------
                                                        74            47           141              99
   Less: Capitalized                                   (43)           (9)          (76)            (16)
                                                    ----------------------------------------------------
Total                                                   31            38            65              83
                                                    ====================================================

Capitalized interest relates to and is included as part of the cost of our oil, gas and Syncrude properties, plant and equipment. The capitalization rates are based on our weighted-average cost of borrowings.

(d)      SHORT-TERM BORROWINGS
Nexen has unsecured operating loan facilities of approximately $427 million, of which $53 million (US$43 million) was drawn at June 30, 2005 (December 31, 2004 - $100 million). Interest is payable at floating rates. During the first six months of 2005, the weighted average interest rate on our short-term borrowings was 3.2%.

6.       ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment are as follows:

                                                                                      JUNE 30      DECEMBER 31
                                                                                         2005             2004
---------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                            468              323
    Obligations Assumed with Development Activities                                        11               12
    Obligations Assumed with Business Acquisition                                          --              134
    Obligations Discharged with Disposed Properties                                       (15)              (4)
    Expenditures Made on Asset Retirements                                                (24)             (31)
    Accretion                                                                              13               17
    Revisions to Estimates                                                                 --               24
    Effects of Foreign Exchange                                                            (4)              (7)
                                                                                     --------------------------
Balance at End of Period (1)                                                              449              468
                                                                                     ==========================

Note:
(1) Obligations due within 12 months of $14 million (2004 - $47 million) have been included in accounts payable and accrued liabilities. Obligations related to discontinued operations of $23 million (2004 - $22 million) have been included with liabilities of discontinued operations.

Our total estimated undiscounted asset retirement obligations amount to $749 million (December 31, 2004 - $770 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $88 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

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

7.       DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE AND FINANCIAL INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

Cdn$ millions                                                 JUNE 30, 2005                        DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------
                                                  CARRYING      FAIR    UNRECOGNIZED     CARRYING       FAIR     UNRECOGNIZED
                                                     VALUE     VALUE     GAIN/(LOSS)         VALUE     VALUE      GAIN/(LOSS)
                                                 ------------------------------------    -------------------------------------
Commodity Price Risk
    Non-Trading Activities
      Crude Oil Put Options                             17        17              --           200       200              --

    Trading Activities
      Crude Oil and Natural Gas                        103       103              --            83        83              --
      Future Sale of Gas Inventory                      --        (4)             (4)           --         6               6

Foreign Currency Risk
    Non-Trading Activities                               2         2              --             7         7              --
    Trading Activities                                   8         8              --            10        10              --
                                                 ------------------------------------    -------------------------------------
Total Derivatives                                      130       126              (4)          300       306               6
                                                 ====================================    =====================================

Financial Assets and Liabilities
      Long-Term Debt                                (4,604)   (4,905)            (301)       (4,259)   (4,503)           (244)
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

                                         NOTIONAL                         AVERAGE             MARKET
                                          VOLUMES        TERM         PRICE (WTI)              VALUE
-----------------------------------------------------------------------------------------------------
                                         (bbls/d)                       (US$/bbl)     (Cdn$ millions)
WTI Crude Oil Put Options                  30,000        2005                  44                 --
                                           20,000        2005                  43                 --
                                           10,000        2005                  41                 --
                                           30,000        2006                  39                 10
                                           20,000        2006                  38                  5
                                           10,000        2006                  36                  2
                                                                                      ---------------
                                                                                                  17
                                                                                      ===============

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS

We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock-in our margins. The physical and financial commodity contracts (derivative contracts) are stated at market value. The $103 million fair value of the commodity contracts at June 30, 2005 is included in the Unaudited Consolidated Balance Sheet and any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

FUTURE SALE OF GAS INVENTORY

We have certain NYMEX futures contracts and swaps in place, which effectively lock-in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts and swaps are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized losses at June 30, 2005 are:

                                                 HEDGED                        AVERAGE   UNRECOGNIZED
                                                VOLUMES             MONTH        PRICE           LOSS
------------------------------------------------------------------------------------------------------
                                                 (mmcf)                       (US$/mcf) (Cdn$ millions)
NYMEX Natural Gas Futures                         1,210         July 2005         6.79             --
                                                    370       August 2005         6.86             --
                                                  3,100    September 2005         6.89             (1)
                                                  1,520      October 2005         6.96             --
                                                    210     December 2005         8.00             --
                                                  6,580      January 2006         8.57             (1)

NYMEX Natural Gas Fixed Price Swaps                 850     December 2005         8.00             (1)
                                                  2,750      January 2006         8.30             (1)
                                                                                       ---------------
                                                                                                   (4)
                                                                                       ===============

(c)      FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

NON-TRADING ACTIVITIES

We occasionally use derivative instruments to effectively convert cash flows from Canadian to US dollars and vice versa. At June 30, 2005, we held a foreign currency derivative instrument that obligates us and the counterparty to exchange principal and interest amounts. In November 2006, we will pay US$37 million and receive Cdn$50 million. We have recognized a gain of $1 million for the change in fair value of this derivative instrument.

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

                                                                                                   MARKET
                                                     AMOUNT            TERM           RATE          VALUE
----------------------------------------------------------------------------------------------------------
                                                                             (for US$1.00) (Cdn$ millions)
Foreign Currency Call Options            (pound)207 million     2005 - 2006    1.95 - 2.00              1
                                           (euro)29 million            2005           1.40             --
                                                                                            --------------
                                                                                                        1
                                                                                            ==============

TRADING ACTIVITIES

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. Our marketing group enters into forward contracts and swaps to sell US dollars. When combined with certain commodity sales contracts, either physical or financial, these forward contracts and swaps allow us to lock-in our Canadian dollar margins on the future sale of crude oil and natural gas. The $8 million fair value of the US dollar forward contracts and swaps at June 30, 2005 is included in the Unaudited Consolidated Balance Sheet and any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

(d)   TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative contracts held by our marketing group are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                                         JUNE 30    DECEMBER 31
Cdn$ millions                                                               2005           2004
------------------------------------------------------------------------------------------------
Accounts Receivable                                                          154            177
Deferred Charges and Other Assets (1)                                        129             91
                                                                       -------------------------
    Total Derivative Contract Assets                                         283            268
                                                                       =========================

Accounts Payable and Accrued Liabilities                                     102            129
Deferred Credits and Other Liabilities (1)                                    70             46
                                                                       -------------------------
    Total Derivative Contract Liabilities                                    172            175
                                                                       =========================

    Total Derivative Contract Net Assets (2)                                 111             93
                                                                       =========================

Notes:
(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) Comprised of $103 million (2004 - $83 million) related to commodity contracts and $8 million (2004 - $10 million) related to US dollar forward contracts and swaps.

8.       SHAREHOLDERS' EQUITY

DIVIDENDS

Dividends per common share for the three months ended June 30, 2005 were $0.05 (2004 - $0.05). Dividends per common share for the six months ended June 30, 2005 were $0.10 (2004 - $0.10).

9.       EARNINGS PER COMMON SHARE

Our shareholders approved a split of our issued and outstanding common shares on a two-for-one basis at our annual and special meeting on April 27, 2005. All common share and per common share amounts have been restated to retroactively reflect this share split.

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

                                                                    THREE MONTHS           SIX MONTHS
                                                                   ENDED JUNE 30         ENDED JUNE 30
(millions of shares)                                              2005        2004      2005      2004
-------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding             260.2       257.7     259.8     256.3
Shares issuable pursuant to stock options                         13.9        12.8      14.3      13.8
Shares to be purchased from proceeds of stock options             (9.7)       (8.8)    (10.0)     (9.6)
                                                              -----------------------------------------
Weighted-average number of diluted common shares outstanding     264.4       261.7     264.1     260.5
                                                              =========================================

In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2005 and June 30, 2004 all options were included because their exercise price was less than the average common share market price in the period. During the periods presented, outstanding stock options were the only potential dilutive instruments.

10.      CASH FLOWS

(a)      CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                       THREE MONTHS                SIX MONTHS
                                                                      ENDED JUNE 30              ENDED JUNE 30
                                                                   2005          2004         2005          2004
-----------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                253           159          492          316
Stock Based Compensation                                             63            87          163           89
Future Income Taxes                                                   2            (9)         (70)          (6)
Change in Fair Value of Crude Oil Put Options                        10            --          183           --
Non-Cash Items included in Discontinued Operations                   26            31           56           66
Unamortized Issue Costs on Redemption of Preferred Securities        --            --           --           11
Gain on Disposition of Assets                                        (4)           --           (4)          --
Other                                                               (15)           (9)         (12)         (14)
                                                               --------------------------------------------------
Total                                                               335           259          808          462
                                                               ==================================================

(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                                       THREE MONTHS                SIX MONTHS
                                                                      ENDED JUNE 30              ENDED JUNE 30
                                                                   2005          2004         2005          2004
-----------------------------------------------------------------------------------------------------------------
   Accounts Receivable (1)                                         (245)         (266)        (178)        (151)
   Inventories and Supplies                                        (110)          (61)        (209)         (77)
   Other Current Assets                                               7             9           11           55
   Accounts Payable and Accrued Liabilities (1)                     329           210          284          200
   Accrued Interest Payable                                          17            (2)          23           (9)
                                                               --------------------------------------------------
Total                                                                (2)         (110)         (69)          18
                                                               ==================================================

Relating to:
   Operating Activities                                             (43)         (164)         (96)         (44)
   Investing Activities                                              41            54           27           62
                                                               --------------------------------------------------
Total                                                                (2)         (110)         (69)          18
                                                               ==================================================

Note:
(1)  Includes changes in non-cash working capital related to discontinued operations.

(c)  OTHER CASH FLOW INFORMATION

                                                                       THREE MONTHS                SIX MONTHS
                                                                      ENDED JUNE 30              ENDED JUNE 30
                                                                   2005          2004          2005         2004
-----------------------------------------------------------------------------------------------------------------
Interest Paid                                                        54            46          110           102
Income Taxes Paid                                                    90            66          152           115
                                                               --------------------------------------------------
11.      MARKETING AND OTHER

                                                                       THREE MONTHS                SIX MONTHS
                                                                      ENDED JUNE 30              ENDED JUNE 30
                                                                   2005          2004          2005         2004
-----------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                              223           112          452           259
Change in Fair Value of Crude Oil Put Options                       (10)           --         (183)           --
Interest                                                             15             3           18             5
Foreign Exchange Gains                                               18             9           28            15
Gain on Disposition of Assets                                         4            --            4            --
Other                                                                (3)           10           --            13
                                                              ---------------------------------------------------
Total                                                               247           134          319           292
                                                               ==================================================

12.      DISCONTINUED OPERATIONS

In June 2005, we agreed to sell certain Canadian conventional oil and gas properties in southeast Saskatchewan, northwest Saskatchewan, northeast British Columbia and the Alberta foothills for approximately $946 million before closing adjustments. The results of operations of these properties have been accounted for as discontinued operations. The sales are expected to close in the third quarter and we expect to realize gains totalling approximately $300 million before tax. These gains are net of losses attributable to pipeline contracts and fixed price gas contracts that were associated with these discontinued operations.

During the fourth quarter of 2004, we concluded production from our Buffalo field, offshore Australia as anticipated. The results of our operations in Australia have been treated as discontinued operations, as we have no plans to continue operations in the country. Remediation and abandonment activities are virtually completed and no gain or loss is expected from these activities.

THREE MONTHS ENDED JUNE 30

                                                              2005                           2004
                                                             CANADA           CANADA      AUSTRALIA        TOTAL
--------------------------------------------------------------------    -----------------------------------------
Revenues
    Net Sales                                                   67                61            21            82
Expenses
    Operating                                                   11                10            15            25
    Depreciation, Depletion, Amortization and Impairment        11                18             1            19
                                                           ---------    -----------------------------------------
Income before Income Taxes                                      45                33             5            38
    Future Income Taxes                                         15                12            --            12
                                                           ---------    -----------------------------------------
Net Income from Discontinued Operations                         30                21             5            26
                                                           =========    =========================================

Earnings per Common Share
    Basic                                                     0.12              0.08          0.02          0.10
                                                           =========    =========================================
    Diluted                                                   0.12              0.08          0.02          0.10
                                                           =========    =========================================

SIX MONTHS ENDED JUNE 30

                                                              2005                           2004
                                                             CANADA           CANADA      AUSTRALIA        TOTAL
--------------------------------------------------------------------    -----------------------------------------
Revenues
    Net Sales                                                  127               112            49           161
Expenses
    Operating                                                   23                21            31            52
    Depreciation, Depletion, Amortization and Impairment        28                35             9            44
    Exploration Expense                                          1                 1            --             1
                                                          ----------   ------------------------------------------
Income before Income Taxes                                      75                55             9            64
    Future Income Taxes                                         27                21            --            21
                                                          ----------   ------------------------------------------
Net Income from Discontinued Operations                         48                34             9            43
                                                           =========    =========================================

Earnings per Common Share
    Basic                                                     0.18              0.13          0.04          0.17
                                                           =========    =========================================
    Diluted                                                   0.18              0.13          0.04          0.17
                                                           =========    =========================================

Assets and liabilities on the Unaudited Consolidated Balance Sheet include the following amounts for discontinued operations and assets held for sale.

AS AT JUNE 30, 2005

                                                             CANADA   AUSTRALIA     TOTAL
------------------------------------------------------------------------------------------
Accounts Receivable                                              31           8        39
Property, Plant and Equipment, Net                              444          --       444
Accounts Payable and Accrued Liabilities                         13           1        14
Asset Retirement Obligations                                     23          --        23
Future Income Tax Liabilities                                   117          --       117
                                                           -------------------------------

AS AT DECEMBER 31, 2004

                                                             CANADA   AUSTRALIA     TOTAL
------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                        --           1         1
Accounts Receivable                                              28           8        36
Other Current Assets                                             --           1         1
Property, Plant and Equipment, Net                              443          --       443
Accounts Payable and Accrued Liabilities                         14          25        39
Asset Retirement Obligations                                     22          --        22
Future Income Tax Liabilities                                   108          --       108
                                                           -------------------------------

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

14.      PENSION AND OTHER POST RETIREMENT BENEFITS

(a) NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                              THREE MONTHS                SIX MONTHS
                                                             ENDED JUNE 30              ENDED JUNE 30
                                                          2005          2004          2005         2004
--------------------------------------------------------------------------------------------------------
Nexen
    Cost of Benefits Earned by Employees                     4             2            6             4
    Interest Cost on Benefits Earned                         4             3            7             6
    Expected Return on Plan Assets                          (3)           (3)          (5)           (6)
    Net Amortization and Deferral                           --            --            1            --
                                                        ------------------------------------------------
    Net                                                      5             2            9             4
                                                        ------------------------------------------------

Syncrude
    Cost of Benefits Earned by Employees                     1             1            2             2
    Interest Cost on Benefits Earned                         1             1            3             2
    Expected Return on Plan Assets                          (1)           (1)          (2)           (2)
    Net Amortization and Deferral                           --            --           --            --
                                                        ------------------------------------------------
    Net                                                      1             1            3             2
                                                        ------------------------------------------------
Total                                                        6             3           12             6
                                                        ================================================

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

THREE MONTHS ENDED JUNE 30, 2005

                                                                                                             CORPORATE
                                                                                                                   AND
 (Cdn$ millions)                                  OIL AND GAS                          SYNCRUDE(1) CHEMICALS      OTHER   TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                               UNITED    UNITED      OTHER
                               YEMEN   CANADA  STATES   KINGDOM  COUNTRIES(2) MARKETING
                               --------------------------------------------------------
 Net Sales                       325       94    184         71        27          6        102         100         --      909
 Marketing and Other               2        1     --         --         4        223         --          --         17(3)   247
                               --------------------------------------------------------------------------------------------------
 Total Revenues                  327       95    184         71        31        229        102         100         17    1,156
 Less: Expenses
   Operating                      38       27     22         28         5          6         33          57         --      216
   Depreciation, Depletion,
    Amortization and
     Impairment                   84       35     59         36         5          2          5          23(4)       4      253
   Transportation and Other        1        6     --         --        --        151          5          10          1      174
   General and
     Administrative (5)            1       22     19         --        19         16         --          12         35      124
   Exploration                     2        6     63         12        22(6)      --         --          --         --      105
   Interest                       --       --     --         --        --         --         --          --         31       31
                               --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
      before Income Taxes        201       (1)    21         (5)      (20)        54         59          (2)       (54)     253
                               =========================================================================================
 Less: Provision for
   Income Taxes (7)                                                                                                          83
 Add: Net Income from
   Discontinued Operations                                                                                                   30
                                                                                                                         ------
 Net Income                                                                                                                 200
                                                                                                                         ======

 Identifiable Assets             688    2,338  1,379      4,454       223      2,403 (8)  1,014         483        465   13,447
                              ==================================================================================================

 Capital Expenditures
   Development and Other          68      216     48        152         3         12         50           3          5      557
   Exploration                     8        7     60         13        26         --         --          --         --      114
   Proved Property
    Acquisitions                  --        1      3          1        --         --         --          --         --        5
                              --------------------------------------------------------------------------------------------------
                                  76      224    111        166        29         12         50           3          5      676
                              ==================================================================================================

 Property, Plant and
 Equipment
   Cost                        2,227    3,009  2,390      3,857       444        170      1,125         831        208   14,261
   Less: Accumulated DD&A      1,727    1,250  1,136         96       311         69        164         446        100    5,299
                               --------------------------------------------------------------------------------------------------
 Net Book Value                  500    1,759  1,254      3,761       133        101        961         385        108    8,962(9)
                               ==================================================================================================

Notes:
(1)  Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2005 include mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Nigeria and Colombia.
(3)  Includes interest income of $15 million, foreign exchange gains of $18 million, decrease in the fair value of crude oil put options of $10 million and decreased in the fair value of foreign currency call options of $6 million.
(4)  Includes impairment charge of $12 million related to the pending closure of our sodium chlorate plant in
     Amherstburg, Ontario.
(5)  Includes stock based compensation expense of $65 million.
(6)  Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(7)  Includes Yemen cash taxes of $70 million.
(8)  Approximately 81% of marketing's identifiable assets are accounts receivable and inventories.
(9)  Excludes property, plant and equipment related to our discontinued operations. See Note 12.

SIX MONTHS ENDED JUNE 30, 2005

                                                                                                             CORPORATE
                                                                                                                   AND
 (Cdn$ millions)                                  OIL AND GAS                          SYNCRUDE(1) CHEMICALS      OTHER   TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                               UNITED    UNITED      OTHER
                               YEMEN   CANADA  STATES   KINGDOM  COUNTRIES(2)  MARKETING
                               --------------------------------------------------------
 Net Sales                       608      180    381        173        49         10        168         196        --     1,765
 Marketing and Other               3        2     --         --         4        452         --           1      (143)(3)   319
                               --------------------------------------------------------------------------------------------------
 Total Revenues                  611      182    381        173        53        462        168         197      (143)    2,084
 Less: Expenses
   Operating                      73       56     44         53         6         12         73         112        --       429
   Depreciation, Depletion,
    Amortization and
     Impairment                  149       70    125         82         9          5          9          33(4)     10       492
   Transportation and Other        2       11     --         --        --        328          8          20        13       382
   General and
     Administrative (5)            2       54     37         --        47         33         --          27       105       305
   Exploration                     3       11     73         15        30(6)      --         --          --        --       132
   Interest                       --       --     --         --        --         --         --          --        65        65
                               --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         382      (20)   102         23       (39)        84         78           5      (336)      279
                               =======================================================================================
 Less: Provision for
   Income Taxes (7)                                                                                                          90
 Add: Net Income from
   Discontinued Operations                                                                                                   48
                                                                                                                         ------
 Net Income                                                                                                                 237
                                                                                                                         ======

 Identifiable Assets             688    2,338  1,379      4,454       223      2,403 (8)  1,014         483        465   13,447
                               ==================================================================================================

 Capital Expenditures
   Development and Other         131      430     67        292         7         13         94           4         7     1,045
   Exploration                    16       27    132         16        33         --         --          --        --       224
   Proved Property
   Acquisitions                   --        2      3          1        --         --         --          --        --         6
                               --------------------------------------------------------------------------------------------------
                                 147      459    202        309        40         13         94           4         7     1,275
                               ==================================================================================================

 Property, Plant and
 Equipment
   Cost                        2,227    3,009  2,390      3,857       444        170      1,125         831        208   14,261
   Less: Accumulated DD&A      1,727    1,250  1,136         96       311         69        164         446        100    5,299
                               --------------------------------------------------------------------------------------------------
 Net Book Value                  500    1,759  1,254      3,761       133        101        961         385        108    8,962(9)
                               ==================================================================================================

Notes:
(1)  Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2005 includes mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Nigeria and Colombia.
(3)  Includes interest income of $18 million, foreign exchange gains of $28 million, decrease in the fair value of crude oil put options of $183 million and decrease in the fair value of foreign currency call options of $6 million.
(4)  Includes impairment charge of $12 million related to the pending closure of our sodium chlorate plant in
     Amherstburg, Ontario.
(5)  Includes stock based compensation expense of $190 million.
(6)  Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(7)  Includes Yemen cash taxes of $129 million.
(8)  Approximately 81% of marketing's identifiable assets are accounts receivable and inventories.
(9)  Excludes property, plant and equipment related to our discontinued operations. See Note 12.

THREE MONTHS ENDED JUNE 30, 2004

                                                                                                    CORPORATE
                                                                                                          AND
 (Cdn$ millions)                                  OIL AND GAS                SYNCRUDE(1) CHEMICALS      OTHER   TOTAL
-----------------------------------------------------------------------------------------------------------------------
                                                UNITED     OTHER
                               YEMEN   CANADA   STATES COUNTRIES(2) MARKETING
                               --------------------------------------------------------
 Net Sales                       225       96      181      21           3         78         93         --       697
 Marketing and Other               1        1        7      --         112         --          1         12(3)    134
                               ----------------------------------------------------------------------------------------
 Total Revenues                  226       97      188      21         115         78         94         12       831
 Less: Expenses
  Operating                       25       29       22       2           4         30         59         --       171
   Depreciation, Depletion,
    Amortization and
     Impairment                   46       32       55       5           3          5          9          4       159
  Transportation and Other         1        4       --      --         116          3          9          3       136
  General and
     Administrative (4)            1       23       18      22          14         --         11         41       130
  Exploration                      1        2        6      17(5)       --         --         --         --        26
  Interest                        --       --       --      --          --         --         --         38        38
                               ----------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         152        7       87     (25)        (22)        40          6        (74)      171
                               =============================================================================
 Less: Provision for Income                                                                                        54
 Taxes (6)
 Add: Net Income from
  Discontinued Operations                                                                                          26
                                                                                                               ------
 Net Income                                                                                                       143
                                                                                                               ======

 Identifiable Assets             674    1,704    1,750     249       1,650(7)     802        486        673     7,988
                               ========================================================================================

 Capital Expenditures
  Development and Other           58       96       66       9           2         48         16          7       302
  Exploration                     --        3       23      13          --         --         --         --        39
                               ----------------------------------------------------------------------------------------
                                  58       99       89      22           2         48         16          7       341
                               ========================================================================================

 Property, Plant and Equipment
  Cost                         2,080    2,302    2,429     355         155        915        802        181     9,219
  Less: Accumulated DD&A       1,638    1,169    1,039     230          59        148        400         81     4,764
                               ----------------------------------------------------------------------------------------
 Net Book Value                  442    1,133    1,390     125          96        767        402        100     4,455(8)
                               ========================================================================================

Notes:
(1)  Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2004 includes mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Nigeria and Colombia.
(3)  Includes interest income of $3 million and foreign exchange gains of $9 million.
(4)  Includes a one-time charge of $82 million related to the modification of our stock option plan.
(5)  Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(6)  Includes Yemen cash taxes of $57 million.
(7)  Approximately 85% of marketing's identifiable assets are accounts receivable and inventories.
(8)  Excludes property, plant and equipment related to our discontinued operations. See Note 12.

SIX MONTHS ENDED JUNE 30, 2004

                                                                                                   CORPORATE
                                                                                                          AND
 (Cdn$ millions)                                  OIL AND GAS                SYNCRUDE(1) CHEMICALS      OTHER   TOTAL
-----------------------------------------------------------------------------------------------------------------------
                                                UNITED     OTHER
                               YEMEN   CANADA   STATES COUNTRIES(2) MARKETING
                               --------------------------------------------------------
 Net Sales                       432      189      362      34           6        153          185       --     1,361
 Marketing and Other               2        2        7      --         259         --            2       20(3)    292
                               ----------------------------------------------------------------------------------------
 Total Revenues                  434      191      369      34         265        153          187       20     1,653
 Less: Expenses
  Operating                       53       58       42       3           8         59          116       --       339
   Depreciation, Depletion,
    Amortization and
     Impairment                   84       64      117       9           5          9           19        9       316
  Transportation and Other         2        6       --      --         232          5           19       14       278
  General and
     Administrative (4)            2       35       24      29          25         --           17       58       190
  Exploration                      1        8       15      29(5)       --         --           --       --        53
  Interest                        --       --       --      --          --         --           --       83        83
                               ----------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes          292       20      171     (36)         (5)        80           16     (144)     394
                               ==============================================================================
 Less: Provision for Income                                                                                       110
 Taxes (6)
 Add: Net Income from
  Discontinued Operations                                                                                          43
                                                                                                               ------
 Net Income                                                                                                       327
                                                                                                               ======

 Identifiable Assets             674    1,704    1,750     249       1,650(7)     802          486      673     7,988
                               ========================================================================================

 Capital Expenditures
  Development and Other          105      187      159      15           2         98           22       12       600
  Exploration                      2        7       39      18          --         --           --       --        66
                               ----------------------------------------------------------------------------------------
                                 107      194      198      33           2         98           22       12       666
                               ========================================================================================

 Property, Plant and Equipment
  Cost                         2,080    2,302    2,429     355         155        915          802      181     9,219
  Less: Accumulated DD&A       1,638    1,169    1,039     230          59        148          400       81     4,764
                               ----------------------------------------------------------------------------------------
 Net Book Value                  442    1,133    1,390     125          96        767          402      100     4,455(8)
                               ========================================================================================

Notes:
(1)  Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2004 includes mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Nigeria and Colombia.
(3)  Includes interest income of $5 million and foreign exchange gains of $15 million.
(4)  Includes a one-time charge of $82 million related to the modification of our stock option plan.
(5)  Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(6)  Includes Yemen cash taxes of $103 million.
(7)  Approximately 85% of marketing's identifiable assets are accounts receivable and inventories.
(8)  Excludes property, plant and equipment related to our discontinued operations. See Note 12.

16. DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a) UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                                    THREE MONTHS                SIX MONTHS
                                                                                    ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions, except per share amounts)                                         2005        2004         2005          2004
------------------------------------------------------------------------------------------------------------------------------
REVENUES
    Net Sales                                                                      909         697        1,765        1,361
    Marketing and Other (ii); (ix)                                                 247         134          319          299
                                                                         -----------------------------------------------------
                                                                                 1,156         831        2,084        1,660
                                                                         -----------------------------------------------------
EXPENSES
    Operating (iv)                                                                 218         173          433          343
    Depreciation, Depletion, Amortization and Impairment (i)                       261         167          508          333
    Transportation and Other                                                       174         136          382          276
    General and Administrative                                                     124          94          305          154
    Exploration                                                                    105          26          132           53
    Interest                                                                        31          38           65           83
                                                                         -----------------------------------------------------
                                                                                   913         634        1,825        1,242
                                                                         -----------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                              243         197          259          418
                                                                         -----------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                         81          63          160          116
    Deferred (ii); (iv); (viii)                                                      2         (24)         (71)          (5)
                                                                         -----------------------------------------------------
                                                                                    83          39           89          111
                                                                         -----------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                                              160         158          170          307
    Net Income from Discontinued Operations                                         28          24           44           39
                                                                         -----------------------------------------------------

NET INCOME - US GAAP (1)                                                           188         182          214          346
                                                                         =====================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 9)
      Net Income from Continuing Operations                                       0.61        0.61         0.65          1.20
      Net Income from Discontinued Operations                                     0.11        0.09         0.17          0.15
                                                                         -----------------------------------------------------
                                                                                  0.72        0.70         0.82          1.35
                                                                         =====================================================
    Diluted (Note 9)
      Net Income from Continuing Operations                                       0.60        0.60         0.64          1.18
      Net Income from Discontinued Operations                                     0.11        0.09         0.17          0.15
                                                                         -----------------------------------------------------
                                                                                  0.71        0.69         0.81          1.33
                                                                         =====================================================
Note:
(1)   RECONCILIATION OF CANADIAN AND US GAAP NET INCOME                             THREE MONTHS               SIX MONTHS
                                                                                    ENDED JUNE 30             ENDED JUNE 30
      (Cdn$ millions)                                                             2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------------------
      Net Income - Canadian GAAP                                                   200         143           237         327
      Impact of US Principles, Net of Income Taxes:
        Depreciation, Depletion, Amortization and Impairment (1) (i)               (10)        (10)          (20)         (21)
        Future Income Taxes (viii)                                                  --          15            --           --
        Fair Value of Preferred Securities (ix)                                     --          --            --            4
        Stock Based Compensation Included in Retained Earnings                      --          36            --           36
        Other (ii); (iv)                                                            (2)         (2)           (3)          --
                                                                         -----------------------------------------------------
      Net Income - US GAAP                                                         188         182           214          346
                                                                         =====================================================

   Note:
   (1) Includes depreciation, depletion, amortization and impairment related to discontinued operations.

(b)   UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                JUNE 30       DECEMBER 31
(Cdn$ millions, except share amounts)                                              2005              2004
----------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                    102                73
      Accounts Receivable (ii)                                                   2,270             2,106
      Inventories and Supplies                                                     564               351
      Assets of Discontinued Operations                                             39                38
      Other                                                                         31                41
                                                                            ------------------------------
        Total Current Assets                                                     3,006             2,609
                                                                            ------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $5,683 (December 31, 2004 - $5,290) (i); (iv); (vii)      8,931             8,189
    GOODWILL                                                                       381               375
    DEFERRED INCOME TAX ASSETS                                                     380               333
    DEFERRED CHARGES AND OTHER ASSETS (v)                                          216               384
    ASSETS OF DISCONTINUED OPERATIONS                                              446               449
                                                                            ------------------------------
                                                                                13,360            12,339
                                                                            ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings                                                         53               100
      Accounts Payable and Accrued Liabilities (ii)                              2,760             2,377
      Accrued Interest Payable                                                      58                34
      Dividends Payable                                                             13                13
      Liabilities of Discontinued Operations                                        14                39
                                                                            ------------------------------
        Total Current Liabilities                                                2,898             2,563
                                                                            ------------------------------

    LONG-TERM DEBT (v)                                                           4,546             4,214
    DEFERRED INCOME TAX LIABILITIES (i) - (ix)                                   1,996             1,993
    ASSET RETIREMENT OBLIGATIONS                                                   412               399
    DEFERRED CREDITS AND LIABILITIES (vi)                                          214               148
    LIABILITIES OF DISCONTINUED OPERATIONS                                         140               130
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2005   - 260,316,860 shares
                      2004   - 258,399,166 shares                                  694               637
      Contributed Surplus                                                            1                --
      Retained Earnings (i); (ii); (iv); (vii); (viii); (ix)                     2,548             2,360
      Accumulated Other Comprehensive Income (ii); (iii); (vi)                     (89)             (105)
                                                                            ------------------------------
          Total Shareholders' Equity                                             3,154             2,892
                                                                            ------------------------------

    COMMITMENTS, CONTINGENCIES AND GUARANTEES
                                                                                13,360            12,339
                                                                            ==============================

(c) UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                   THREE MONTHS                SIX MONTHS
                                                                   ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions)                                                  2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                              188           182         214          346
Other Comprehensive Income, Net of Income Taxes:
    Translation Adjustment (iii)                                   13            11          23           14
    Unrealized Mark-to-Market Loss (ii)                            (2)           --          (7)           6
                                                               ---------------------------------------------
Comprehensive Income                                              199           193         230          366
                                                               =============================================

NOTES:

i. Under US principles, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result:

         o additional depreciation, depletion, amortization and impairment of $10 million and $20 million was included in net income for the three and six months ended June 30, 2005, respectively (2004 - $10 million and $21 million, respectively) was included in net income; and

         o property, plant and equipment related to continuing operations is higher under US GAAP by $7 million (December 31, 2004 - $23 million).

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

         FUTURE SALE OF GAS INVENTORY: Included in accounts receivable at December 31, 2004, were $6 million of gains on the futures contracts and swaps we used to hedge the commodity price risk on the future sale of our gas inventory as described in Note 7. These contracts effectively lock-in profits on our stored gas volumes. Gains of $6 million ($4 million, net of income taxes) related to the effective portion and deferred in accumulated other comprehensive income (AOCI) at December 31, 2004, were recognized in marketing and other during the first quarter of 2005.

         At June 30, 2005, losses of $4 million ($3 million, net of income taxes) were included in accounts payable and deferred in AOCI until the underlying gas inventory is sold. The losses will be reclassified to marketing and other as they settle over the next 12 months. At June 30, 2005, there was no ineffective portion.

         FAIR VALUE HEDGES

         Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both are reflected in earnings. At June 30, 2005 and at December 31, 2004, we had no fair value hedges in place.

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

iv. Under Canadian principles, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

         o operating expenses include pre-operating costs of $2 million and $4 million for the three and six months ended June 30, 2005, respectively ($2 million and $3 million, respectively, net of income taxes) (2004 - $2 million and $4 million, respectively ($2 million and $3 million, respectively, net of taxes)); and

         o property, plant and equipment is lower under US GAAP by $19 million (December 31, 2004 - $15 million).

v. Under US principles, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $58 million (December 31, 2004 - $45 million) have been included in long-term debt.

vi. Under US principles, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in AOCI and accrued pension liabilities. This amount was $6 million ($4 million, net of income taxes) at June 30, 2005 (December 31, 2004 - $6 million ($4 million, net of income taxes)).

vii. On January 1, 2003 we adopted FASB Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which resulted in our property, plant and equipment under US GAAP being lower by $19 million.

viii. Under US principles, enacted tax rates are used to calculate future income taxes, whereas under Canadian GAAP, substantively enacted tax rates are used. Substantively enacted changes in Canadian provincial income tax rates created a $15 million future income tax recovery during the first quarter of 2004. In the second quarter of 2004, the income tax rates were enacted and the $15 million future income tax recovery was recorded in US GAAP net income.

ix. In May 2003, FASB issued Statement No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY that requires certain financial instruments, including our preferred securities, to be valued at fair value with changes in fair value recognized through net income.

        (Cdn$ millions)                                  GAIN     TAX   NET GAIN
        ------------------------------------------------------------------------
        Fair value change from January 1, 2004
             to February 9, 2004 (1), (2)                   4      --          4
                                                        ------------------------

Notes:
(1)  Included in marketing and other.
(2)  Redemption date of preferred securities.


NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement 151, INVENTORY COSTS. This statement amends Accounting Research Bulletin 43 to clarify that:

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

In April 2005, the FASB issued staff position 19-1 (FSP 19-1) on accounting for suspended well costs. FSP 19-1 amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, for companies using the successful efforts method of accounting. FSP 19-1 concludes that exploratory well costs should continue to be capitalized when a well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP 19-1 also requires certain disclosures with respect to capitalized exploratory well costs. FSP 19-1 is effective for the first reporting period beginning after April 4, 2005 and is to be applied prospectively to existing and newly capitalized exploratory well costs.

As at June 30, 2005, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block, offshore Nigeria and our interest in an exploratory block in the Gulf of Mexico. Exploratory costs offshore Nigeria were first capitalized in 1998 and we have subsequently drilled a further seven successful wells on the block. The joint venture partners have finalized pre-development design studies for Usan and are moving towards the next phase of the project. Drilling activity on OPL-222 has resumed and an appraisal and exploration program is currently in progress. Once final regulatory approvals have been received and the project has been sanctioned, we will book proved reserves. Capitalized costs relating to this exploration block as at June 30, 2005 were $84 million (December 31, 2004 - $77 million). We have $34 million of capitalized costs related to successful wells drilled in 2004 and 2005 in the Gulf of Mexico that we are currently assessing. We are working with our partners to prepare plans to develop the fields and ongoing assessment is continuing. We do not expect the adoption of this statement will have a material impact on our capitalized costs, our results of operations or financial position.

In June 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 16 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS JULY 13, 2005.

UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS. THE DISCUSSION AND ANALYSIS OF OUR OIL, GAS AND SYNCRUDE ACTIVITIES WITH RESPECT TO OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES IS PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WE MEASURE OUR PERFORMANCE IN THIS MANNER CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES. WHERE APPROPRIATE, WE HAVE PROVIDED INFORMATION ON A NET, AFTER-ROYALTIES BASIS IN TABULAR FORMAT.

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 72 OF OUR 2004 ANNUAL REPORT ON FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVE ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

EXECUTIVE SUMMARY OF SECOND QUARTER RESULTS

                                                                 THREE MONTHS                SIX MONTHS
                                                                 ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions)                                                2005        2004          2005         2004
-----------------------------------------------------------------------------------------------------------
Net Income                                                      200         143          237           327
Earnings per Common Share ($/share)                            0.77        0.55         0.91          1.28
Cash Flow from Operating Activities                             591         289        1,033           827

Production, before Royalties (mboe/d)                           251         240          255           249
Production, after Royalties (mboe/d)                            180         167          182           172
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)         53.45       44.41        51.47         42.18

Capital Expenditures                                            676         341        1,275           666
Net Debt (1)                                                  4,492       1,553        4,492         1,553
                                                           ------------------------------------------------

Note:
(1) Net debt is defined as long-term debt less net working capital.

Record commodity prices and solid production volumes delivered strong financial results for the second quarter. Our net income was reduced by $65 million related to stock-based compensation as our share price reached all time highs during the quarter.

We have a broad stock-based compensation program to attract and retain quality employees in a highly competitive market place. Changes in the price of our shares results in increases or decreases to our net income. During the quarter, our stock price increased 12% or $4.10/share.

Our cash flow from operating activities exceeded $1 billion for the first half of the year. This compares to $827 million in the first half of last year. The increase year on year reflects the record crude oil prices we have seen this year combined with improved production volumes.

Production before royalties for the second quarter increased 11,000 boe/d compared to the second quarter last year. This increase is attributable to new Yemen production from Block 51 combined with new North Sea production volumes from our acquisition late last year. By way of offset, we continue to see base declines in Canada, the United States and at Masila in Yemen. Compared to the first quarter of 2005, our production before royalties is down from 260,000 boe/d to 251,000 boe/d. This decrease is almost all attributable to temporary lost volumes in the North Sea following two generator failures on our Scott platform in early May which shut-in production for most of the quarter. We advanced platform maintenance work scheduled for later in the year to the second quarter to take advantage of this shut-down.

We made significant progress on our asset disposition program during the quarter. In June, we agreed to sell oil and gas properties in Canada producing approximately 18,300 boe/d for total proceeds of $946 million before closing adjustments. These sales are expected to close in the third quarter. In addition, our Board of Directors approved a monetization plan for our chemicals operations which will involve the creation of an income trust and the issuance of trust units in an initial public offering. This initial public offering is expected to take place in the third quarter and we expect to retain an interest in the operations. Proceeds from the sale of oil and gas properties and the chemicals monetization program will be used to reduce our outstanding debt and fund our future capital investment.

Our major development projects at Buzzard in the North Sea, at Long Lake and at Syncrude all progressed well in the quarter. Our legacy projects at Buzzard and Long Lake remain on time and on budget. Our significant exploration program for 2005 is proceeding as planned and, in addition to our first quarter discoveries at Wrigley and Anduin, we have made additional discoveries at Knotty Head and Big Bend in the Gulf of Mexico. During the quarter, our Board of Directors approved the commercial development of our first coal bed methane (CBM) project. Over the next 18 months, we plan to invest capital to develop Upper Mannville coals in the Fort Assiniboine area. This capital will be used to drill wells, construct production and water handling facilities and expand existing facilities in the Corbett area. We will also test the commercial potential of our lands at Doris, directly north of Corbett. We have an average non-operated working interest of 40% in the Corbett area, and a 50% operated interested in Doris.


CAPITAL INVESTMENT

Capital investment during the second quarter was focused primarily on our major development projects and on exploration drilling in the Gulf of Mexico, the North Sea and offshore West Africa. Our capital investment over the next two years is focused on bringing our major development projects on-stream. To date, we have invested over $3.5 billion in the Buzzard, Long Lake and Syncrude Stage 3 development projects. These projects will start to come on-stream in 2006 and are expected to add almost 120,000 boe/d (net to us) of new production by the end of 2007.

In addition to developing these projects, we are also targeting new opportunities through on-going exploration and the application of new technologies. Details of our capital programs are set out below.

THREE MONTHS ENDED JUNE 30, 2005

                                               NEW GROWTH       NEW GROWTH      CORE ASSET
(Cdn$ millions)                               DEVELOPMENT      EXPLORATION     DEVELOPMENT         TOTAL
---------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                       191               --              --           191
   United Kingdom                                     120               13              33           166
   Yemen                                               52                8              16            76
   United States                                       --               60              51           111
   Canada                                               2                7              24            33
   Other Countries                                      2               26               1            29
Syncrude                                               39               --              11            50
                                             ------------------------------------------------------------
                                                      406              114             136           656

Chemicals, Marketing, Corporate and Other              --               --              20            20
                                             ------------------------------------------------------------
Total Capital                                         406              114             156           676
                                             ============================================================
As a % of Total Capital                               60%              17%             23%          100%
                                             ------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2005

                                               NEW GROWTH       NEW GROWTH      CORE ASSET
(Cdn$ millions)                               DEVELOPMENT      EXPLORATION     DEVELOPMENT         TOTAL
---------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                       367               --              --           367
   United Kingdom                                     234               16              59           309
   Yemen                                               97               16              34           147
   United States                                       --              132              70           202
   Canada                                               7               27              58            92
   Other Countries                                      2               33               5            40
Syncrude                                               73               --              21            94
                                              -----------------------------------------------------------
                                                      780              224             247         1,251

Chemicals, Marketing, Corporate and Other              --               --              24            24
                                              -----------------------------------------------------------
Total Capital                                         780              224             271         1,275
                                              ===========================================================
As a % of Total Capital                               61%              18%             21%          100%
                                              -----------------------------------------------------------

NEW GROWTH DEVELOPMENT

SYNTHETIC (LONG LAKE)

Long Lake continues on schedule and on budget. To date, over 50% of the project's total costs have been committed, with approximately 35% of these incurred. Cost experience is in line with our original estimates.

We commenced above-ground mechanical construction in the second quarter. Module fabrication and assembly are in full swing at several yards in Alberta. To date, 50 of more than 700 modules have been received on site. Commercial drilling is expected to be completed during the fourth quarter of 2005, ahead of schedule. The SAGD facilities are planned to be completed in late-2006 and the upgrader in mid-2007, with our share of synthetic crude oil production ramping up to approximately 30,000 bbls/d. We have a 50% interest in the project.


UNITED KINGDOM

The Buzzard development in the North Sea is over 70% complete and remains on budget and on schedule. We have installed the platform jackets and wellhead deck, and the export pipelines will be installed later this summer. We expect to begin drilling eight initial development wells in the third quarter. Buzzard is scheduled to come onstream in late-2006, and at its peak, will add approximately 85,000 boe/d of net production and $1.4 billion in annual cash flow, assuming a US$40/bbl WTI (net to us).

Our Farragon field development remains on schedule to begin producing late this year at between 3,000 and 4,000 boe/d, net to us.

NEW GROWTH EXPLORATION

One of our core strategies in the deep-water Gulf of Mexico is to explore for Miocene-aged, subsalt prospects in the Green Canyon, Walker Ridge and Garden Banks areas. This strategy produced encouraging results during the quarter at our Knotty Head prospect. On this prospect in the Green Canyon area, we encountered hydrocarbons in a secondary objective. We are continuing to drill towards the primary objective in the lower Miocene, to a total depth of 32,500 feet. We have a 25% working interest in Knotty Head.

We have recently entered into an exploration venture agreement with ExxonMobil covering 76 blocks owned by ExxonMobil in the Green Canyon, Walker Ridge, and Garden Banks areas of the deep-water Gulf of Mexico. Under the terms of the agreement, we will reprocess 3D seismic data over the area and provide ExxonMobil with data. We will earn an interest in the ExxonMobil leases and may drill wells to earn additional interest by paying drilling costs. As part of the agreement, Nexen and ExxonMobil have also established an area of mutual interest which will provide us the opportunity to acquire interests in additional blocks through 2008.

Elsewhere in the Gulf of Mexico, the Big Bend-1 discovery well found recoverable hydrocarbons, with additional potential to be evaluated with subsequent drilling. We plan to complete the well and install production facilities, with first production in 2006. We have a 50% non-operated interest in Big Bend.

The Vrede-1 well on Atwater Canyon 267 encountered non-commercial quantities of hydrocarbons and has been temporarily abandoned. Dry hole costs of $44 million have been included in exploration expense.

Pathfinder is a deep-water, sub-salt prospect located on Green Canyon 390. A drilling rig is on location but drilling has been delayed by weather. We have a 25% non-operated interest. Castleton, on Garden Banks 668, is a potential tie-back to the Gunnison facilities where we have additional production capacity. We have a 30% non-operated interest in this well which should commence drilling in the third quarter. Ringo Shallow, a deep-water prospect on Mississippi Canyon 546, is expected to commence drilling late in the third quarter or early in the fourth quarter. We have a 50% operated interest here. We also plan to drill a western appraisal of our Anduin discovery in 2006.

In the North Sea, the Polecat-1 well on Block 20/4a and the Yeoman-1 well on Block 15/18b are drilling. The Saracen prospect on Block 21/2 was dry and abandoned. Dry hole costs of $10 million have been included in exploration expense. We plan to drill two or three additional exploration wells in the North Sea this year.

On Block 51 in Yemen, the BAK-I-2 well will commence drilling in mid-July, following-up on the results of the BAK-I-1 well which found oil in basement fractures. At BAK-J, drilling operations were suspended due to high-pressure conditions. We expect to re-enter the well and commence drilling early in the fourth quarter.

The K-2 exploration well on Block K, offshore Equatorial Guinea encountered non-commercial quantities of hydrocarbons and has been abandoned. Dry hole costs of $11 million have been included in exploration expense.

Offshore West Africa, the OPL-222 joint venture partners have finalized pre-development design studies for Usan and are moving towards the next phase of the project. Drilling activity on OPL-222 has resumed and an appraisal and exploration program is in progress.


OTHER
We are proceeding with development of the Wrigley gas field in the Gulf of Mexico. The field was discovered in the first quarter of 2005 and will be developed with a single sub-sea well, tied-back to an existing platform. We have a 50% interest in the field. First production is scheduled for mid-2006 with our share of expected production between 20 and 35 mmcf/d. In 2006, we anticipate drilling on the west side of this block to prove up additional reserves.


FINANCIAL RESULTS

CHANGE IN NET INCOME
                                                                             2005 VS 2004
                                                                      THREE MONTHS      SIX MONTHS
                                                                     ENDED JUNE 30   ENDED JUNE 30
(Cdn$ millions)
---------------------------------------------------------------------------------------------------
NET INCOME AT JUNE 30, 2004 (1)                                                143            327
                                                                     ==============================
    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, after royalties:
        Crude oil                                                               75            133
        Natural gas                                                             (3)           (14)
        Change in crude oil inventory                                           (5)            (5)
                                                                     ------------------------------
          Total Volume Variance                                                 67            114

      Realized commodity prices:
        Crude oil                                                              116            228
        Natural gas                                                              4             13
                                                                     ------------------------------
          Total Price Variance                                                 120            241

      Oil and gas operating expense:
        Conventional                                                           (28)           (47)
        Syncrude                                                                (3)           (14)
                                                                     ------------------------------
          Total Operating Expense Variance                                     (31)           (61)

      Marketing                                                                 77             97
      Chemicals                                                                  7             13
      General and administrative
        Stock-based compensation paid                                           --            (16)
        Other                                                                  (16)           (23)
      Interest expense                                                           7             18
      Current income taxes                                                     (18)           (44)
      Other                                                                     (1)            (4)
                                                                     ------------------------------
    Total Cash Variance                                                        212            335

    Non-Cash Items:
      Depreciation, depletion, amortization and impairment
        Oil and Gas                                                            (73)          (145)
        Other                                                                  (13)           (15)
      Exploration Expense                                                      (79)           (79)
      General and administrative - stock-based compensation accrual             22            (76)
      Future income taxes                                                      (14)            58
      Decrease in fair value of crude oil put options                          (10)          (183)
      Other                                                                     12             15
                                                                     ------------------------------
    Total Non-Cash Variance                                                   (155)          (425)
                                                                     ------------------------------

NET INCOME AT JUNE 30, 2005                                                    200            237
                                                                     ==============================

Note:
(1) Includes results of discontinued operations (see Note 12 to our Unaudited Consolidated Financial Statements).


Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION (BEFORE ROYALTIES) (1)

                                                     THREE MONTHS               SIX MONTHS
                                                    ENDED JUNE 30             ENDED JUNE 30
                                                  2005        2004          2005        2004
----------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                        115.0       106.1         114.6        110.1
    Canada (2)                                    34.5        37.1          34.6         36.9
    United States                                 23.0        25.8          25.7         26.3
    United Kingdom                                 9.8          --          12.3           --
    Australia (3)                                   --         2.4            --          3.4
    Other Countries                                5.9         5.2           5.9          5.0
Syncrude (4)                                      16.9        16.6          14.1         17.4
                                                ----------------------------------------------
                                                 205.1       193.2         207.2        199.1
                                                ----------------------------------------------
Natural Gas (mmcf/d)
    Canada (2)                                     141         145           142          147
    United States                                  120         134           123          150
    United Kingdom                                  15          --            22           --
                                                ----------------------------------------------
                                                   276         279           287          297
                                                ----------------------------------------------

Total (mboe/d)                                     251         240           255          249
                                                ==============================================

PRODUCTION (AFTER ROYALTIES)

                                                     THREE MONTHS               SIX MONTHS
                                                    ENDED JUNE 30             ENDED JUNE 30
                                                  2005        2004          2005        2004
----------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                         63.6        54.1          60.7         54.1
    Canada (2)                                    26.6        28.8          27.0         28.7
    United States                                 20.3        22.7          22.8         23.1
    United Kingdom                                 9.8          --          12.3           --
    Australia (3)                                   --         2.3            --          3.3
    Other Countries                                5.3         4.7           5.4          4.5
Syncrude (4)                                      16.7        16.4          14.0         17.3
                                                ----------------------------------------------
                                                 142.3       129.0         142.2        131.0
                                                ----------------------------------------------
Natural Gas (mmcf/d)
    Canada (2)                                     110         117           111          118
    United States                                  102         114           105          128
    United Kingdom                                  15          --            22           --
                                                ----------------------------------------------
                                                   227         231           238          246
                                                ----------------------------------------------

Total (mboe/d)                                     180         167           182          172
                                                ==============================================

Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Includes the following production from discontinued operations. See Note 12 to our Unaudited Consolidated Financial Statements.

                                                    THREE MONTHS               SIX MONTHS
                                                    ENDED JUNE 30             ENDED JUNE 30
      (Cdn$ millions)                             2005        2004          2005         2004
      ----------------------------------------------------------------------------------------
      Before Royalties
        Oil and Liquids (mbbls/d)                 11.6        12.7          11.3         12.2
        Natural Gas (mmcf/d)                        42          49            43           48
      After Royalties
        Oil and Liquids (mbbls/d)                  9.2         9.7           8.9          9.3
        Natural Gas (mmcf/d)                        29          34            29           33
                                                ----------------------------------------------

(3) Comprises production from discontinued operations. See Note 12 to our Unaudited Consolidated Financial Statements.
(4) Considered a mining operation for US reporting purposes.

HIGHER PRODUCTION INCREASED NET INCOME FOR THE QUARTER BY $67 MILLION

Production after royalties increased 8% from the second quarter in 2004. Our 2005 production includes volumes from our North Sea acquisition in the fourth quarter last year and additional volumes from our Block 51 project in Yemen. The following table summarizes our production volume changes quarter on quarter:

                                                           BEFORE       AFTER
(mboe/d)                                                ROYALTIES   ROYALTIES
------------------------------------------------------------------------------
Production, second quarter 2004                              240          167
    Production changes:
      Masila Block in Yemen                                  (16)          (8)
      Block 51 in Yemen                                       25           18
      Canada                                                  (3)          (3)
      United States                                           (5)          (4)
      United Kingdom                                          12           12
      Australia                                               (2)          (2)
                                                        ----------------------
Production, second quarter 2005                              251          180
                                                        ======================

Our expected future production increases from known projects will come from Syncrude in 2006, our North Sea Buzzard project in late-2006, along with bitumen production in 2006 and synthetic crude in 2007 from our Long Lake project. Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

YEMEN

Production from Masila decreased 7% from the first quarter. Strong initial production rates from development wells drilled during the quarter have helped offset the decline rate on our maturing Masila fields. We continue to strategically invest our capital and are managing our 2005 development drilling program accordingly. In 2004, we drilled 73 development wells and expect to drill 35 wells in 2005.

Block 51 production began in November 2004 at initial rates of 4,000 bbls/d. Production increased 41% from the first quarter averaging 25,000 bbls/d in the second quarter. Partial completion of the permanent processing facilities during the quarter allowed us to increase rates to 30,000 bbls/d by the end of the quarter. We expect to complete the remaining facilities in the fourth quarter.

CANADA

Production in Canada was consistent with the previous quarter but lower by 5% from the second quarter of 2004. Optimization activities and strong rates from our heavy oil properties have helped to maintain production volumes. Late in the second quarter, we reached agreements to sell properties producing approximately 18,300 boe/d in Alberta, British Columbia and Saskatchewan. These sales are expected to close early in the third quarter and production volumes will be reduced for the remainder of the year with a corresponding effect on cash flow from operating activities. Production volumes are expected to increase in 2006 with the commencement of bitumen production from Long Lake.

UNITED STATES

Gulf of Mexico production decreased 14% from the first quarter of 2005 primarily from lower production at our Aspen field. Production volumes at Aspen were reduced by seven days of maintenance downtime and by increasing water cuts. We are evaluating a number of options to increase Gulf of Mexico production, including drilling another well at Aspen. With the current tight drilling rig market in the deep-water Gulf, this activity is unlikely to occur until later in the year. Additional development wells at Gunnison are expected to be brought on-stream in the second half of the year.

Development drilling completed in the shallow-waters in late-2004 and early-2005 allowed us to maintain first quarter production rates on our shelf properties. Additional development projects on various fields are expected to be completed during the second half of the year.

UNITED KINGDOM

Second quarter North Sea production from the Scott and Telford fields was impacted by two generator failures on the Scott platform in early May, which forced the shut-in of production for the remainder of the quarter. Maintenance work originally scheduled for the third quarter was advanced and carried out during the quarter. Maintenance and repair work will be completed in mid-July. Production is expected to increase in late-2006 once the Buzzard development comes on-stream.

OTHER COUNTRIES

Australia produced its final barrel in November 2004 and abandonment and reclamation activities are complete. We sold our Ejulebe field assets, offshore Nigeria, during the quarter.

Production from our Guando field in Colombia averaged 5,500 bbls/d during the quarter. Production increased from 2004 as a result of our development drilling program.

SYNCRUDE
Syncrude production returned to normal levels and increased 48% from the first quarter. Turnarounds and repairs from the first quarter were completed early in the second quarter and minimal downtime was experienced during the quarter. The start-up of the Stage 3 expansion is expected to increase our volumes by approximately 8,000 bbls/d in 2006.

COMMODITY PRICES

                                                                        THREE MONTHS                SIX MONTHS
                                                                        ENDED JUNE 30             ENDED JUNE 30
                                                                      2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                          53.17       38.32        51.51         36.73
                                                                  ------------------------------------------------

    Differentials (1) (US$/bbl)
      Masila                                                          5.12        4.05         5.90          3.93
      Heavy Oil - LLK                                                21.15       11.62        20.24         10.74
      Mars                                                            5.74        4.89         6.45          4.77
      Dated Brent                                                     1.58          --         1.96            --

    Producing Assets (Cdn$/bbl)
      Yemen                                                          58.08       45.88        56.22         43.80
      Canada                                                         40.47       36.18        38.24         34.36
      United States                                                  54.96       46.30        52.73         42.60
      United Kingdom                                                 59.02          --        56.35            --
      Australia                                                         --       49.84           --         45.44
      Other Countries                                                53.70       44.75        50.37         41.54
      Syncrude                                                       66.93       52.46        66.22         48.83

    Corporate Average (Cdn$/bbl)                                     55.45       44.75        53.36         42.37
                                                                  ------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)                  6.95        6.16         6.71          5.94
    AECO (Cdn$/mcf)                                                   6.99        6.45         6.67          6.36
                                                                  ------------------------------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                          6.30        5.97         6.05          5.74
      United States                                                   9.01        8.47         8.66          8.00
      United Kingdom                                                  5.45          --         6.38            --

    Corporate Average (Cdn$/mcf)                                      7.39        7.17         7.20          6.88
                                                                  ------------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                53.45       44.41        51.47         42.18
                                                                  ------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                     0.8039      0.7358       0.8096        0.7472
                                                                  ------------------------------------------------

Note:
(1)  These differentials are a discount to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $120 MILLION

WTI reached record highs during the second quarter averaging US$53.17/bbl compared to US$38.32/bbl in the second quarter of 2004 (an increase of 39%). While WTI remains at all-time highs, we are not realizing the full increase in benchmark prices as a result of foreign exchange and crude oil differentials. Our corporate average realized oil price in the second quarter was $55.45/bbl compared to $44.75/bbl in the second quarter of 2004 (an increase of 24%). 9% of the increase in benchmark prices was not realized as a result of a weaker US dollar and 6% of the increase was not realized as a result of widening crude oil differentials. Our corporate differential averaged US$8.59/bbl (16% discount relative to WTI) for the quarter compared to US$5.39/bbl in the second quarter of 2004 (14% discount relative to WTI).

All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the weakening US dollar decreased net sales for the quarter by approximately $80 million ($140 million for the year to date), and reduced our realized crude oil and natural gas prices by approximately $5.10/bbl and $0.65/mcf, respectively, compared to the second quarter of 2004.

CRUDE OIL REFERENCE PRICES

With WTI averaging US$49.85/bbl during the first quarter, crude oil prices strengthened to average US$53.17/bbl in the second quarter. Concerns over long-term supply and the ability to meet growing global demand helped push WTI to new all-time highs above US$60 per barrel late in the quarter. Recent world-wide terrorist activities, the threat of hurricanes in the Gulf of Mexico and political instability in the Middle East have not only resulted in record high prices but significant volatility. The market expects this to continue as both near-term and longer-term prices have increased.

Crude oil markets continue to question whether current production profiles and existing inventories will be sufficient to meet demand, particularly for light/sweet or light/sour crudes. To date, OPEC has been unable to alleviate concerns regarding their production capacity even with recent announcements of a 500,000 barrel per day production increase. With OPEC already producing well above their 27.5 million barrel per day quota and the low end of their spare capacity estimated at only 500,000 barrels per day, the announced increase has had little impact. Even with further increases, the market doesn't expect significant softening in prices as the barrels being added are not necessarily the sweet barrels wanted or needed by refiners.

With little spare capacity, there continues to be limited room for any significant supply losses, real or anticipated, caused by unforeseen weather, labour issues, political or terrorist acts. As a result, we continue to see price volatility around world events such as the Iranian elections, Nigerian labour disputes and recent terrorist activities in London.


CRUDE OIL DIFFERENTIALS

Our Canadian heavy crude differential averaged US$28.19/bbl for the second quarter. This compares to a benchmark LLK heavy differential of US$21.15/bbl. Wide heavy differentials are being driven mostly by high absolute WTI prices. The cost of condensate (which is blended with heavy) remained high as Syncrude and Suncor supply remained constrained causing our realized Canadian heavy crude differential to remain wide. While condensate prices have remained at a premium to WTI, our realized Canadian heavy oil price increased as differentials remained constant relative to the increase in WTI. We expect higher seasonal demand heading into the summer asphalt season and recent refinery capacity improvements made during turnarounds to narrow the heavy differential throughout the summer.

In the Gulf of Mexico, the Mars differential was US$5.74/bbl. The Mars differential narrowed throughout the quarter due to increased regional demand for sour crude as US refiners completed maintenance activities. In addition, the movement of sour crude from the Middle East into Asia rather than into the US has pushed prices up in the US. We expect Mars to continue to narrow into the third quarter as Shell commences maintenance work on its Mars platform in the Gulf of Mexico in July. Any weather related concerns, including recent hurricane activity, that threaten Gulf of Mexico production are likely to narrow the differential further.

Our Yemen Masila differential averaged US$5.12/bbl during the quarter. The Masila differential has narrowed considerably from the first quarter with strong demand in south-east Asia for crude oil, particularly sweeter blends. Recently, we have seen some widening in the differential in part due to the absolute strength of WTI but also due to a softening of demand for middle eastern blends in south-east Asia.

The Brent/WTI differential has also narrowed throughout the quarter averaging US$1.58/bbl, resulting in solid pricing for our North Sea barrels. Typically, we would expect to see seasonal widening of the differential as Brent is generally used as a heating oil. However, strong demand from European refiners and a recent increase in demand from Asia has pushed Brent up relative to the North American WTI benchmark. With an expected decline in North Sea production this summer due to platform maintenance, we expect further narrowing in the months ahead.

NATURAL GAS REFERENCE PRICES

Natural gas prices weakened early in the quarter, as the North American market was well-supplied and there was little cooling demand in light of mild early summer weather. This softening reversed itself quickly in June despite high storage levels, as increases in WTI and the first summer heat wave in the east pulled natural gas prices up. NYMEX natural gas prices averaged US$6.95/mmbtu in the second quarter of 2005 compared to US$6.16/mmbtu in the same period last year.

OPERATING COSTS
                                                                             THREE MONTHS               SIX MONTHS
                                                                            ENDED JUNE 30             ENDED JUNE 30
(Cdn$/boe)                                                                2005        2004          2005         2004
----------------------------------------------------------------------------------------------------------------------
Operating Costs per boe based on our working interest production before royalties (1)
      Conventional Oil and Gas (2)                                        6.20        5.03          5.81         4.90
      Synthetic Crude Oil
        Syncrude                                                         20.76       20.01         28.42        18.65
      Total Oil and Gas (2)                                               7.18        6.06          7.06         5.86
                                                                        ----------------------------------------------

Operating Costs per boe based on our net production after royalties
      Conventional Oil and Gas (2)                                        8.87        7.42          8.34         7.33
      Synthetic Crude Oil
        Syncrude                                                         20.97       20.21         28.71        18.83
      Total Oil and Gas (2)                                               9.99        8.66          9.90         8.48
                                                                        ----------------------------------------------

Notes:
(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) Operating costs includes results of discontinued operations (see Note 12 to our Unaudited Consolidated Financial Statements).

HIGHER CONVENTIONAL OIL AND GAS AND SYNCRUDE OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY $31 MILLION

Stronger production volumes from higher-cost operating areas increased total and per unit operating costs. Operating costs increased in the quarter over 2004 from new higher-cost production from the North Sea. North Sea unit costs increased 72% from the first quarter as lower volumes and costs related to the generator failures and accelerated platform maintenance activity increased our North Sea average to $21.69/boe. These North Sea barrels increased our corporate average by $1.24/boe.

Higher operating costs in Yemen reflect the use of temporary production facilities on Block 51 and an additional service rig used on the Masila field to minimize production declines. Yemen operating costs increased our corporate average by $0.68/boe for the quarter as compared to 2004.

Increased maintenance and workovers in the shallow waters and fewer barrels from operations with fixed costs in the Gulf of Mexico increased our corporate unit average by $0.27/boe. However, this increase in our corporate average was offset as there were fewer higher-cost barrels from the shelf in the Gulf and Canada in our total corporate production.

Our Australian operations ceased producing in November 2004 and the exclusion of these high-cost, late-life barrels reduced our corporate average by $0.70/boe for the quarter. Many of the costs in Australia were fixed and the low volumes resulted in high operating costs per barrel. In addition, small sales volumes of high-cost, late-life Ejulebe, Nigeria crude oil increased our corporate average by $0.10/boe in the quarter.

US-dollar denominated operating costs were lower when translated to Canadian dollars as a result of the weak US dollar. Our corporate average was reduced by $0.25/boe as a result of the weaker US dollar.

Syncrude operating costs were up marginally from the second quarter in 2004. Turnaround and repair costs carried over from the first quarter as well as pressure on labour costs in the Athabasca oil sands region increased our corporate average operating costs by $0.05/boe in the quarter compared to 2004.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                                 THREE MONTHS               SIX MONTHS
                                                                ENDED JUNE 30             ENDED JUNE 30
(Cdn$/boe)                                                    2005        2004          2005         2004
----------------------------------------------------------------------------------------------------------
DD&A per boe based on our working interest production
    before royalties (1)
      Conventional Oil and Gas (2)                           10.76        7.65         10.58         7.48
      Synthetic Crude Oil
        Syncrude                                              3.29        2.81          3.40         2.73
      Average Oil and Gas (2)                                10.26        7.32         10.18         7.15
                                                            ----------------------------------------------

DD&A per boe based on our net production after royalties
      Conventional Oil and Gas (2)                           15.41       11.28         15.19        11.19
      Synthetic Crude Oil
        Syncrude                                              3.32        2.84          3.43         2.76
      Average Oil and Gas (2)                                14.28       10.46         14.28        10.35
                                                            ----------------------------------------------

Notes:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) DD&A includes results of discontinued operations (see Note 12 to our Unaudited Consolidated Financial Statements).

HIGHER OIL AND GAS DD&A REDUCED NET INCOME FOR THE QUARTER BY $73 MILLION

Strong production volumes, new production from our North Sea assets and additional capital cost recovery from Block 51 in Yemen increased our second quarter oil and gas DD&A as compared to the second quarter of 2004. The North Sea fields purchased in late-2004 include an allocation of the acquisition cost of our interests in the Scott and Telford fields. North Sea depletion increased our overall corporate average rate by $1.55/boe for the quarter.

Production from Block 51 in Yemen increased corporate unit depletion by $1.75/boe in the quarter from 2004 as a result of carried interest accounting with respect to the recovery of Block 51 capital costs. Strong production and higher realized oil prices have allowed faster recovery of capital costs we paid on behalf of the government. In the US, lower production and reserve revisions in late-2004 increased the overall corporate unit average by $0.30/boe.

By way of offset, we benefited from a strong Canadian dollar as the depletion of our US and international assets are denominated in US dollars. This lowered our depletion rate by $0.45/boe. We ceased depleting our Canadian conventional oil and gas properties that were held for sale at quarter-end. This lowered our corporate unit average by $0.20/boe.

EXPLORATION EXPENSE

                                                                THREE MONTHS                SIX MONTHS
                                                                ENDED JUNE 30             ENDED JUNE 30
                                                              2005        2004          2005         2004
----------------------------------------------------------------------------------------------------------
Seismic                                                         15           7           20            25
Unsuccessful Exploration Drilling                               76          --           84            --
Other                                                           14          19           29            29
                                                            ----------------------------------------------
Total Exploration Expense (1)                                  105          26          133            54
                                                            ==============================================

New Growth Exploration                                         114          39          224            66
Geological and Geophysical Costs                                15           7           20            25
                                                            ----------------------------------------------
Total Exploration Expenditures                                 129          46          244            91
                                                            ==============================================

Exploration Expense as a % of Exploration Expenditures          81%         57%          55%           59%
                                                            ----------------------------------------------

Note:
(1) Exploration expense includes results of discontinued operations (see Note 12 to our Unaudited Consolidated Financial Statements).

HIGHER EXPLORATION EXPENSE DECREASED QUARTERLY NET INCOME BY $79 MILLION

Exploration expense during the quarter included costs relating to our unsuccessful exploratory wells at Saracen in the North Sea, the K-2 well on Block K, offshore Equatorial Guinea and the Vrede well in the Gulf of Mexico.

Exploration capital spending during the second quarter included the costs of the unsuccessful wells in the North Sea, offshore Equatorial Guinea and the Gulf of Mexico. Exploration activity in the Gulf of Mexico continued from the first quarter with ongoing drilling of our Vrede and Knotty Head deep-water, sub-salt prospects and the Big Bend deep-shelf gas prospect. Vrede set a new drilling record for the Gulf of Mexico, reaching a total depth of 32,600 feet, but encountered non-commercial quantities of hydrocarbons and has been temporarily abandoned. The Polecat prospect and the Yeoman well in the North Sea are currently drilling. We expect results in the third quarter from these wells. Additional exploration drilling is planned for the second half of the year with three to five additional wells planned in the Gulf of Mexico, two to three wells in the North Sea and additional exploratory drilling on Block 51.

OIL AND GAS MARKETING
                                                                    THREE MONTHS                SIX MONTHS
                                                                    ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions)                                                   2005        2004          2005         2004
--------------------------------------------------------------------------------------------------------------
    Marketing Revenue, net                                         223         112          452           259
    Transportation                                                (151)       (116)        (328)         (232)
    Other                                                           --          (1)          (2)           (2)
                                                                ----------------------------------------------
Net Revenue                                                         72          (5)         122            25
                                                                ==============================================

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                             476         471            478         443
    Natural Gas (mmcf/d)                                         4,563       4,470          4,793       4,589

Value-at-Risk
    Quarter-end                                                     20          35             20          35
    High                                                            28          36             30          36
    Low                                                             17          22             17          17
    Average                                                         24          29             24          25
                                                                ----------------------------------------------

HIGHER CONTRIBUTION FROM MARKETING INCREASED QUARTERLY NET INCOME BY $77 MILLION

Our gas marketing group continued to generate trading gains by taking advantage of our transportation and storage capacity and from significant market volatility. Our transportation capacity allowed us to take advantage of warm weather conditions in the east as we were able to move gas to capture market price differences. Gas market volatility in the quarter created opportunities for trading profits from location and time spread differences.

We have taken advantage of the volatility in the crude oil markets in the second quarter by effectively timing our purchases and sales. We have been able to capitalize on narrowing heavy differentials with the sale of our heavy inventories this quarter and we have benefited from quality spread and locational price differences.

COMPOSITION OF NET MARKETING REVENUE
                                                                  THREE MONTHS                SIX MONTHS
                                                                  ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions)                                                 2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------
Trading Activities                                                65          (6)         109            19
Non-Trading Activities                                             7           1           13             6
                                                                --------------------------------------------
                                                                  72          (5)         122            25
                                                                ============================================

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

FAIR VALUE OF DERIVATIVE CONTRACTS

At June 30, 2005, the fair value of our derivative contracts not designated as accounting hedges totalled $111 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                MATURITY
----------------------------------------------------------------------------------------------------------------
                                                    LESS THAN                                MORE THAN
                                                       1 YEAR     1-3 YEARS     4-5 YEARS      5 YEARS    TOTAL
                                                    ------------------------------------------------------------
Prices
    Actively Quoted Markets                                (1)           (8)           --        --          (9)
    From Other External Sources                            53            38            26         3         120
    Based on Models and Other Valuation Methods            --            --            --        --          --
                                                    -------------------------------------------------------------
Total                                                      52            30            26         3         111
                                                    =============================================================

At June 30, 2005, we had $4 million of unrecognized losses on our derivative contracts designated as accounting hedges of the future sale of our gas inventory. These losses will be recognized in income when the inventory is sold. These contracts were valued from actively quoted markets and settle within 12 months.

We do not use option valuation methods to record income on transportation and storage contracts.

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS
                                                                     CONTRACTS
                                                                OUTSTANDING AT       CONTRACTS
                                                                  BEGINNING OF    ENTERED INTO
(Cdn$ millions)                                                         PERIOD   DURING PERIOD       TOTAL
-----------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2004                                             93              --          93
    Change in Fair Value of Contracts                                       29              45          74
    Net Losses (Gains) on Contracts Closed                                 (23)            (33)        (56)
    Changes in Valuation Techniques and Assumptions (1)                     --              --          --
                                                                -------------------------------------------
Fair Value at June 30, 2005                                                 99              12         111
                                                                ===============================
Unrecognized Losses on Hedges of Future Sale of Gas Inventory
    at June 30, 2005                                                                                    (4)
                                                                                                -----------
Total Outstanding at June 30, 2005                                                                     107
                                                                                                ===========

Note:
(1) Our valuation methodology has been applied consistently in each period.

TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS
                                                                                   JUNE 30    DECEMBER 31
(Cdn$ millions)                                                                       2005           2004
----------------------------------------------------------------------------------------------------------
Current Assets                                                                         154           177
Non Current Assets                                                                     129            91
                                                                                --------------------------
   Total Derivative Contract Assets                                                    283           268
                                                                                ==========================

Current Liabilities                                                                    102           129
Non Current Liabilities                                                                 70            46
                                                                                --------------------------
   Total Derivative Contract Liabilities                                               172           175
                                                                                ==========================

Total Derivative Contract Net Assets (1)                                               111            93
                                                                                ==========================

Note:
(1) Does not include effective hedges. We recognize gains and losses on effective hedges in the same period as the hedged item.

NON-DERIVATIVE CONTRACTS

We enter into fee for service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facility. We earned $7 million from these activities in the second quarter (2004
- $1 million) and $13 million year to date (2004 - $6 million).

In 2003 and 2004, we increased our transportation capacity and were paid to assume future obligations associated with this capacity. We have $42 million of deferred revenue on our balance sheet to recognize the liability associated with these obligations. We are amortizing this deferred revenue to earnings as the capacity is used.

CHEMICALS

STRONG QUARTERLY CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $7 MILLION

Increasing sales volumes and prices continue to generate strong results for our chemicals business. North American chlor-alkali sales volumes and prices have improved since the first quarter. Sodium chlorate volumes have increased compared to 2004 as a result of strong demand and higher production capacity from our Brandon plant expansion completed in October 2004. The weaker US dollar, however, has put pressure on our US-dollar denominated sales, reducing net sales by $7 million in the quarter compared to 2004. Sales and operations at our Brazil plant are strong as a result of continued strong demand from Aracruz Celulose, our primary customer in Brazil.

Operating costs are lower compared to 2004 as we have taken advantage of our expanded lower-cost Brandon operations. Depreciation, depletion, amortization and impairment for chemicals includes a charge of $12 million relating to our Amherstburg, Ontario chemicals plant which we plan to close in the third quarter.

In June 2005, our board of directors approved a plan to monetize our chemicals operations through the creation of an income trust and the issuance of trust units in an initial public offering. This initial public offering is expected to take place in the third quarter and we expect to retain an interest in the operations.


CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)
                                                                         THREE MONTHS               SIX MONTHS
                                                                        ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions)                                                       2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock Based Compensation      59          43          115            92
Stock Based Compensation (1)                                            65          87          190            98
                                                                    ----------------------------------------------
Total General and Administrative Expense                               124         130          305           190
                                                                    ==============================================

Note:
(1) Includes tandem option plan, stock options for our US-based employees and stock appreciation rights.

LOWER COSTS INCREASED QUARTERLY INCOME BY $6 MILLION

In 2001, we introduced a stock appreciation rights plan for our employees and in 2004 we modified our stock option plan to a tandem option plan. The tandem option plan gives option holders the right to either purchase common shares at the exercise price or to receive cash payments equal to the excess of the market value of the common shares over the exercise price. The obligations resulting from these plans are revalued each quarter based on our current share price and the resulting change is included as stock based compensation expense in our G&A expense. On adopting the tandem option plan in the second quarter of 2004, a one-time increase to our G&A expense of $82 million was recorded. During the first half of 2005, our share price increased 53% or $12.85/per share (post-split). As a result, a charge of $190 million for our tandem option and stock appreciation rights plans has been recognized in our 2005 year to date results. Stock price volatility will continue to impact our G&A expense as our share price changes each quarter.

Our other G&A costs have increased from 2004 as a result of increases in employee compensation and increased regulatory compliance and corporate governance requirements resulting from Sarbanes-Oxley initiatives.

INTEREST AND FINANCING COSTS
                                                                        THREE MONTHS                 SIX MONTHS
                                                                        ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions)                                                       2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------
Interest                                                                74          47          141            99
    Less: Capitalized Interest                                         (43)         (9)         (76)          (16)
                                                                    ----------------------------------------------
Net Interest Expense                                                    31          38           65            83
                                                                    ==============================================

LOWER NET INTEREST EXPENSE INCREASED QUARTERLY NET INCOME BY $7 MILLION

Our financing costs increased compared to 2004 as a result of our 2004 North Sea acquisition. In late 2004, we drew US$1.5 billion on an acquisition credit facility to partially finance this acquisition. A portion of these borrowings were repaid during the first quarter with proceeds from the March 2005 issue of US$1.04 billion of senior public debt. The higher outstanding debt increased interest expense by $32 million during the quarter and $50 million year to date. However, the stronger Canadian dollar lowered our US-dollar denominated interest by $5 million during the quarter and $8 million year to date.

We are capitalizing interest on our major development projects in the North Sea, Syncrude, Long Lake and Block 51 in Yemen. Capitalized interest increased primarily from the North Sea Buzzard project and additional spending at Long Lake. We expect that capitalized interest will continue to increase as we spend additional capital on these projects prior to their completion in 2006 and 2007.

INCOME TAXES
                                                               THREE MONTHS                SIX MONTHS
                                                               ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions)                                              2005        2004          2005         2004
---------------------------------------------------------------------------------------------------------
Current                                                        81          63          160           116
Future                                                         17           3          (43)           15
                                                           ----------------------------------------------
Total Provision for Income Taxes                               98          66          117           131
                                                           ==============================================

Disclosed as:
Provision for Income Taxes - Continuing Operations             83          54           90           110
Provision for Income Taxes - Discontinuing Operations (1)      15          12           27            21
                                                           ----------------------------------------------
Total Provision for Income Taxes                               98          66          117           131
                                                           ==============================================

Effective Tax Rate                                             33%         32%          33%           29%
                                                           ----------------------------------------------

Note:
(1) See Note 12 to our Unaudited Consolidated Financial Statements.

EFFECTIVE TAX RATE FOR THE QUARTER INCREASES FROM 32% TO 33%

In the first quarter of 2004, a 1% corporate income tax rate reduction in Alberta resulted in a $15 million recovery of future income taxes.

Current income taxes include cash taxes in Yemen of $70 million (2004 - $57 million) for the quarter and $129 million (2004 - $103 million) year to date. Our current income tax provision also includes cash taxes in Colombia, federal and state taxes in the US and capital taxes in Canada.

OTHER
                                                               THREE MONTHS                SIX MONTHS
                                                               ENDED JUNE 30             ENDED JUNE 30
(Cdn$ millions)                                              2005        2004          2005         2004
---------------------------------------------------------------------------------------------------------
Decrease in Fair Value of Crude Oil Put Options               (10)         --         (183)           --
                                                           ----------------------------------------------

Following our North Sea acquisition late last year, we purchased put options on 60,000 bbls/d of oil production for 2005 and 2006, for $144 million, to ensure base cash flow over the next two years as we invest in major development projects. These options create an average floor price for this production of US$43.17/bbl in 2005 and US$38.17/bbl in 2006. Accounting rules require that these options be recorded at fair value throughout their term. As a result, changes in forward crude oil prices cause gains or losses to be recorded on these options each quarter. While a gain of $56 million was recorded in the fourth quarter of 2004, a significant increase in forward crude oil prices during the first half of 2005 resulted in an expense of $183 million. The carrying value of these options at the end of the quarter was $17 million.

LIQUIDITY

CAPITAL STRUCTURE

                                                         JUNE 30    DECEMBER 31
(Cdn$ millions)                                             2005           2004
--------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                 979          1,993
   Public Senior Notes                                     3,114          1,813
                                                   -----------------------------
     Senior Debt                                           4,093          3,806
   Subordinated Debt                                         564            553
                                                   -----------------------------
     Total Debt                                            4,657          4,359
   Less: Cash and Cash Equivalents                          (102)           (73)
   Less: Non-Cash Working Capital (2)                        (63)           (67)
                                                   -----------------------------
TOTAL NET DEBT                                             4,492          4,219
                                                   =============================

SHAREHOLDERS' EQUITY (3)                                   3,159          2,867
                                                   =============================

Notes:
(1) Includes all of our debt and is calculated as long-term debt less net working capital.
(2)  Excludes short-term borrowings.
(3) At June 30, 2005, there were 260,316,860 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

During the first quarter we issued US$1.04 billion of senior notes with US$250 million maturing in 10 years and US$790 million maturing in 30 years. This new debt has increased the average term to maturity of our debt to 22 years. Proceeds from the debt issue were used to repay a portion of the acquisition credit facility relating to our North Sea acquisition. Shareholders' equity continues to grow with our solid financial results. During the second quarter, we agreed to sell certain Canadian conventional oil and gas properties for proceeds totaling $946 million before closing adjustments. These sales are expected to close early in the third quarter and the proceeds will be used to repay bank debt, including the acquisition credit facility. We expect to raise additional funds by monetizing our chemicals business later this year and proceeds will be applied to further reduce our total net debt and fund future capital investment. During the second quarter we filed a shelf prospectus in the US and Canada allowing us to potentially raise US$1.5 billion of debt or equity.

CHANGE IN WORKING CAPITAL

                                                  JUNE 30     DECEMBER 31       INCREASE/
(Cdn$ millions)                                      2005            2004      (DECREASE)
------------------------------------------------------------------------------------------
Cash and Cash Equivalents                             102              73             29
Accounts Receivable                                 2,270           2,100            170
Inventories and Supplies                              564             351            213
Accounts Payable and Accrued Liabilities           (2,756)         (2,377)          (379)
Other                                                 (15)             (7)            (8)
                                                ------------------------------------------
Net Working Capital                                   165             140             25
                                                ==========================================

The increase in receivables reflects an increase in our marketing receivables and in our oil and gas receivables. The increase in marketing receivables was attributable to higher commodity prices partially offset by reduced transaction volumes. The increase in oil and gas receivables reflects stronger commodity prices. Inventories and supplies increased primarily from higher gas storage positions in our marketing group and higher commodity prices. Our payables have increased since year end from the increased accrued liability with respect to our stock based compensation programs and higher capital accruals on our major development projects.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

                                                                     SIX MONTHS
(Cdn$ millions)                                                   ENDED JUNE 30
--------------------------------------------------------------------------------
Capital Expenditures                                                      1,275
Cash Flow from Operating Activities                                      (1,033)
                                                                 ---------------
Excess of Capital Expenditures over Cash Flow                               242

Dividends on Common Shares                                                   26
Issue of Common Shares                                                      (40)
Foreign Exchange on US-dollar Denominated Debt and Cash                      64
Other                                                                       (19)
                                                                 ---------------
Increase in Net Debt                                                        273
                                                                 ===============

OUTLOOK FOR REMAINDER OF 2005

We expect our 2005 full year production to average between 235,000 and 245,000 boe/d before royalties after the completion of our Canadian oil and gas property sales. We expect to generate approximately $2.2 billion in cash flow (before asset sales, remediation and geological and geophysical expenditures) in 2005, assuming the following for the remainder of the year:


-----------------------------------------------------------------------------
WTI (US$/bbl)                                                          50.00
NYMEX natural gas (US$/mmbtu)                                           6.50
US to Canadian dollar exchange rate                                     0.80
                                                                    ---------

Our planned 2005 capital investment program has been increased by approximately $150 million to over $2.7 billion. Our 2005 capital program is largely targeted towards our major development projects in the North Sea, Long Lake, Block 51 in Yemen and Syncrude. The increased capital is to fund the commercial development of our coal bed methane project in Alberta, additional development wells at Masila in Yemen and an additional development well at Aspen in the Gulf of Mexico.

Our future liquidity is primarily dependent on cash flows generated from our operations, our capital requirements and the flexibility of our capital structure. We are in the midst of developing a number of major projects and our capital requirement over the next three years is significant. During the first quarter, we were able to extend the average term to maturity of our debt by issuing longer-term debt to repay a portion of the acquisition credit facility relating to our North Sea acquisition. We also have available undrawn committed credit facilities which provide us with liquidity to meet future funding requirements. In the first and second quarters, we declared common share dividends of $0.05 per share each quarter.


CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have described these obligations and commitments in our MD&A in our 2004 Annual Report on Form 10-K. During the six months ended June 30, 2005, we entered into additional capital commitments totaling $416 million related to our major development projects. We expect to incur approximately $361 million of these commitments in the next twelve months and approximately $55 million in one to three years.


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

These new standards are effective for fiscal years beginning on or after October 1, 2006 and early adoption is permitted. Adoption of these standards as at June 30, 2005 would have the following impact on our Unaudited Consolidated Financial
Statements:

(Cdn$ millions)                                             Increase/(Decrease)
--------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities                                     4
Shareholders' Equity                                                        (4)
                                                            --------------------

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

In April 2005, the FASB issued staff position 19-1 (FSP 19-1) on accounting for suspended well costs. FSP 19-1 amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, for companies using the successful efforts method of accounting. FSP 19-1 provides that exploratory well costs should continue to be capitalized beyond twelve months when a well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the well. FSP 19-1 also requires certain disclosures with respect to capitalized exploratory well costs. FSP 19-1 is effective for the first reporting period beginning after April 4, 2005 and is to be applied prospectively to existing and newly capitalized exploratory well costs.

As at June 30, 2005, we have exploratory costs that have been capitalized for more than one year relating to our interest in the exploratory block OPL-222, offshore Nigeria and our interest in an exploratory block in the Gulf of Mexico. Exploratory costs offshore Nigeria were first capitalized in 1998 and we have subsequently drilled a further seven successful wells on the block. The joint venture partners have finalized pre-development design studies and are moving towards the next phase of the project. Drilling activity on OPL-222 has resumed and an appraisal and exploration program is currently in progress. Once final regulatory approvals have been received and the project has been sanctioned, we will book proved reserves. Capitalized costs relating to this exploration block as at June 30, 2005 were $84 million (December 31, 2004 - $77 million). We have $34 million of capitalized costs related to successful wells drilled in 2004 and 2005 in the Gulf of Mexico that we are currently assessing. We are working with our partners to prepare plans to develop the fields and ongoing assessment is continuing. We do not expect the adoption of this statement will have a material impact on our capitalized costs, our results of operations or financial position.

In June 2005, the FASB issued Statement 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.


EQUITY SECURITY REPURCHASES
During the quarter, we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS

                                                                            THREE MONTHS ENDED
                                                            2003                     2004                  2005
                                                    ----------------- ----------------------------- ---------------
(Cdn$ millions)                                        SEPT     DEC      MAR     JUN     SEP    DEC     MAR     JUN
--------------------------------------------------------------------- ----------------------------- ---------------
Net Sales from Continuing Operations                    647     611       664    697     777     805    856     909

Net Income (Loss) from Continuing Operations            155     (83)(1)   167    117     199     220     19     170
Net Income (Loss) from Discontinued Operations           16      (3)       17     26      21      26     18      30
                                                    ---------------------------------------------------------------
Net Income (Loss)                                       171     (86)      184    143     220     246     37     200
                                                    ===============================================================

Earnings per Common Share from
     Continuing Operations ($/share)
   Basic                                               0.64   (0.35)     0.65   0.45    0.77    0.84   0.07    0.65
   Diluted                                             0.63   (0.34)     0.64   0.44    0.76    0.83   0.07    0.64

Earnings per Common Share ($/share)
   Basic                                               0.69   (0.35)     0.72   0.55    0.85    0.95   0.14    0.77
   Diluted                                             0.68   (0.34)     0.71   0.54    0.84    0.94   0.14    0.76
                                                    ---------------------------------------------------------------

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





-------------------------
(1) Within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended.

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


CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. During 2005, we continued to improve and enhance our financial reporting systems by continuing to implement our existing Systems, Applications and Products in Data Processing (SAP) systems into our chemicals operations. The conversion of data and the implementation and operation of SAP has been continually monitored and reviewed. In addition, effective April 27th(,) 2005, Thomas C. O'Neill has been appointed as Chair of the Audit and Conduct Review Committee. We have evaluated these changes and confirm that there has not been any change in the Company's internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

                                     PART II


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual General and Special Meeting of Shareholders was held on April 27, 2005. The following actions were taken at the Meeting, for which proxies were solicited pursuant to Section 85 of the Securities Act (Ontario).

(a) Each of the eleven director nominees proposed by management were elected by a show of hands. Proxies were received as follows:

     DIRECTOR                                                 FOR      WITHHELD
     ---------------------------------------------------------------------------
     Charles W. Fischer                                96,994,438     1,460,498
     Dennis G. Flanagan                                97,836,260       618,676
     David A. Hentschel                                95,092,220     3,362,716
     S. Barry Jackson                                  97,501,746       953,190
     Kevin J. Jenkins                                  97,833,626       621,310
     Eric P. Newell, O.C.                              97,596,314       858,622
     Thomas C. O'Neill                                 97,833,199       621,737
     Francis M. Saville, Q.C.                          97,240,297     1,214,639
     Richard M. Thomson, O.C.                          97,830,997       623,939
     John M. Willson                                   97,830,372       624,564
     Victor J. Zaleschuk                               95,469,918     2,985,018

(b) The appointment of Deloitte & Touche LLP, Chartered Accountants, to serve as the independent auditor for 2005 was approved by a show of hands. Proxies of 98,155,209 (99.70%) for and 291,449 (0.03%) withheld were received.

(c) The continuation and amendment and restatement of the Shareholder Rights Plan was approved by a vote, conducted by ballot, of 89,253,737 (92.70%) for and 7,067,906 (7.30%) against.

(d) The special resolution to amend the Articles of the Corporation to effect a two-for-one division of the common shares was approved by a show of hands. Proxies of 98,405,603 (99.96%) for and 41,264 (0.04%) against were received.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

3.12 Restated Certificate and Articles of Incorporation of the Registrant dated May 20, 2005.

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


(b)  REPORTS ON FORM 8-K

During the quarter ended June 30, 2005, we filed or furnished the following reports on Form 8-K:

o Current report on Form 8-K dated April 27, 2005, to furnish our press release announcing our 2005 first quarter results.

o Current report on Form 8-K dated April 28, 2005, to file our Certificate and Articles of Amendment.

o Current report on Form 8-K dated May 12, 2005, to furnish the pro forma financial information for the year ended December 31, 2004, giving effect to the acquisition of EnCana (U.K.) Limited.

Up until the filing of this Form 10-Q, during the quarter beginning July 1, 2005, we filed or furnished the following reports on Form 8-K:

o Current report on Form 8-K dated July 14, 2005, to furnish our press release announcing our 2005 second quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2005.


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