Form 10-Q
period 2005-09-30
NEXEN INC
filed 2005-10-17
CIK 16873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from.............to..........

                          COMMISSION FILE NUMBER 1-6702

                               [GRAPHIC OMITTED]
                                  [NEXEN LOGO]


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

                 Yes    [X]                 No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes    [X]                 No  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                 Yes    [_]                 No  [X]

On September 30, 2005, there were 260,879,092 common shares issued and outstanding.

================================================================================

                                   NEXEN INC.

                                      INDEX

PART I FINANCIAL INFORMATION                                                PAGE

   Item 1.      Unaudited Consolidated Financial Statements .................. 3

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................30

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk....50

   Item 4.      Controls and Procedures.......................................50

PART II         OTHER INFORMATION

   Item 6.      Exhibits......................................................51


This report should be read in conjunction with our 2004 Annual Report on Form 10-K.

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

On September 30, 2005, the noon-day exchange rate for Cdn$1.00 was US$0.8613 as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


Unaudited Consolidated Statement of Income
for the Three and Nine Months Ended September 30, 2005 and 2004...............4

Unaudited Consolidated Balance Sheet
as at September 30, 2005 and December 31, 2004................................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Nine Months Ended September 30, 2005 and 2004...............6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three and Nine Months Ended September 30, 2005 and 2004...............7

Notes to Unaudited Consolidated Financial Statements..........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions, except per share amounts

                                                                          THREE MONTHS                NINE MONTHS
                                                                        ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                                        2005          2004          2005         2004
----------------------------------------------------------------------------------------------------------------------
                                                                                                         Restated for
                                                                                                           Changes in
                                                                                                           Accounting
                                                                                                           Principles
                                                                                                               Note 1
REVENUES
    Net Sales                                                          1,094          778          2,859        2,139
    Marketing and Other (Note 14)                                         24          147            343          439
    Gain on Dilution of Interest in Chemicals Business (Note 2)          193            -            193            -
                                                                     -------------------------------------------------
                                                                       1,311          925          3,395        2,578
                                                                     -------------------------------------------------
EXPENSES
    Operating                                                            221          195            650          534
    Depreciation, Depletion, Amortization and Impairment                 256          164            748          480
    Transportation and Other                                             201          122            583          400
    General and Administrative                                           342           57            647          247
    Exploration                                                           32           54            164          107
    Interest (Note 7)                                                     19           35             84          118
                                                                     -------------------------------------------------
                                                                       1,071          627          2,876        1,886
                                                                     -------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    240          298            519          692
                                                                     -------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                               95           73            255          189
    Future                                                               (71)          25           (141)          19
                                                                     -------------------------------------------------
                                                                          24           98            114          208
                                                                     -------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS
   BEFORE NON-CONTROLLING INTERESTS                                      216          200            405          484

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS                       5            -              5            -
                                                                     -------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                                    211          200            400          484
    Net Income from Discontinued Operations (Note 15)                    404           20            452           63
                                                                     -------------------------------------------------

NET INCOME                                                               615          220            852          547
                                                                     =================================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 12)                                                     0.81          0.77          1.54         1.88
                                                                     =================================================

    Diluted (Note 12)                                                   0.79          0.76          1.51         1.86
                                                                     =================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 12)                                                     2.36          0.85          3.28         2.13
                                                                     =================================================

    Diluted (Note 12)                                                   2.30          0.84          3.21         2.10
                                                                     =================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                                SEPTEMBER 30      DECEMBER 31
                                                                                        2005             2004
--------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                          200              73
      Margin Deposits (Note 10)                                                          202               -
      Accounts Receivable (Note 3)                                                     2,828           2,100
      Inventories and Supplies (Note 4)                                                  514             351
      Assets of Discontinued Operations (Note 15)                                          -              38
      Other                                                                               56              41
                                                                                ------------------------------
         Total Current Assets                                                          3,800           2,603
                                                                                ------------------------------

    PROPERTY, PLANT AND EQUIPMENT (Note 6)
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $5,158 (December 31, 2004-- $4,922)                             9,068           8,200
    GOODWILL                                                                             366             375
    FUTURE INCOME TAX ASSETS                                                             395             333
    DEFERRED CHARGES AND OTHER ASSETS (Note 5)                                           366             429
    ASSETS OF DISCONTINUED OPERATIONS (Note 15)                                            -             443
                                                                                ------------------------------

                                                                                      13,995          12,383
                                                                                ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 7)                                                       -             100
      Accounts Payable and Accrued Liabilities                                         3,663           2,377
      Accrued Interest Payable                                                            39              34
      Dividends Payable                                                                   13              13
      Liabilities of Discontinued Operations (Note 15)                                     -              39
                                                                                ------------------------------
         Total Current Liabilities                                                     3,715           2,563
                                                                                ------------------------------

    LONG-TERM DEBT (Note 7)                                                            3,670           4,259
    FUTURE INCOME TAX LIABILITIES                                                      1,903           2,023
    ASSET RETIREMENT OBLIGATIONS (Note 8)                                                437             399
    DEFERRED CREDITS AND OTHER LIABILITIES (Note 9)                                      494             142
    LIABILITIES OF DISCONTINUED OPERATIONS (Note 15)                                       -             130
    NON-CONTROLLING INTERESTS (Note 2)                                                    91               -
    SHAREHOLDERS' EQUITY (Note 11)
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2005-- 260,879,092 shares
                           2004-- 258,399,166 shares                                     719             637
      Contributed Surplus                                                                  1               -
      Retained Earnings                                                                3,148           2,335
      Cumulative Foreign Currency Translation Adjustment                                (183)           (105)
                                                                                ------------------------------
         Total Shareholders' Equity                                                    3,685           2,867
                                                                                ------------------------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 16)
                                                                                      13,995          12,383
                                                                                ==============================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                               THREE MONTHS                NINE MONTHS
                                                                            ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                                             2005         2004           2005         2004
---------------------------------------------------------------------------------------------------------------------------
                                                                                  Restated for                Restated for
                                                                                    Changes in                  Changes in
                                                                                    Accounting                  Accounting
                                                                                    Principles                  Principles
                                                                                        Note 1                      Note 1
OPERATING ACTIVITIES
    Net Income from Continuing Operations                                     211          200           400           484
    Net Income from Discontinued Operations                                   404           20           452            63
    Charges and Credits to Income not Involving Cash (Note 13)               (142)         234           666           696
    Exploration Expense                                                        32           54           164           107
    Changes in Non-Cash Working Capital (Note 13)                             216          (55)          120           (99)
    Other                                                                     (79)         (50)         (127)          (21)
                                                                           ------------------------------------------------
                                                                              642          403         1,675         1,230

FINANCING ACTIVITIES
    Repayment of Term Credit Facilities, Net                                 (329)           -           (67)            -
    Proceeds from Long-Term Debt (Note 7)                                       -            -         1,253             -
    Repayment of Long-Term Debt (Note 7)                                     (577)           -        (1,818)         (300)
    Repayment of Short-Term Borrowings, Net                                   (48)           -           (99)            -
    Redemption of Preferred Securities                                          -            -             -          (289)
    Dividends on Common Shares                                                (13)         (13)          (39)          (39)
    Issue of Common Shares                                                     11            7            51           116
    Net Proceeds from Canexus Initial Public Offering (Note 2)                301            -           301             -
    Proceeds from Term Credit Facilities of Canexus, Net (Notes 2 and 7)      173            -           173             -
    Other                                                                     (19)           -           (35)            -
                                                                           ------------------------------------------------
                                                                             (501)          (6)         (280)         (512)

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                            (624)        (347)       (1,869)         (977)
      Proved Property Acquisitions                                            (15)           -           (21)            -
      Chemicals, Corporate and Other                                           (9)         (33)          (33)          (69)
    Proceeds on Disposition of Assets                                         904            6           911            10
    Changes in Non-Cash Working Capital (Note 13)                             (81)          45           (54)          107
    Changes in Margin Deposits (Note 10)                                     (210)           -          (210)            -
    Other                                                                       -           (6)            7           (20)
                                                                           ------------------------------------------------
                                                                              (35)        (335)       (1,269)         (949)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (8)         (35)            1            10
                                                                           ------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               98           27           127          (221)

CASH AND CASH EQUIVALENTS-- BEGINNING OF PERIOD                               102          839            73         1,087
                                                                           ------------------------------------------------

CASH AND CASH EQUIVALENTS-- END OF PERIOD                                     200          866           200           866
                                                                           ================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                                      THREE MONTHS               NINE MONTHS
                                                                                   ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                                   2005          2004         2005         2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Restated for
                                                                                                                     Changes in
                                                                                                                     Accounting
                                                                                                                     Principles
                                                                                                                         Note 1
COMMON SHARES
    Balance at Beginning of Period                                                  694           622          637          513
    Issue of Common Shares                                                           11             7           51          116
    Previously Recognized Liability Relating to Stock Options Exercised              14             -           31            -
                                                                            ----------------------------------------------------
    Balance at End of Period                                                        719           629          719          629
                                                                            ====================================================

CONTRIBUTED SURPLUS
    Balance at Beginning of Period                                                    1             -            -            1
    Stock Based Compensation Expense                                                  -             -            1           (1)
                                                                            ----------------------------------------------------
    Balance at End of Period                                                          1             -            1            -
                                                                            ====================================================

RETAINED EARNINGS
    Balance at Beginning of Period                                                2,546         1,895        2,335        1,594
    Net Income                                                                      615           220          852          547
    Dividends on Common Shares                                                      (13)          (13)         (39)         (39)
                                                                            ----------------------------------------------------
    Balance at End of Period                                                      3,148         2,102        3,148        2,102
                                                                            ====================================================

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
    Balance at Beginning of Period                                                  (82)          (19)        (105)         (33)
    Translation Adjustment, Net of Income Taxes                                    (101)          (49)         (78)         (35)
                                                                            ----------------------------------------------------
    Balance at End of Period                                                       (183)          (68)        (183)         (68)
                                                                            ====================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.       ACCOUNTING POLICIES

The Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and US GAAP on the Unaudited
Consolidated Financial Statements is disclosed in Note 19. The consolidated financial statements include the assets and liabilities of Canexus Limited Partnership, with an adjustment made for non-controlling interests. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at September 30, 2005 and the results of our operations and our cash flows for the three and nine months ended September, 2005 and 2004.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to litigation, asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2005.

These Unaudited Consolidated Financial Statements do not conform in all respects with the requirements for annual financial statements and therefore should be read in conjunction with our Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. The accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K.


CHANGES IN ACCOUNTING PRINCIPLES

FINANCIAL INSTRUMENTS

In the fourth quarter of 2004, we retroactively adopted the changes to Canadian Institute of Chartered Accountants (CICA) standard S.3860, FINANCIAL INSTRUMENTS. These changes require that fixed-amount contractual obligations that can be settled by issuing a variable number of equity instruments be classified as a liability. Our US-dollar denominated preferred and subordinated securities have these characteristics and accordingly have been reclassified as long-term debt. Dividends and interest on these securities have been included in interest expense and issue costs previously charged to retained earnings have been amortized over the life of the securities. Unamortized issue costs have been expensed on the redemption of the preferred securities in 2004. Foreign exchange gains or losses from translation of the US-dollar amounts have been included as cumulative foreign currency translation adjustments. The change was adopted retroactively and all prior periods presented have been restated. This change in accounting principle has no effect on our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2005.


GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In 2004, we adopted CICA standard S.1100, GENERALLY ACCEPTED ACCOUNTING PRINCIPLES which eliminated general industry practice in Canada as a component of GAAP. Our accounting policy is to include geological and geophysical costs as operating cash outflows in our Unaudited Consolidated Statement of Cash Flows. For previous years, we included geological and geophysical costs as investing cash outflows consistent with industry practice in Canada. In our Unaudited Consolidated Statement of Cash Flows for the three months ended September 30, 2005, we included $17 million (2004 - $15 million) and for the nine months ended September 30, 2005, we included $37 million (2004 - $40 million) of geological and geophysical costs as other operating cash outflows. This change in accounting policy was adopted prospectively.


IMPACT OF CHANGES IN ACCOUNTING PRINCIPLES

The  impact  of  these  changes  in  accounting   principles  on  our  Unaudited
Consolidated Statement of Income and Earnings per Common Share for the three and nine months ended September 30, 2004, are shown below.

UNAUDITED CONSOLIDATED STATEMENT OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                                 THREE MONTHS     NINE MONTHS
------------------------------------------------------------------------------------------------------------------------------
Transportation and Other Expense as Reported                                                              122            389
    Plus: Unamortized Issue Costs on Redemption of Preferred Securities                                     -             11
                                                                                               -------------------------------
Transportation and Other Expense as Restated                                                              122            400
                                                                                               -------------------------------

Interest Expense as Reported                                                                               35            115
    Plus: Dividends on Preferred Securities                                                                 -              3
                                                                                               -------------------------------
Interest Expense as Restated                                                                               35            118
                                                                                               -------------------------------

Provision for Future Income Taxes as Reported                                                              25             25
    Plus: Tax Effect of Changes in Accounting Principles                                                    -             (6)
                                                                                               -------------------------------
Provision for Future Income Taxes as Restated                                                              25             19
                                                                                               -------------------------------

NET INCOME AND EARNINGS PER COMMON SHARE FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                                 THREE MONTHS     NINE MONTHS
------------------------------------------------------------------------------------------------------------------------------
Net Income Attributable to Common Shareholders
    As Reported                                                                                           220             553
    Less: Unamortized Issue Costs on Redemption of Preferred Securities, Net of Income Taxes                -              (6)
                                                                                               -------------------------------
    As Restated                                                                                           220             547
                                                                                               ===============================

Earnings per Common Share ($/share)
    Basic as Reported                                                                                    0.85            2.15
                                                                                               ===============================
    Restated                                                                                             0.85            2.13
                                                                                               ===============================

    Diluted as Reported                                                                                  0.84            2.13
                                                                                               ===============================
    Restated                                                                                             0.84            2.10
                                                                                               ===============================

RECLASSIFICATION

Certain comparative figures have been reclassified to ensure consistency with current period presentation.

2.       CANEXUS INCOME FUND

In June 2005, our board of directors approved a plan to monetize our chemicals operations through the creation of an income trust and the issuance of trust units in an initial public offering. This initial public offering closed on August 18, 2005 with Canexus Income Fund ("Canexus") issuing 30 million units at a price of $10 per unit for gross proceeds of $300 million ($284 million, net of underwriters' commissions).

Concurrent with the closing of the offering, Canexus acquired a 36.5% interest in Canexus Limited Partnership ("Canexus LP") using the net proceeds from the initial public offering. Canexus LP acquired Nexen's chemicals business for approximately $1 billion, comprised of the net proceeds from Canexus' initial public offering and $200 million (US$167 million) of bank debt, plus the issuance of 52.3 million exchangeable limited partnership units ("Exchangeable LP Units") of Canexus LP. At that time, the Exchangeable LP Units held by Nexen represented a 63.5% interest in Canexus LP.

The Exchangeable LP Units held by Nexen are exchangeable on a one for one basis for trust units of Canexus. As a result, the Exchangeable LP Units owned by Nexen were exchangeable into 52.3 million trust units which represented 63.5% of the outstanding trust units of Canexus assuming exchange of the Exchangeable LP Units.

On September 16, 2005, the underwriters of the initial public offering exercised a portion of their over-allotment option to purchase 1.75 million trust units at $10 per unit for gross proceeds of $18 million ($17 million, net of underwriters' commissions). As a result, Nexen exchanged 1.75 million of its Exchangeable LP Units for $17 million in net proceeds. After this exchange, Nexen has a 61.4% interest in Canexus LP represented by 50.5 million Exchangeable LP Units. The initial public offering, together with the exercise of the over-allotment, resulted in total net proceeds to Nexen of $301 million.

These transactions diluted our interest in our chemicals operations. As a result of this dilution, we recorded a gain of $193 million during the third quarter.

We have the right to nominate a majority of the members of the board of Canexus Limited, the corporation with responsibility for the strategic management and operational decisions of Canexus and Canexus LP. Nexen has currently nominated two representatives to the ten-member board of Canexus Limited. Since we have retained effective control of our chemicals business, the results, assets and liabilities of this business have been included in these financial statements. The non-Nexen ownership interests in our chemicals business are shown as non-controlling interests.

3.       ACCOUNTS RECEIVABLE

                                                                        SEPTEMBER 30    DECEMBER 31
                                                                                2005           2004
-----------------------------------------------------------------------------------------------------
Trade
    Marketing                                                                  2,157          1,452
    Oil and Gas                                                                  538            557
    Chemicals and Other                                                           68             57
                                                                        -----------------------------
                                                                               2,763          2,066
Non-Trade                                                                         72             49
                                                                        -----------------------------
                                                                               2,835          2,115
Allowance for Doubtful Accounts                                                   (7)           (15)
                                                                        -----------------------------
Total                                                                          2,828          2,100
                                                                        =============================
4.       INVENTORIES AND SUPPLIES

                                                                        SEPTEMBER 30    DECEMBER 31
                                                                                2005           2004
-----------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                    339            199
    Oil and Gas                                                                    6              6
    Chemicals and Other                                                           13             13
                                                                        -----------------------------
                                                                                 358            218
Work in Process                                                                    5              4
Field Supplies                                                                   151            129
                                                                        -----------------------------
Total                                                                            514            351
                                                                        =============================
5.       DEFERRED CHARGES AND OTHER ASSETS

                                                                        SEPTEMBER 30    DECEMBER 31
                                                                                2005           2004
-----------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts                                         210             91
Crude Oil Put Options                                                             16            200
Defined Benefit Pension Plan Asset                                                 5             13
Deferred Financing Costs                                                          63             67
Asset Retirement Obligation Remediation Fund (Note 8)                             14             --
Other                                                                             58             58
                                                                        -----------------------------
Total                                                                            366            429
                                                                        =============================

6.       SUSPENDED WELL COSTS

In the third quarter of 2005, we adopted staff position 19-1 (FSP 19-1) issued by the Financial Accounting Standards Board (FASB) on accounting for suspended well costs. FSP 19-1 amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, for companies using the successful efforts method of accounting which required that capitalized exploratory well costs be expensed if related reserves could not be classified as proved within one year. FSP 19-1 provides that exploratory well costs should continue to be capitalized when a well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made to assess the reserves and the economic and operating viability of the well. FSP 19-1 also requires certain disclosures with respect to capitalized exploratory well costs.

The following table sets out the changes in capitalized exploratory well costs during the three and nine month periods ended September 30, 2005 and 2004, and does not include amounts that were initially capitalized and subsequently expensed in the same period.

                                                                      THREE MONTHS                  NINE MONTHS
                                                                    ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                                     2005         2004         2005            2004
--------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                       196           119          117              91
Additions to Capitalized Exploratory Well Costs Pending the
   Determination of Proved Reserves                                  100            27          178              51
Effects of Foreign Exchange                                          (14)           (8)         (13)             (4)
                                                                   -------------------------------------------------
Balance at End of Period                                             282           138          282             138
                                                                   =================================================

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

                                                                                         SEPTEMBER 30   SEPTEMBER 30
                                                                                                 2005           2004
---------------------------------------------------------------------------------------------------------------------
Capitalized for a Period of One Year or Less                                                      199             75
Capitalized for a Period of Greater than One Year                                                  83             63
                                                                                         ----------------------------
Balance at End of Period                                                                          282            138
                                                                                         ============================

Number of Projects that have Exploratory Well Costs Capitalized for a Period Greater than
    One Year                                                                                        3              2
                                                                                         ----------------------------

As at September 30, 2005, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block, offshore Nigeria ($71 million), our interest in exploratory blocks in the Gulf of Mexico ($5 million) and coal bed methane exploratory activities in Canada ($7 million). Exploratory costs offshore Nigeria were first capitalized in 1998 and we have subsequently drilled a further seven successful wells on the block. The joint venture partners have finalized pre-development design studies and are moving towards the next phase of the project. Drilling activity has resumed and an appraisal and exploration program is currently in progress. Once final regulatory approvals have been received and the project has been sanctioned, we will book proved reserves. We have capitalized costs related to successful wells drilled in 2004 and 2005 in the Gulf of Mexico and in Canada, we have capitalized exploratory costs relating to our coal bed methane projects. We are currently assessing all of these wells and projects and we are working with our partners to prepare development plans.

7.       LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                                          SEPTEMBER 30   DECEMBER 31
                                                                                                  2005          2004
---------------------------------------------------------------------------------------------------------------------
Acquisition Credit Facilities (a)                                                                    -         1,806
Canexus LP Term Credit Facilities (US$144 million drawn) (b)                                       167             -
Term Credit Facilities (c)                                                                           -            87
Debentures, due 2006 (1)                                                                            93            93
Medium-Term Notes, due 2007                                                                        150           150
Medium-Term Notes, due 2008                                                                        125           125
Notes, due 2013 (US$500 million)                                                                   581           602
Notes, due 2015 (US$250 million) (d)                                                               290             -
Notes, due 2028 (US$200 million)                                                                   232           241
Notes, due 2032 (US$500 million)                                                                   581           602
Notes, due 2035 (US$790 million) (e)                                                               917             -
Subordinated Debentures, due 2043 (US$460 million)                                                 534           553
                                                                                          ---------------------------
                                                                                                 3,670         4,259
                                                                                          ===========================
Note:
(1)  Includes $50 million of principal that was effectively converted through a currency exchange contract to
     US$37 million.

(a)      ACQUISITION CREDIT FACILITIES

During the quarter, we repaid in full, amounts outstanding under the bridge facility used to fund a portion of the purchase price for the acquisition of EnCana (UK) Limited in 2004. The US$500 million development facility associated with the acquisition credit facilities was replaced with the renewal of our term credit facilities during the quarter.

(b)      CANEXUS LP TERM CREDIT FACILITIES

Canexus LP has $350 million of committed, unsecured, revolving term credit facilities which are available until 2009. At September 30, 2005, US$144 million ($167 million) was drawn on these facilities. The lenders have the option to extend the terms annually. Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans or US-dollar base rate loans. Interest is payable monthly at a floating rate. The term credit facilities are secured by a floating charge debenture over all of Canexus LP's assets and by certain guarantees, security interests and subordination agreements provided by certain affiliates of Canexus LP (which do not include Nexen).

(c)      TERM CREDIT FACILITIES

We have a committed, unsecured, revolving term credit facility of US$2.0 billion which is available until 2010. At September 30, 2005, these facilities were undrawn. The lenders have the option to extend the terms annually. Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans, US-dollar base rate loans or pound sterling call rate loans. Interest is payable monthly at a floating rate.

(d)      NOTES, DUE 2015

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

(e)      NOTES, DUE 2035

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

(f)      INTEREST EXPENSE

                                                 THREE MONTHS             NINE MONTHS
                                              ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                2005        2004      2005          2004
-----------------------------------------------------------------------------------------
Long-Term Debt                                   65           43       197           136
Other                                             3            3        12             9
                                               ------------------------------------------
                                                 68           46       209           145
   Less: Capitalized                            (49)         (11)     (125)          (27)
                                               ------------------------------------------
Total                                            19           35        84           118
                                               ==========================================

Capitalized interest relates to and is included as part of the cost of our oil, gas and Syncrude properties, plant and equipment. The capitalization rates are based on our weighted-average cost of borrowings.

(g)      SHORT-TERM BORROWINGS

Nexen has unsecured operating loan facilities of approximately $427 million. No amounts were drawn under these facilities at September 30, 2005 (December 31, 2004 - $100 million). Interest is payable at floating rates. During the first nine months of 2005, the weighted average interest rate on our short-term borrowings was 3.4%.

8.       ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment are as follows:

                                                                        SEPTEMBER 30      DECEMBER 31
                                                                                2005             2004
------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                   468              323
    Obligations Assumed with Development Activities                               52               12
    Obligations Assumed with Business Acquisition                                  -              134
    Obligations Discharged with Disposed Properties                              (38)              (4)
    Expenditures Made on Asset Retirements                                       (30)             (31)
    Accretion                                                                     19               17
    Revisions to Estimates                                                         -               24
    Effects of Foreign Exchange                                                  (21)              (7)
                                                                        ------------------------------
Balance at End of Period (1), (2)                                                450              468
                                                                        ==============================
Notes:
(1)  Obligations  due within 12 months of $13 million  (December  31, 2004 - $47 million)  have been included in accounts  payable and accrued  liabilities.
     Obligations related to discontinued operations of $nil (December 31, 2004 -
     $22  million)  have  been  included  with   liabilities   of   discontinued
     operations.

(2)  Obligations  relating to our oil and gas activities  amount to $403 million
     (December 31, 2004 - $422 million) and obligations relating to our chemicals business amount to $47 million (December 31, 2004 - $46 million).

Our total estimated undiscounted asset retirement obligations amount to $750 million (December 31, 2004 - $770 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $98 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

In connection with the sale of our chemicals business to Canexus LP, we have contributed $14 million to a remediation fund to be used for asset retirement obligations associated with the assets sold. This is included on our balance sheet as part of deferred charges and other assets.

We own interests in assets for which the fair value of the asset retirement obligations cannot be reasonably determined because the assets currently have an indeterminate life and we cannot determine when remediation activities would take place. These assets include our interest in Syncrude's upgrader and sulphur pile. The estimated future recoverable reserves at Syncrude are significant and given the long life of this asset, we are unable to determine when asset retirement activities would take place. Furthermore, we believe the Syncrude plant can continue to run indefinitely with ongoing maintenance activities. The retirement obligations for these assets will be recorded in the first year in which the lives of the assets are determinable.

9.       DEFERRED CREDITS AND OTHER LIABILITIES

                                                                        SEPTEMBER 30    DECEMBER 31
                                                                                2005           2004
----------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts                                         115             46
Fixed Price Natural Gas Contracts                                                124              -
Deferred Transportation Revenue                                                   34             33
Stock Based Compensation Liability                                                75              -
Defined Benefit Pension Obligation                                                36             32
Other                                                                            110             31
                                                                        ----------------------------
Total                                                                            494            142
                                                                        ============================

10.      DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE AND FINANCIAL INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

Cdn$ millions                                         SEPTEMBER 30, 2005                      DECEMBER 31, 2004
-------------------------------------------------------------------------------------------------------------------------
                                             Carrying      Fair    Unrecognized      Carrying      Fair     Unrecognized
                                                Value     Value     Gain/(Loss)         Value     Value             Gain
                                            ------------------------------------    -------------------------------------
Commodity Price Risk
    Non-Trading Activities
      Crude Oil Put Options                        16        16               -           200       200               -
      Fixed Price Natural Gas Contracts          (187)      (187)             -             -       (98)            (98)
      Natural Gas Swaps                            25         25              -             -         -               -

    Trading Activities
      Crude Oil and Natural Gas                    42         42              -            83        83               -
      Future Sale of Gas Inventory                  -       (121)          (121)            -         6               6

Foreign Currency Risk
    Non-Trading Activities                         17        17               -             7         7               -
    Trading Activities                             10        10               -            10        10               -
                                            ------------------------------------    -------------------------------------
Total Derivatives                                 (77)     (198)           (121)          300       208             (92)
                                            ====================================    =====================================

Financial Assets and Liabilities
      Long-Term Debt                           (3,670)   (3,854)           (184)       (4,259)   (4,503)           (244)
                                            ====================================    =====================================

The estimated fair value of all derivative instruments is based on quoted market prices and, if not available, on estimates from third-party brokers or dealers. The carrying value of cash and cash equivalents, margin deposits, amounts receivable and short-term obligations approximates their fair value because the instruments are near maturity.

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

                                           NOTIONAL                      AVERAGE              FAIR
                                            VOLUMES        TERM      PRICE (WTI)             VALUE
---------------------------------------------------------------------------------------------------
                                            (bbls/d)                    (US$/bbl)   (Cdn$ millions)
WTI Crude Oil Put Options                    30,000        2005               44                 -
                                             20,000        2005               43                 -
                                             10,000        2005               41                 -
                                             30,000        2006               39                 9
                                             20,000        2006               38                 5
                                             10,000        2006               36                 2
                                                                                    ---------------
                                                                                                16
                                                                                    ===============

FIXED PRICE NATURAL GAS CONTRACTS AND NATURAL GAS SWAPS

In July and August 2005, we sold certain Canadian oil and gas properties and we retained fixed price natural gas contracts that were previously used in the operation of those properties. See Note 15.

Since these contracts are no longer used in the normal course of our oil and gas operations, they have been marked-to-market and are included in the Unaudited Consolidated Balance Sheet. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

                                           NOTIONAL                                              FAIR
                                            VOLUMES             TERM           PRICE            VALUE
------------------------------------------------------------------------------------------------------
                                             (Gj/d)                            ($/Gj)  (Cdn$ millions)
Fixed Price Natural Gas Contracts            22,034      2005 - 2006     2.28 - 3.72              (63)
                                             15,514      2007 - 2010     2.47 - 2.77             (124)
                                                                                      ----------------
                                                                                                 (187)
                                                                                      ================

Following the sale of the Canadian oil and gas properties, we entered into natural gas swaps to economically hedge our exposure to the fixed price natural gas contracts. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

                                           NOTIONAL                                              FAIR
                                            VOLUMES             TERM           PRICE            VALUE
------------------------------------------------------------------------------------------------------
                                             (Gj/d)                            ($/Gj)  (Cdn$ millions)
Natural Gas Swaps                            22,034      2005 - 2006    9.02 - 11.81               13
                                             15,514      2007 - 2010            7.45               12
                                                                                      ----------------
                                                                                                   25
                                                                                      ================

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS

We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock-in our margins. The physical and financial commodity contracts (derivative contracts) are stated at market value. The $42 million fair value of the commodity contracts at September 30, 2005 is included in the Unaudited Consolidated Balance Sheet and any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

FUTURE SALE OF GAS INVENTORY

We have certain NYMEX futures contracts and swaps in place, which effectively lock-in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts and swaps are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized losses at September 30, 2005 are:

                                            HEDGED                         AVERAGE    UNRECOGNIZED
                                           VOLUMES             MONTH         PRICE            LOSS
---------------------------------------------------------------------------------------------------
                                            (mmcf)                        (US$/mcf) (Cdn$ millions)
NYMEX Natural Gas Futures                    1,520      October 2005          6.96             (12)
                                             1,140     December 2005         10.02              (6)
                                            11,100      January 2006          8.96             (75)
                                               400     February 2006         10.96              (2)

NYMEX Natural Gas Fixed Price Swaps            850     December 2005          8.00              (6)
                                             2,750      January 2006          8.30             (20)
                                                                                   ----------------
                                                                                              (121)
                                                                                   ================

(c)      FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

NON-TRADING ACTIVITIES

                                                                                                           FAIR
                                                          AMOUNT            TERM           RATE           VALUE
----------------------------------------------------------------------------------------------------------------
                                                                                   (for US$1.00) (Cdn$ millions)
Foreign Currency Call Options - Buzzard (i)   (pound)207 million     2005 - 2006    1.95 - 2.00               -

US Dollar Call Options - Canexus (ii)              US$11 million     2005 - 2006          0.813               9

Foreign Currency Swap (iii)                        US$37 million            2006          0.736               8
                                                                                                ----------------
                                                                                                             17
                                                                                                ================

(i)  BUZZARD

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

(ii) CANEXUS

The operations of Canexus are exposed to changes in the US dollar exchange rate as a portion of their sales are denominated in US dollars. In connection with the initial public offering of Canexus, we purchased US dollar call options to reduce this exposure to fluctuations in the Canadian - US dollar exchange rate. Canexus has the right to sell US$11 million monthly and purchase Canadian dollars at an exchange rate of US$0.813 until August 2006. Any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

(iii) FOREIGN CURRENCY SWAP

We occasionally use derivative instruments to effectively convert cash flows from Canadian to US dollars and vice versa. At September 30, 2005, we held a foreign currency derivative instrument that obligates us and the counterparty to exchange principal and interest amounts. In November 2006, we will pay US$37 million and receive Cdn$50 million. Any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.


TRADING ACTIVITIES

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. Our marketing group enters into forward contracts and swaps to sell US dollars. When combined with certain commodity sales contracts, either physical or financial, these forward contracts and swaps allow us to lock-in our Canadian dollar margins on the future sale of crude oil and natural gas. The $10 million fair value of the US dollar forward contracts and swaps at September 30, 2005 is included in the Unaudited Consolidated Balance Sheet and any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

(d) TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative contracts held by our marketing group are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                   SEPTEMBER 30    DECEMBER 31
CDN$ MILLIONS                                              2005           2004
-------------------------------------------------------------------------------
Accounts Receivable                                         508            177
Deferred Charges and Other Assets (1)                       210             91
                                                   ----------------------------
    Total Derivative Contract Assets                        718            268
                                                   ============================

Accounts Payable and Accrued Liabilities                    551            129
Deferred Credits and Other Liabilities (1)                  115             46
                                                   ----------------------------
    Total Derivative Contract Liabilities                   666            175
                                                   ============================

    Total Derivative Contract Net Assets (2)                 52             93
                                                   ============================

Notes:
(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) Comprised of $42 million (2004 - $83 million) related to commodity contracts and $10 million (2004 - $10 million) related to US dollar forward contracts and swaps.

Our exchange-traded derivative contracts are subject to margin deposit requirements. We are required to advance cash to counterparties in order to satisfy these requirements. We have margin deposits of US$174 million ($202 million) as at September 30, 2005 (December 31, 2004 - $nil), which have been presented as margin deposits on our Unaudited Consolidated Balance Sheet.

11.      SHAREHOLDERS' EQUITY

DIVIDENDS

Dividends per common share for the three months ended September 30, 2005 were $0.05 (2004 - $0.05). Dividends per common share for the nine months ended September 30, 2005 were $0.15 (2004 - $0.15).

12.      EARNINGS PER COMMON SHARE

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

                                                                    THREE MONTHS                NINE MONTHS
                                                                  ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
(MILLIONS OF SHARES)                                              2005          2004         2005         2004
---------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding             260.6         258.0        260.1        256.8
Shares issuable pursuant to stock options                         12.9          12.6         13.8         13.4
Shares to be purchased from proceeds of stock options             (6.4)         (9.8)        (8.6)       (10.0)
                                                                -----------------------------------------------
Weighted-average number of diluted common shares outstanding     267.1         260.8        265.3        260.2
                                                                ===============================================

In calculating the weighted-average number of diluted common shares outstanding for the three and nine months ended September 30, 2005 and September 30, 2004 all options were included because their exercise price was less than the average common share market price in the period. During the periods presented, outstanding stock options were the only potential dilutive instruments.

13.      CASH FLOWS

(a)      CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                   THREE MONTHS               NINE MONTHS
                                                                ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                2005          2004         2005         2004
-------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment             256           164          748          480
Stock Based Compensation                                         227            11          390          100
Future Income Taxes                                              (71)           25         (141)          19
Change in Fair Value of Crude Oil Put Options                      1             -          184            -
Non-Cash Items included in Discontinued Operations              (381)           29         (325)          95
Unamortized Issue Costs on Redemption of Preferred Securities      -             -            -           11
Gain on Dilution of Interest in Chemicals Business              (193)            -         (193)           -
Net Income Attributable to Non-Controlling Interests               5             -            5            -
Other                                                             14             5           (2)          (9)
                                                               -----------------------------------------------
Total                                                           (142)          234          666          696
                                                               ===============================================

(b)      CHANGES IN NON-CASH WORKING CAPITAL

                                                                     THREE MONTHS               NINE MONTHS
                                                                  ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                  2005          2004         2005         2004
---------------------------------------------------------------------------------------------------------------
   Accounts Receivable (1)                                        (639)           17         (817)        (134)
   Inventories and Supplies                                         35           (68)        (174)        (145)
   Other Current Assets                                            (26)          (18)         (15)          37
   Accounts Payable and Accrued Liabilities (1)                    783            59        1,067          259
   Accrued Interest Payable                                        (18)            -            5           (9)
                                                                -----------------------------------------------
Total                                                              135           (10)          66            8
                                                                ===============================================

Relating to:
   Operating Activities                                            216           (55)         120          (99)
   Investing Activities                                            (81)           45          (54)         107
                                                                -----------------------------------------------
Total                                                              135           (10)          66            8
                                                                ===============================================
Note:
(1)  Includes  changes in  non-cash  working  capital  related  to  discontinued
     operations.

(c)      OTHER CASH FLOW INFORMATION

                                                                     THREE MONTHS               NINE MONTHS
                                                                  ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                  2005          2004         2005         2004
---------------------------------------------------------------------------------------------------------------
Interest Paid                                                       80            41          190          143
Income Taxes Paid                                                   96            67          248          182
                                                                -----------------------------------------------

14.      MARKETING AND OTHER

                                                                     THREE MONTHS               NINE MONTHS
                                                                  ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                  2005          2004         2005         2004
---------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                              29           144          481          403
Change in Fair Value of Crude Oil Put Options                       (1)            -         (184)           -
Interest                                                             4             3           22            8
Foreign Exchange Gains/(Losses)                                    (27)           (9)           1            6
Other                                                               19             9           23           22
                                                                -----------------------------------------------
Total                                                               24           147          343          439
                                                                ===============================================

15.      DISCONTINUED OPERATIONS

In June 2005, we agreed to sell certain Canadian conventional oil and gas properties in southeast Saskatchewan, northwest Saskatchewan, northeast British Columbia and the Alberta foothills. The results of operations of these properties have been accounted for as discontinued operations. The sales closed in the third quarter with proceeds of $900 million after closing adjustments and we realized gains of $225 million. These gains are net of losses attributable to pipeline contracts and fixed price gas contracts associated with these properties that we have retained but no longer use in connection with our oil and gas business.

During the fourth quarter of 2004, we concluded production from our Buffalo field, offshore Australia as anticipated. The results of our operations in Australia have been treated as discontinued operations, as we have no plans to continue operations in the country. Remediation and abandonment activities are virtually completed and no gain or loss is expected from these activities.

THREE MONTHS ENDED SEPTEMBER 30

                                                                  2005                    2004
                                                                 CANADA      CANADA     AUSTRALIA       TOTAL
------------------------------------------------------------------------   -----------------------------------
Revenues
    Net Sales                                                        27          59            -           59
    Gain on Disposition of Assets                                   225           -            -            -
                                                                --------    ----------------------------------
                                                                    252          59            -           59
Expenses
    Operating                                                         4          10            -           10
    Depreciation, Depletion, Amortization and Impairment              -          17            -           17
                                                                --------    ----------------------------------
Income before Income Taxes                                          248          32            -           32
    Future Income Taxes                                            (156)         12            -           12
                                                                --------    ----------------------------------
Net Income from Discontinued Operations                             404          20            -           20
                                                               =========   ===================================

Earnings per Common Share
    Basic                                                          1.55        0.08            -         0.08
                                                               =========   ===================================
    Diluted                                                        1.51        0.08            -         0.08
                                                               =========   ===================================

NINE MONTHS ENDED SEPTEMBER 30

                                                                  2005                    2004
                                                                 CANADA      CANADA     AUSTRALIA       TOTAL
------------------------------------------------------------------------   -----------------------------------
Revenues
    Net Sales                                                       154         171           49          220
    Gain on Disposition of Assets                                   225           -            -            -
                                                                --------    ----------------------------------
                                                                    379         171           49          220
Expenses
    Operating                                                        27          31           31           62
    Depreciation, Depletion, Amortization and Impairment             28          52            9           61
    Exploration Expense                                               1           1            -            1
                                                                --------    ----------------------------------
Income before Income Taxes                                          323          87            9           96
    Future Income Taxes                                            (129)         33            -           33
                                                                --------    ----------------------------------
Net Income from Discontinued Operations                             452          54            9           63
                                                               =========   ===================================

Earnings per Common Share
    Basic                                                          1.74        0.21         0.04         0.25
                                                               =========   ===================================
    Diluted                                                        1.70        0.21         0.03         0.24
                                                               =========   ===================================

Assets and liabilities on the Unaudited Consolidated Balance Sheet include the following amounts for discontinued operations. There were no assets and liabilities related to discontinued operations at September 30, 2005.

AS AT DECEMBER 31, 2004

                                                                              CANADA   AUSTRALIA         TOTAL
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                                          -           1             1
Accounts Receivable                                                               28           8            36
Other Current Assets                                                               -           1             1
Property, Plant and Equipment, Net                                               443           -           443
Accounts Payable and Accrued Liabilities                                          14          25            39
Asset Retirement Obligations                                                      22           -            22
Future Income Tax Liabilities                                                    108           -           108
                                                                             --------------------   -----------

16.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

17.      PENSION AND OTHER POST RETIREMENT BENEFITS

(a)      NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                                    THREE MONTHS                NINE MONTHS
                                                                 ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                                 2005          2004         2005          2004
---------------------------------------------------------------------------------------------------------------
Nexen
    Cost of Benefits Earned by Employees                            4             2           10             6
    Interest Cost on Benefits Earned                                3             3           10             9
    Expected Return on Plan Assets                                 (3)           (3)          (8)           (9)
    Net Amortization and Deferral                                   -             -            1             -
                                                               ------------------------------------------------
    Net                                                             4             2           13             6
                                                               ------------------------------------------------

Syncrude
    Cost of Benefits Earned by Employees                            1             1            3             3
    Interest Cost on Benefits Earned                                1             1            4             3
    Expected Return on Plan Assets                                 (1)           (1)          (3)           (3)
    Net Amortization and Deferral                                   -             -            -             -
                                                                -----------------------------------------------
    Net                                                             1             1            4             3
                                                                -----------------------------------------------
Total                                                               5             3           17             9
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

18.      OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Syncrude and Chemicals in various geographic locations as described in Note 18 to the Audited Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K.

THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                                                                             CORPORATE
                                                                                                                   AND
 (CDN$ MILLIONS)                                  OIL AND GAS                          SYNCRUDE(1)  CHEMICALS    OTHER     TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                               UNITED    UNITED      OTHER
                               YEMEN   CANADA  STATES   KINGDOM  COUNTRIES(2) MARKETING
                               --------------------------------------------------------
 Net Sales                       417      136    212         69        29          6        124         101          -     1,094
 Marketing and Other               3        -      -          1         -         29          -          15        (24)(3)    24
 Gain on Dilution of Interest
    in Chemicals Business          -        -      -          -         -          -          -         193          -       193
                               --------------------------------------------------------------------------------------------------
 Total Revenues                  420      136    212         70        29         35        124         309        (24)    1,311
 Less: Expenses
   Operating                      36       29     25         23         1          8         37          62          -       221
  Depreciation, Depletion,
   Amortization and
     Impairment                  107       35     57         33         2          3          4           9          6       256
   Transportation and Other        2        6      -          -         -        147          5          10         31       201
   General and
  Administrative (4)               1       39     34          -        70         39          -          12        147       342
   Exploration                     2        4     10          3        13(5)       -          -           -          -        32
   Interest                        -        -      -          -         -          -          -           1         18        19
                               --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
      before Income Taxes        272       23     86         11       (57)      (162)        78         215       (226)      240
                              =========================================================================================
 Less: Provision for
   Income Taxes (6)                                                                                                           24
 Less: Non Controlling
   Interests                                                                                                                   5
 Add: Net Income from
   Discontinued Operations                                                                                                   404
                                                                                                                          -------
 Net Income                                                                                                                  615
                                                                                                                         ========
 Identifiable Assets             670    2,103  1,362      4,684       239      3,123(7)   1,067         491        256    13,995
                              ===================================================================================================

 Capital Expenditures
   Development and Other          53      221     28        131         3          1         55           5          3       500
   Exploration                    11       26     46         35        15          -          -           -          -       133
   Proved Property
   Acquisitions                    -       15      -          -         -          -          -           -          -        15
                               --------------------------------------------------------------------------------------------------
                                  64      262     74        166        18          1         55           5          3       648
                              ===================================================================================================

 Property, Plant and
 Equipment
   Cost                        2,174    3,254  2,308      3,838       252        168      1,179         821        232    14,226
   Less: Accumulated DD&A      1,737    1,279  1,106        120       116         69        168         447        116     5,158
                              ---------------------------------------------------------------------------------------------------
 Net Book Value                  437    1,975  1,202      3,718       136         99      1,011         374        116     9,068
                              ===================================================================================================

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at September 30, 2005 include mineral rights of $6 million.

(2) Includes results of operations from producing activities in Nigeria and Colombia.

(3) Includes interest income of $4 million, foreign exchange losses of $27 million and decrease in the fair value of crude oil put options of $1 million.

(4)  Includes stock based compensation expense of $260 million.

(5)  Includes  exploration   activities  primarily  in  Nigeria,   Colombia  and
     Equatorial Guinea.

(6)  Includes Yemen cash taxes of $93 million.

(7)  Approximately   80%  of  marketing's   identifiable   assets  are  accounts
     receivable and inventories.

NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                                                             CORPORATE
                                                                                                                   AND
 (CDN$ MILLIONS)                                  OIL AND GAS                          SYNCRUDE(1)  CHEMICALS    OTHER     TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                               UNITED    UNITED      OTHER
                               YEMEN   CANADA  STATES   KINGDOM  COUNTRIES(2) MARKETING
                               --------------------------------------------------------
 Net Sales                     1,025      316    593        242        78         16        292         297         -      2,859
 Marketing and Other               6        2      -          1         4        481          -          16       (167)(3)   343
 Gain on Dilution of Interest
    in Chemicals Business          -        -      -          -         -          -          -         193         -        193
                               --------------------------------------------------------------------------------------------------
 Total Revenues                1,031      318    593        243        82        497        292         506      (167)     3,395
 Less: Expenses
   Operating                     109       85     69         76         7         20        110         174         -        650
   Depreciation, Depletion,
    Amortization and
     Impairment                  256      105    182        115        11          8         13          42(4)     16        748
   Transportation and Other        4       17      -          -         -        475         13          30        44        583
   General and
   Administrative (5)              3       93     71          -       117         72          -          39       252        647
   Exploration                     5       15     83         18        43(6)       -          -           -         -        164
   Interest                        -        -      -          -         -          -          -           1        83         84
                               --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         654        3    188         34       (96)       (78)       156         220      (562)       519
                              ========================================================================================
 Less: Provision for
   Income Taxes (7)                                                                                                          114
 Less: Non Controlling
   Interest                                                                                                                    5
 Add: Net Income from
   Discontinued Operations                                                                                                   452
                                                                                                                          -------
 Net Income                                                                                                                  852
                                                                                                                         ========

 Identifiable Assets             670    2,103  1,362      4,684       239      3,123(8)   1,067         491       256     13,995
                              ===================================================================================================

 Capital Expenditures
   Development and Other         184      651     95        423        10         14        149           9        10      1,545
   Exploration                    27       53    178         51        48          -          -           -         -        357
   Proved Property
   Acquisitions                    -       17      3          1         -          -          -           -         -         21
                               --------------------------------------------------------------------------------------------------
                                 211      721    276        475        58         14        149           9        10      1,923
                              ===================================================================================================

 Property, Plant and Equipment
   Cost                        2,174    3,254  2,308      3,838       252        168      1,179         821        232    14,226
   Less: Accumulated DD&A      1,737    1,279  1,106        120       116         69        168         447        116     5,158
                              ---------------------------------------------------------------------------------------------------
 Net Book Value                  437    1,975  1,202      3,718       136         99      1,011         374        116     9,068
                              ===================================================================================================

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at September 30, 2005 includes mineral rights of $6 million.

(2) Includes results of operations from producing activities in Nigeria and Colombia.

(3)  Includes  interest  income of $22  million,  foreign  exchange  gains of $1 million, decrease in the fair value of crude oil put options of $184 million and decrease in the fair value of foreign currency call options of $6 million.

(4) Includes impairment charge of $12 million related to the closure of our sodium chlorate plant in Amherstburg, Ontario.

(5)  Includes stock based compensation expense of $450 million.

(6)  Includes  exploration   activities  primarily  in  Nigeria,   Colombia  and
     Equatorial Guinea.

(7)  Includes Yemen cash taxes of $222 million.

(8)  Approximately   80%  of  marketing's   identifiable   assets  are  accounts
     receivable and inventories.

THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                                                                              CORPORATE
                                                                                                                    AND
 (CDN$ MILLIONS)                                        OIL AND GAS                    SYNCRUDE(1)  CHEMICALS     OTHER    TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                                                        UNITED      OTHER
                                     YEMEN   CANADA     STATES  COUNTRIES(2) MARKETING
                                  ----------------------------------------------------
 Net Sales                             247      101        219      19           4          90           98          -       778
 Marketing and Other                     1        4          3       -         144           -            1         (6)(3)   147
                                   ------------------------------------------------------------------------------------------------
 Total Revenues                        248      105        222      19         148          90           99         (6)      925
 Less: Expenses
  Operating                             27       29         39       3           4          31           62          -       195
   Depreciation, Depletion,
    Amortization and
     Impairment                         39       32         68       5           3           4            9          4       164
  Transportation and Other               -        4          -       -         106           3            9          -       122
  General and Administrative             -        6          4      10          13           -            8         16        57
  Exploration                            1        4         38      11 (4)       -           -            -          -        54
  Interest                               -        -          -       -           -           -            -         35        35
                                   ------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations before
     Income Taxes                      181       30         73     (10)         22          52           11        (61)      298
                                  ======================================================================================
 Less: Provision for Income
 Taxes (5)                                                                                                                    98
 Add: Net Income from
  Discontinued Operations                                                                                                     20
                                                                                                                          ---------
 Net Income                                                                                                                  220
                                                                                                                         ==========
 Identifiable Assets                   619    1,793      1,652     254       1,666 (6)     857          497        785     8,123
                                  =================================================================================================

 Capital Expenditures
  Development and Other                 71      120         40      29           1          57           25          7       350
  Exploration                            4        7         17       2           -           -            -          -        30
                                   ------------------------------------------------------------------------------------------------
                                        75      127         57      31           1          57           25          7       380
                                  =================================================================================================

 Property, Plant and Equipment
  Cost                               2,032    2,382      2,304     362         155         972          814        188     9,209
  Less: Accumulated DD&A             1,581    1,169      1,027     225          61         152          404         86     4,705
                                   ------------------------------------------------------------------------------------------------
 Net Book Value                        451    1,213      1,277     137          94         820          410        102     4,504(7)
                                  =================================================================================================

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at September 30, 2004 includes mineral rights of $6 million.

(2) Includes results of operations from producing activities in Nigeria and Colombia.

(3) Includes interest income of $3 million and foreign exchange losses of $9 million.

(4)  Includes exploration activities primarily in Nigeria and Colombia.

(5)  Includes Yemen cash taxes of $65 million.

(6)  Approximately   84%  of  marketing's   identifiable   assets  are  accounts
     receivable and inventories.

(7)  Excludes  property,   plant  and  equipment  related  to  our  discontinued
     operations. See Note 15.

NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                                                              CORPORATE
                                                                                                                    AND
 (CDN$ MILLIONS)                                        OIL AND GAS                    SYNCRUDE(1)  CHEMICALS     OTHER    TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                                                        UNITED      OTHER
                                     YEMEN   CANADA     STATES  COUNTRIES(2) MARKETING
                                  ----------------------------------------------------
 Net Sales                             679      290        581      53          10         243          283          -     2,139
 Marketing and Other                     3        6         10       -         403           -            3         14(3)    439
                                   ------------------------------------------------------------------------------------------------
 Total Revenues                        682      296        591      53         413         243          286         14     2,578
 Less: Expenses
  Operating                             80       87         81       6          12          90          178          -       534
   Depreciation, Depletion,
    Amortization and
     Impairment                        123       96        185      14           8          13           28         13       480
  Transportation and Other               2       10          -       -         338           8           28         14       400
  General and Administrative (4)         2       41         28      39          38           -           25         74       247
  Exploration                            2       12         53      40(5)        -           -            -          -       107
  Interest                               -        -          -       -           -           -            -        118       118
                                   ------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations before
     Income Taxes                      473       50        244     (46)         17         132           27       (205)      692
                                  =====================================================================================
 Less: Provision for Income                                                                                                  208
   Taxes (6)
 Add: Net Income from
  Discontinued Operations                                                                                                     63
                                                                                                                          ---------
 Net Income                                                                                                                  547
                                                                                                                         ==========

 Identifiable Assets                   619    1,793      1,652     254       1,666(7)      857          497        785     8,123
                                  =================================================================================================

 Capital Expenditures
  Development and Other                176      307        199      44           3         155           47         19       950
  Exploration                            5       14         57      20           -           -            -          -        96
                                  -------------------------------------------------------------------------------------------------
                                       181      321        256      64           3         155           47         19     1,046
                                  =================================================================================================
 Property, Plant and Equipment
  Cost                               2,032    2,382      2,304     362         155         972          814        188     9,209
  Less: Accumulated DD&A             1,581    1,169      1,027     225          61         152          404         86     4,705
                                  -------------------------------------------------------------------------------------------------
 Net Book Value                        451    1,213      1,277     137          94         820          410        102     4,504(8)
                                  =================================================================================================

Notes:

(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at September 30, 2004 includes mineral rights of $6 million.
(2) Includes results of operations from producing activities in Nigeria and Colombia.
(3) Includes interest income of $8 million and foreign exchange gains of $6 million.
(4) Includes a one-time charge of $82 million related to the modification of our stock option plan.
(5) Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(6)  Includes Yemen cash taxes of $168 million.
(7) Approximately 84% of marketing's identifiable assets are accounts receivable and inventories.
(8) Excludes property, plant and equipment related to our discontinued operations. See Note 15.

19.      DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
         PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP FOR THE THREE AND NINE
     MONTHS ENDED SEPTEMBER 30
                                                                             THREE MONTHS               NINE MONTHS
                                                                          ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
(CDN$ MILLIONS, EXCEPT PER SHARE AMOUNTS)                                   2005        2004         2005         2004
-----------------------------------------------------------------------------------------------------------------------
REVENUES
    Net Sales                                                              1,094         778        2,859        2,139
    Marketing and Other (ii); (viii)                                          16         146          335          445
    Gain on Dilution of Interest in Chemicals Business                       193           -          193            -
                                                                         ----------------------------------------------
                                                                           1,303         924        3,387        2,584
                                                                         ----------------------------------------------
EXPENSES
    Operating (iv)                                                           222         196          655          539
    Depreciation, Depletion, Amortization and Impairment (i)                 265         175          777          508
    Transportation and Other                                                 201         122          583          398
    General and Administrative                                               342          57          647          211
    Exploration                                                               32          54          164          107
    Interest                                                                  19          35           84          118
                                                                         ----------------------------------------------
                                                                           1,081         639        2,910        1,881
                                                                         ----------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        222         285          477          703
                                                                         ----------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                   95          73          255          189
    Deferred (ii); (iv)                                                      (74)         24         (145)          19
                                                                         ----------------------------------------------
                                                                              21          97          110          208
                                                                         ----------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS
  BEFORE NON-CONTROLLING INTERESTS                                           201         188          367          495

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTERESTS                           5           -            5            -
                                                                         ----------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                                        196         188          362          495
    Net Income from Discontinued Operations                                  404          20          452           59
                                                                         ----------------------------------------------

NET INCOME-- US GAAP (1)                                                     600         208          814          554
                                                                        ===============================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 12)
      Net Income from Continuing Operations                                 0.75        0.73         1.39         1.93
      Net Income from Discontinued Operations                               1.55        0.08         1.74         0.23
                                                                         ---------------------------------------------
                                                                            2.30        0.81         3.13         2.16
                                                                        ===============================================
    Diluted (Note 12)
      Net Income from Continuing Operations                                 0.74        0.72         1.36         1.90
      Net Income from Discontinued Operations                               1.51        0.08         1.70         0.23
                                                                         ---------------------------------------------
                                                                            2.25        0.80         3.06         2.13
                                                                        ===============================================

NOTE:
(1)   RECONCILIATION OF CANADIAN AND US GAAP NET INCOME                       THREE MONTHS              NINE MONTHS
                                                                          ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
      (CDN$ MILLIONS)                                                       2005        2004         2005         2004
-----------------------------------------------------------------------------------------------------------------------
      Net Income-- Canadian GAAP                                             615         220          852          547
      Impact of US Principles, Net of Income Taxes:
        Depreciation, Depletion, Amortization and Impairment (1) (i)          (9)        (11)         (29)         (32)
        Ineffective Portion of Cash Flow Hedges (ii)                          (5)          -           (5)           -
        Fair Value of Preferred Securities (viii)                              -           -            -            4
        Stock Based Compensation Included in Retained Earnings                 -           -            -           36
        Other (ii); (iv)                                                      (1)         (1)          (4)          (1)
                                                                         ----------------------------------------------
      Net Income-- US GAAP                                                   600         208          814          554
                                                                        ===============================================
   Note:
   (1)  Includes depreciation, depletion, amortization and impairment related to discontinued operations.

(b)      UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP
                                                                                         SEPTEMBER 30      DECEMBER 31
(CDN$ MILLIONS, EXCEPT SHARE AMOUNTS)                                                            2005             2004
-----------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                                  200                73
      Margin Deposits                                                                            202                 -
      Accounts Receivable (ii)                                                                 2,828             2,106
      Inventories and Supplies                                                                   514               351
      Assets of Discontinued Operations                                                            -                38
      Other                                                                                       56                41
                                                                                        -------------------------------
        Total Current Assets                                                                   3,800             2,609
                                                                                        -------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $5,551 (December 31, 2004 - $5,290) (i); (iv); (vii)                    9,029             8,189
    GOODWILL                                                                                     366               375
    DEFERRED INCOME TAX ASSETS                                                                   395               333
    DEFERRED CHARGES AND OTHER ASSETS (v)                                                        309               384
    ASSETS OF DISCONTINUED OPERATIONS                                                              -               449
                                                                                        -------------------------------

                                                                                              13,899            12,339
                                                                                       ================================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings                                                                        -               100
      Accounts Payable and Accrued Liabilities (ii)                                            3,784             2,377
      Accrued Interest Payable                                                                    39                34
      Dividends Payable                                                                           13                13
      Liabilities of Discontinued Operations                                                       -                39
                                                                                        -------------------------------
        Total Current Liabilities                                                              3,836             2,563
                                                                                        -------------------------------

    LONG-TERM DEBT (v)                                                                         3,613             4,214
    DEFERRED INCOME TAX LIABILITIES (i) - (ix)                                                 1,828             1,993
    ASSET RETIREMENT OBLIGATIONS                                                                 437               399
    DEFERRED CREDITS AND LIABILITIES (vi)                                                        500               148
    LIABILITIES OF DISCONTINUED OPERATIONS                                                         -               130
    NON CONTROLLING INTERESTS                                                                     91                 -
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2005   - 260,879,092 shares
                      2004   - 258,399,166 shares                                                719               637
      Contributed Surplus                                                                          1                 -
      Retained Earnings (i); (ii); (iv); (vii); (viii)                                         3,135             2,360
      Accumulated Other Comprehensive Income (ii); (iii); (vi)                                  (261)             (105)
                                                                                        -------------------------------
          Total Shareholders' Equity                                                           3,594             2,892
                                                                                        -------------------------------

    COMMITMENTS, CONTINGENCIES AND GUARANTEES
                                                                                              13,899            12,339
                                                                                       ================================

(c)  UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                              THREE MONTHS             NINE MONTHS
                                                                          ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
(CDN$ MILLIONS)                                                             2005        2004          2005        2004
-----------------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                         600         208           814         554
Other Comprehensive Income, Net of Income Taxes:
    Translation Adjustment (iii)                                            (101)        (49)          (78)        (35)
    Unrealized Mark-to-Market Loss (ii)                                      (71)        (18)          (78)        (12)
                                                                    ---------------------------------------------------
Comprehensive Income                                                         428         141           658         507
                                                                    ===================================================

NOTES:

i. Under US GAAP, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US GAAP, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result:

         o additional depreciation, depletion, amortization and impairment of $9 million and $29 million for the three and nine months ended September 30, 2005, respectively (2004 - $11 million and $32 million, respectively) was included in net income; and

         o property, plant and equipment is higher under US GAAP at December 31, 2004 by $23 million.

ii. Under US GAAP, all derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met.

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

         FUTURE SALE OF GAS INVENTORY: Included in accounts receivable at December 31, 2004, were $6 million of gains on the futures contracts and swaps we used to hedge the commodity price risk on the future sale of our gas inventory as described in Note 10. These contracts effectively lock-in profits on our stored gas volumes. Gains of $6 million ($4 million, net of income taxes) related to the effective portion and deferred in accumulated other comprehensive income (AOCI) at December 31, 2004, were recognized in marketing and other during the first quarter of 2005.

         At September 30, 2005, losses of $121 million ($79 million, net of income taxes) were included in accounts payable and the effective portion of $113 million ($74 million, net of income taxes) was deferred in AOCI until the underlying gas inventory is sold. The losses will be reclassified to marketing and other as they settle over the next 12 months. The ineffective portion of the losses of $8 million ($5 million, net of income taxes) was recognized in net income during the quarter.

         FAIR VALUE HEDGES

         Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both are reflected in earnings. At September 30, 2005 and at December 31, 2004, we had no fair value hedges in place.

iii. Under US GAAP, exchange gains and losses arising from the translation of our net investment in self-sustaining foreign operations are included in comprehensive income. Additionally, exchange gains and losses, net of income taxes, from the translation of our US-dollar long-term debt designated as a hedge of our foreign net investment are included in comprehensive income. Cumulative amounts are included in AOCI in the Unaudited Consolidated Balance Sheet - US GAAP.

iv. Under Canadian GAAP, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US GAAP, these costs have been included in operating expenses. As a result:

         o operating expenses include pre-operating costs of $1 million and $5 million for the three and nine months ended September 30, 2005, respectively ($1 million and $4 million, respectively, net of income taxes) (2004 - $1 million and $5 million, respectively ($1 million and $3 million, respectively, net of taxes)); and

         o property, plant and equipment is lower under US GAAP by $20 million (December 31, 2004 - $15 million).

v. Under US GAAP, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $57 million (December 31, 2004 - $45 million) have been included in long-term debt.

vi. Under US GAAP, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in AOCI and accrued pension liabilities. This amount was $6 million ($4 million, net of income taxes) at September 30, 2005 (December 31, 2004
         - $6 million ($4 million, net of income taxes)).

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

         (Cdn$ millions)                                                         GAIN      TAX    NET GAIN
         --------------------------------------------------------------------------------------------------
         Fair value change from January 1, 2004 to February 9, 2004 (1), (2)        4        -           4
                                                                                ---------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING  SHOULD BE READ IN  CONJUNCTION  WITH THE  UNAUDITED  CONSOLIDATED
FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 19 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS OCTOBER 12, 2005.

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

EXECUTIVE SUMMARY OF THIRD QUARTER RESULTS

                                                                   Three Months               Nine Months
                                                                Ended September 30        Ended September 30
(Cdn$ millions)                                                  2005        2004         2005          2004
-------------------------------------------------------------------------------------------------------------
Net Income                                                        615         220          852           547
Earnings per Common Share ($/share)                              2.36        0.85         3.28          2.13
Cash Flow from Operating Activities                               642         403        1,675         1,230

Production, before Royalties (mboe/d)                             232         244          247           247
Production, after Royalties (mboe/d)                              164         170          176           171
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)           67.09       48.66        56.44         44.29

Capital Expenditures                                              648         380        1,923         1,046
Net Debt (1)                                                    3,585       1,432        3,585         1,432
                                                            -------------------------------------------------

Note:
(1)  Net debt is defined as long-term debt less net working capital.

Our third quarter was characterized by the successful execution of our divestiture program and record high commodity prices. We sold conventional Canadian oil and gas properties in Alberta, British Columbia and Saskatchewan and raised $900 million in proceeds after closing adjustments ($946 million before closing adjustments primarily related to production during the period from the effective date of the sales to the closing date). In addition, we raised $301 million of net proceeds from the initial public offering of our chemicals operations. Gains of $418 million were generated from these transactions and proceeds were used to repay debt and fund our development projects.

Tight refining capacity, along with production disruptions from an active hurricane season in the Gulf of Mexico, lifted commodity prices to all-time highs. The record prices contributed to our improved results.

Our marketing group reported a loss of $162 million for the third quarter. As a marketer of natural gas, we actively hold natural gas in storage and pipeline capacity to transport gas from Alberta to eastern markets. We use financial instruments to preserve the economic value of these physical assets. During the quarter, Hurricanes Katrina and Rita caused volatility in the market. This resulted in a significant increase in the value of our physical assets. At the same time, the value of the financial instruments protecting the value of these assets decreased. While accounting rules require us to recognize the loss on the financial instruments, they do not allow us to recognize the gain on the offsetting physical assets until the gas is delivered and sold. At quarter-end, we had unrecognized gains of $195 million relating to this pipeline and storage capacity that we expect to realize in net income over the next two quarters as the gas is delivered and sold in eastern markets.

During the quarter, our stock price increased 49% or $18.25 per share, adding approximately $5 billion in shareholder value. Our stock price has more than doubled since the beginning of the year. This has resulted in stock based compensation expense of $260 million for the quarter and $450 million year to date.

Compared to the second quarter of 2005, our production before royalties declined by 19,000 boe/d from 251,000 boe/d to 232,000 boe/d. This is largely the result of selling oil and gas properties in Canada which produced 18,300 boe/d in the second quarter. These properties contributed 6,500 boe/d to our third quarter production before the sales closed in July and August. In Yemen, new production from Block 51 offset base declines in Masila and efforts to enhance recovery rates from our remaining oil and gas producing properties in Canada yielded positive results. Our quarterly production, however, was reduced by approximately 10,000 boe/d from hurricane-related downtime in the Gulf of Mexico. We expect our average production for the year to be near the mid-point of our guidance of between 235,000 and 245,000 boe/d, even after our asset dispositions and the impact of storms in the Gulf.

We progressed our major development projects at Buzzard in the North Sea, at Long Lake and at Syncrude Stage 3.

CAPITAL INVESTMENT

Capital investment during the third quarter was focused primarily on our major development projects and on exploration drilling in the Gulf of Mexico, the North Sea and offshore West Africa. Our capital investment over the next two years is focused on bringing our major development projects on-stream. To date, we have invested over $4 billion in the Buzzard, Long Lake and Syncrude Stage 3 development projects. These projects are expected to come on-stream in 2006 and are expected to add almost 120,000 boe/d (net to us) of new production by the end of 2007.

In addition to developing these projects, we are also targeting new opportunities through on-going exploration and the application of new technologies. Details of our capital programs are set out below.

THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                                New Growth        New Growth       Core Asset
(Cdn$ millions)                                                Development       Exploration      Development          Total
-----------------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                                        188                 -                -            188
   United Kingdom                                                      114                35               17            166
   Yemen                                                                31                11               22             64
   United States                                                         -                46               28             74
   Canada                                                                1                26               47             74
   Other Countries                                                       -                15                3             18
Syncrude                                                                35                 -               20             55
                                                           ------------------------------------------------------------------
                                                                       369               133              137            639

Chemicals, Marketing, Corporate and Other                                -                 -                9              9
                                                           ------------------------------------------------------------------
Total Capital                                                          369               133              146            648
                                                           ==================================================================
As a % of Total Capital                                                57%               21%              22%           100%
                                                           ------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                New Growth        New Growth       Core Asset
(Cdn$ millions)                                                Development       Exploration      Development          Total
-----------------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                                        555                 -                -            555
   United Kingdom                                                      348                51               76            475
   Yemen                                                               128                27               56            211
   United States                                                         -               178               98            276
   Canada                                                                8                53              105            166
   Other Countries                                                       -                48               10             58
Syncrude                                                               108                 -               41            149
                                                           ------------------------------------------------------------------
                                                                     1,147               357              386          1,890

Chemicals, Marketing, Corporate and Other                                -                 -               33             33
                                                           ------------------------------------------------------------------
Total Capital                                                        1,147               357              419          1,923
                                                           ==================================================================
As a % of Total Capital                                                60%               18%              22%           100%
                                                           ------------------------------------------------------------------

NEW GROWTH DEVELOPMENT

SYNTHETIC (LONG LAKE)
Long Lake continues on schedule and on budget. With detailed engineering largely completed, approximately 60% of the project's total costs committed, and approximately 45% of these costs incurred, our experience remains in line with our original estimates. The major remaining cost uncertainty is related to labour access and productivity. We are monitoring these factors as field construction progresses. Long Lake is scheduled to commence steam injection in late-2006 and synthetic crude oil production in 2007.

We and our joint venture partner, OPTI Canada, are currently planning three future phases to increase total production to 240,000 bbls/d by 2016 (120,000 bbls/d net to us). Phase 2 will develop the southern portion of the Long Lake lease, known as Kinosis. Phases 3 and 4 are planned to develop jointly held lands at Cottonwood and Leismer. Detailed planning for Phase 2 has commenced. In 2006, we will invest in additional drilling and seismic to further evaluate our leases. We are moving forward with environmental and regulatory applications to support these staged developments.

Phase 2 steam assisted gravity drainage (SAGD) could be on-stream by late 2010 with upgrader start up by the second half of 2011. Each subsequent phase will leverage the knowledge and experience gained in the successful development of previous phases. Future phases will be of a similar size and design to Long Lake, and consist of SAGD and an integrated upgrader. By keeping the core team in place and repeating and improving upon existing designs and execution plans, we expect to gain efficiencies in engineering, module fabrication and on-site construction.


UNITED KINGDOM
The Buzzard development in the North Sea is over 80% complete and remains on schedule and on budget. We have installed the platform jackets and wellhead deck. Export and water injection pipelines have been installed and final tie-in of these pipelines is ongoing. We are mobilizing the Galaxy 3 drilling rig and will commence drilling the eight initial development wells shortly. Buzzard is scheduled to come on-stream late-2006. At its peak, Buzzard is expected to add approximately 85,000 boe/d of net production and between $1.6 and $1.7 billion of annual cash flow, assuming a US$50/bbl WTI.

Our Farragon field development remains on schedule to begin producing late this year at between 3,000 and 4,000 boe/d, net to us.

CANADA (COAL BED METHANE)
We and our partners plan to invest approximately $400 million over the next 18 months to develop coal bed methane from Upper Mannville coals in the Fort Assiniboine area of Alberta. This capital will be used to drill wells, construct production and water handling facilities, and expand existing facilities in the Corbett area. We are currently finalizing our drilling program and expect to have four drilling rigs active in the Corbett area during the fourth quarter.

NEW GROWTH EXPLORATION
We had two small exploration successes in the North Sea during the quarter: the Polecat-1 well on Block 20/4a and the Yeoman-1 well on Block 15/18b. We have a 40% interest in Polecat and a 50% interest in Yeoman and operate both discoveries. We are currently drilling the Black Horse prospect on Block 15/22 and expect to drill one or two additional exploration wells in the North Sea this year.

One of our core strategies in the deep-water Gulf of Mexico is to explore for Miocene-aged, subsalt prospects in the Green Canyon, Walker Ridge, and Garden Banks areas. This strategy produced encouraging results during the second quarter at our Knotty Head prospect in a shallower, secondary objective containing good quality sands.

Knotty Head is a large, four-way dip closure located approximately 15 miles northeast of the Tahiti discovery. The well is continuing to drill towards the primary objective in the lower Miocene, to a total depth of 32,500 feet. We have a 25% working interest in Knotty Head.

Elsewhere in the Gulf, Castleton, on Garden Banks 668 has reached its target depth and is being evaluated. This is a potential tie-back to the Gunnison facilities where we have available production capacity. We have a 30% non-operated interest in this well.

Drilling activity on our Pathfinder and Ringo Shallow prospects has been delayed due to hurricane damage to drilling rigs. Pathfinder, on Green Canyon 390 is expected to resume drilling late this year. Ringo, on Mississippi Canyon 546, is expected to begin drilling early next year.

On Block 51 in Yemen, the BAK-I-2 well was abandoned. The BAK-U-1 is currently testing a basement target north of the BAK-A field. At BAK-J, we expect to re-enter the well and commence testing and drilling early in the fourth quarter.

Offshore West Africa, the Usan-7 and Usan-8 appraisal wells were successfully drilled during the quarter. The Field Development Plan for Usan on Block 222 has been approved by the Nigerian National Petroleum Corporation, the concessionaire of the licence. We are currently seeking approval from the Department of Petroleum Resources. The plan features development of Usan through 35 subsea wells connected to a two million barrel floating production and storage facility by subsea lines and risers. The processing capacity will be around 160,000 barrels of oil per day. The operator has taken initial steps in the tendering process by publishing pre-qualification notices for contractors. A final investment decision is expected in 2006 with first oil planned by 2010.

FINANCIAL RESULTS

CHANGE IN NET INCOME
                                                                                          2005 VS 2004
                                                                             Three Months            Nine Months
(Cdn$ millions)                                                           Ended September 30     Ended September 30
--------------------------------------------------------------------------------------------------------------------
NET INCOME AT SEPTEMBER 30, 2004 (1)                                                      220                   547
                                                                       =============================================
    Favourable (unfavourable) variances:

    Cash Items:
      Production volumes, after royalties:
        Crude oil                                                                         (14)                  119
        Natural gas                                                                       (10)                  (24)
        Change in crude oil inventory                                                      29                    24
                                                                       ---------------------------------------------
          Total Volume Variance                                                             5                   119

      Realized commodity prices:
        Crude oil                                                                         213                   441
        Natural gas                                                                        61                    74
                                                                       ---------------------------------------------
          Total Price Variance                                                            274                   515

      Oil and gas operating expense:
        Conventional                                                                      (10)                  (57)
        Syncrude                                                                           (6)                  (20)
                                                                       ---------------------------------------------
          Total Operating Expense Variance                                                (16)                  (77)

      Marketing                                                                          (158)                  (61)
      Chemicals                                                                            16                    29
      General and administrative
        Stock-based compensation paid                                                     (32)                  (48)
        Other                                                                             (37)                  (60)
      Interest expense                                                                     16                    34
      Current income taxes                                                                (22)                  (66)
      Other                                                                               (49)                  (53)
                                                                       ---------------------------------------------
    Total Cash Variance                                                                    (3)                  332

    Non-Cash Items:
      Depreciation, depletion, amortization and impairment
        Oil and gas                                                                       (73)                 (218)
        Other                                                                              (2)                  (17)
      Exploration expense                                                                  22                   (57)
      General and administrative - stock-based compensation accrual                      (216)                 (292)
      Future income taxes                                                                 264                   322
      Decrease in fair value of crude oil put options                                      (1)                 (184)
      Gain from divesture programs                                                        418                   418
      Other                                                                               (14)                    1
                                                                       ---------------------------------------------
    Total Non-Cash Variance                                                               398                   (27)
                                                                       ---------------------------------------------

NET INCOME AT SEPTEMBER 30, 2005                                                          615                    852
                                                                       =============================================

Note:
(1) Includes results of discontinued operations (see Note 15 to our Unaudited Consolidated Financial Statements).

Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION (BEFORE ROYALTIES) (1)

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
                                                                                  2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                                                        113.7       103.3         114.4        107.8
    Canada (2)                                                                    26.3        35.6          31.8         36.5
    United States                                                                 18.5        32.9          23.3         28.5
    United Kingdom                                                                 9.4           -          11.3            -
    Australia (3)                                                                    -         2.1             -          3.0
    Other Countries                                                                5.3         5.3           5.5          5.1
Syncrude (4)                                                                      17.2        17.6          15.2         17.5
                                                                         -----------------------------------------------------
                                                                                 190.4       196.8         201.5        198.4
                                                                         -----------------------------------------------------
Natural Gas (mmcf/d)
    Canada (2)                                                                     112         141           132          145
    United States                                                                  122         144           123          148
    United Kingdom                                                                  14           -            19            -
                                                                         -----------------------------------------------------
                                                                                   248         285           274          293
                                                                         -----------------------------------------------------

Total (mboe/d)                                                                     232         244           247          247
                                                                         =====================================================

PRODUCTION (AFTER ROYALTIES)

                                                                                    Three Months              Nine Months
                                                                                 Ended September 30        Ended September 30
                                                                                  2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------------------
Oil and Liquids (mbbls/d)
    Yemen                                                                         61.2        50.8          60.9         53.0
    Canada (2)                                                                    19.7        27.3          24.5         28.2
    United States                                                                 16.2        29.1          20.6         25.1
    United Kingdom                                                                 9.4           -          11.3            -
    Australia (3)                                                                    -         1.9             -          2.8
    Other Countries                                                                4.9         4.9           5.2          4.7
Syncrude (4)                                                                      17.0        17.4          15.0         17.3
                                                                         -----------------------------------------------------
                                                                                 128.4       131.4         137.5        131.1
                                                                         -----------------------------------------------------
Natural Gas (mmcf/d)
    Canada (2)                                                                      95         106           105          114
    United States                                                                  103         123           104          126
    United Kingdom                                                                  14           -            19            -
                                                                         -----------------------------------------------------
                                                                                   212         229           228          240
                                                                         -----------------------------------------------------

Total (mboe/d)                                                                     164         170           176          171
                                                                         =====================================================

Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Includes the following production from discontinued operations. See Note 15 to our Unaudited Consolidated Financial Statements.

                                                                                    Three Months               Nine Months
                                                                                Ended September 30         Ended September 30
                                                                                  2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------------------
      Before Royalties
        Oil and Liquids (mbbls/d)                                                  4.3        11.4           9.0         11.9
        Natural Gas (mmcf/d)                                                        13          48            32           48
      After Royalties
        Oil and Liquids (mbbls/d)                                                  3.3         8.7           7.0          9.0
        Natural Gas (mmcf/d)                                                         9          33            22           33
                                                                         -----------------------------------------------------

(3) Comprises production from discontinued operations. See Note 15 to our Unaudited Consolidated Financial Statements.
(4)  Considered a mining operation for US reporting purposes.

LOWER PRODUCTION DECREASED NET INCOME FOR THE QUARTER BY $24 MILLION
Production before royalties decreased 8% from the second quarter as a result of the sale of Canadian conventional oil and gas properties in Alberta, British Columbia and Saskatchewan. Our 2005 production includes volumes from our North Sea acquisition late last year and additional volumes from our Block 51 project in Yemen. Removing the impact of the asset sales, third quarter production is comparable to the third quarter of 2004 and year-to-date volumes have increased 2% compared to the same period last year.

The following table summarizes our production volume changes since the last quarter:

                                                          Before        After
(mboe/d)                                               Royalties    Royalties
------------------------------------------------------------------------------
Production, second quarter 2005                             251          180
    Production changes:
      Masila Block in Yemen                                  (7)          (4)
      Block 51 in Yemen                                       6            2
      Canada, disposition of properties                     (12)          (9)
      Gulf of Mexico, Gunnison and the Shelf                  6            5
      Gulf of Mexico, hurricane-related downtime            (10)          (9)
      Other                                                  (2)          (1)
                                                       ----------------------
Production, third quarter 2005                              232          164
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

YEMEN
Production from Masila decreased 8% from the second quarter. We are continuing to see strong initial production rates from development wells drilled and our development drilling program has helped offset the decline rate on our maturing Masila fields. We continue to strategically invest capital and are managing our 2005 development drilling program accordingly. In 2004, we drilled 73 development wells and we expect to drill at least 35 wells in 2005.

Block 51 production averaged 30,600 bbls/d in the third quarter, an increase of 22% from the second quarter. We are currently producing from ten wells to partially completed processing facilities which we expect to complete in the fourth quarter.

CANADA
Production in Canada decreased 23% from the previous quarter as a result of the sale of oil and gas properties in Alberta, British Columbia and Saskatchewan, which produced approximately 18,300 boe/d in the second quarter. Production from operations that were not sold during the quarter decreased 2% from the second quarter. Canadian production after the sale is primarily from our heavy oil and natural gas properties in Alberta and Saskatchewan. We are focusing our capital on drilling shallow gas wells, on our coal bed methane development projects and on developing new technologies to increase heavy oil recovery rates. Production volumes are expected to increase starting in 2006 with the commencement of bitumen production from Long Lake.

UNITED STATES
Gulf of Mexico production decreased from the second quarter of 2005 because of the adverse effect of hurricanes, tropical storms and pipeline shut-ins. Hurricane-related downtime resulted in approximately 10,000 boe/d of lost production during the quarter. With the exception of our platforms at Vermilion 321 and 340, preliminary inspections suggest that our facilities received only minor damage from the third quarter hurricanes. Hurricane Rita caused topside damage to the platforms at Vermilion 321 and 340 and further assessments are underway to determine if there is any structural damage. Production from these platforms prior to Hurricane Rita was approximately 3,900 boe/d. We carry insurance that, subject to certain deductibles, we expect will cover property damage and business interruption. We have expensed insurance related costs and deductibles of US$19 million during the quarter as a result of the hurricanes.

Production from Aspen continues to be affected by water production. We are currently working on plans to drill another development well at Aspen to tap unrecovered reserves. We tied-in an additional sub-sea well during the quarter on our other major deep-water project at Gunnison. We expect to complete and tie-in another Gunnison well during the fourth quarter.

Strong rates from development drilling in the shallow-waters completed in the quarter helped to maintain production volumes from our shelf properties. Additional development projects on various shelf fields are expected to be completed during the fourth quarter.

UNITED KINGDOM
Third quarter North Sea production from the Scott and Telford fields decreased slightly from the prior quarter. The Scott platform underwent a significant maintenance turnaround and facilities upgrade during the second and third quarters to improve reliability and facility capacity. The facilities upgrades included significant improvements to the electric, produced water injection, drilling and metering systems. The overhaul was completed in August. Additional development drilling in the Scott field is ongoing and our Farragon field development remains on schedule to begin producing late this year at between 3,000 and 4,000 boe/d. Production is expected to increase in late-2006 once the Buzzard development comes on-stream.

OTHER COUNTRIES
Production from our Guando field in Colombia averaged 5,300 bbls/d during the quarter. Production increased from 2004 as a result of our development drilling program.

Australia produced its final barrel in November 2004 and abandonment and reclamation activities are complete. We sold our Ejulebe field assets, offshore Nigeria, in the second quarter.

SYNCRUDE
Syncrude production was consistent with the second quarter even with unscheduled downtime related to minor repairs on a hydrogen plant, pipeline maintenance and valve replacements for feed pumps during the quarter. Production was reduced late in the quarter for the scheduled 52-day turnaround of the vacuum distillation unit. The start-up of the Stage 3 expansion is expected to increase our volumes by approximately 8,000 bbls/d in 2006.

COMMODITY PRICES
                                                                                    Three Months               Nine Months
                                                                                Ended September 30        Ended September 30
                                                                                  2005        2004         2005          2004
------------------------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                                      63.52       43.88        55.51         39.11
                                                                         -----------------------------------------------------

    Differentials (1) (US$/bbl)
      Masila                                                                      5.00        3.70         5.59          3.85
      Heavy Oil - LLK                                                            19.17       12.84        19.88         11.44
      Mars                                                                        6.58        6.08         6.49          5.21
      Dated Brent                                                                 1.98           -         1.97             -

    Producing Assets (Cdn$/bbl)
      Yemen                                                                      72.04       53.80        61.64         46.97
      Canada                                                                     51.05       41.94        41.80         36.85
      United States                                                              68.30       49.90        56.89         45.44
      United Kingdom                                                             65.87           -        58.88             -
      Australia                                                                      -           -            -         46.00
      Other Countries                                                            65.82       46.22        55.22         43.12
      Syncrude                                                                   78.93       55.58        71.08         51.11

    Corporate Average (Cdn$/bbl)                                                 68.99       50.98        58.39         45.17
                                                                         -----------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)                              9.69        5.56         7.71          5.82
    AECO (Cdn$/mcf)                                                               7.75        6.32         7.03          6.34
                                                                         -----------------------------------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                                      8.19        5.43         6.66          5.66
      United States                                                              11.57        7.64         9.63          7.88
      United Kingdom                                                              4.84           -         6.00             -

    Corporate Average (Cdn$/mcf)                                                  9.68        6.55         7.95          6.78
                                                                         -----------------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                            67.09       48.66        56.44         44.29
                                                                         -----------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                                 0.8325      0.7650       0.8170        0.7530
                                                                         -----------------------------------------------------

Note:
(1)  These differentials are a discount to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $274 MILLION WTI continued its run to new record highs in the quarter averaging US$63.52/bbl compared to US$43.88/bbl in the third quarter of 2004 (an increase of 45%). We realized record prices for our crude oil, averaging $68.99/bbl in the quarter, an increase of 35% over the third quarter of 2004. Our realized gas price increased 48% from a year ago to average $9.68/mcf. NYMEX increased 74% in the same period averaging US$9.69/mmbtu.

The full benefit of higher benchmark prices did not flow through to our realized prices as a result of a weaker US dollar during the quarter. All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the weakening US dollar decreased net sales for the quarter by approximately $90 million ($230 million for the year to date), and reduced our realized crude oil and natural gas prices by approximately $6.10/bbl and $0.85/mcf, respectively, compared to the third quarter of 2004.

CRUDE OIL REFERENCE PRICES
Crude oil prices strengthened throughout the third quarter with WTI ranging from US$59 to US$71 per barrel. Despite a strong build in US and global crude oil inventory levels, the effects of Hurricanes Katrina and Rita put pressure on tight refinery capacity for product inventories, particularly US gasoline and WTI spiked in the high US$60 per barrel range. While the hurricane damage to oil infrastructure is still being assessed, the cumulative effects of the two hurricanes may be significant and energy prices remain vulnerable to further supply disruptions.

Energy prices have since reverted to pre-Katrina levels. The decline was prompted by a combination of factors including fear of overall crude oil demand destruction. The announced release of oil from the US strategic petroleum reserve and from International Energy Agency member country reserves coupled with decisions by several refineries to postpone seasonal maintenance has also resulted in price softening. Any perceived weakening of economic growth or lower demand as a result of high energy prices will put downward pressure on commodity prices.

CRUDE OIL DIFFERENTIALS
Our Canadian heavy crude differential averaged US$24.70/bbl. This compares to a benchmark LLK heavy differential of US$19.17/bbl. In the second quarter, the LLK heavy differential was US$21.15/bbl. The narrowing of this differential in the third quarter, despite higher reference prices, was driven by increased demand for heavy blends relative to light blends. This reflects normal seasonal narrowing as we headed into the summer asphalt season. Hurricane Katrina caused further narrowing of the heavy differential during the month of August because much of the heavy oil production from the Gulf to US mid-continent was shut-in, thereby increasing the demand for Canadian heavy oil.

In the US Gulf of Mexico, the Mars differential averaged US$6.58/bbl. Mars strengthened throughout the quarter mainly due to production interruptions from Hurricane Katrina, but did not outpace WTI, resulting in a slight widening of the differential. With the additional impact of Hurricane Rita in mid-September, approximately 94% of oil production and 76% of natural gas production was shut-in at the end of the quarter, while 18% of refining capacity remains off-line mainly due to damage at Port Arthur.

Our Yemen Masila differential was US$5.00/bbl. The Masila differential has narrowed slightly throughout the quarter with continuing strong demand in south-east Asia for crude oil, particularly sweeter blends.

The Brent/WTI differential has also narrowed throughout the quarter averaging US$1.98/bbl, resulting in a solid crude oil price for our North Sea barrels. In the North Sea, increased Norwegian output in July was largely offset by lower production in August caused by normal summer field maintenance as well as unplanned outages. The shut-in of BP's Schiehallion field following a fire on the floating production vessel resulted in lost production of 120,000 barrels per day for three weeks driving up North Sea prices and narrowing the Brent/WTI differential.

NATURAL GAS REFERENCE PRICES
Natural gas prices strengthened significantly in the quarter. The average NYMEX gas price was US$9.69/mmbtu. Prices increased throughout the third quarter largely reflecting increased demand from prolonged summer heat waves in the east and the general tightening of the supply/demand balance. Hotter-than-normal weather reduced the pace at which gas was stored this summer, even before Hurricanes Katrina and Rita cut output. Upward pressure on prices caused by hurricane production losses, ahead of expected colder-than-normal winter weather in key natural gas consuming areas, should support strong prices for the remainder of 2005.

OPERATING COSTS

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$/boe)                                                                        2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------------------
Operating Costs per boe based on our working interest production before royalties (1)
      Conventional Oil and Gas (2)                                                5.94        5.25          5.85         5.01
      Synthetic Crude Oil
        Syncrude                                                                 23.22       18.87         26.44        18.72
      Total Oil and Gas (2)                                                       7.21        6.25          7.11         5.98
                                                                         -----------------------------------------------------

Operating Costs per boe based on our net production after royalties
      Conventional Oil and Gas (2)                                                8.69        7.93          8.45         7.53
      Synthetic Crude Oil
        Syncrude                                                                 23.46       19.05         26.70        18.91
      Total Oil and Gas (2)                                                      10.21        9.11         10.00         8.68
                                                                         -----------------------------------------------------

Notes:
(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) Operating costs includes results of discontinued operations (see Note 15 to our Unaudited Consolidated Financial Statements).

HIGHER CONVENTIONAL OIL AND GAS AND SYNCRUDE OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY $16 MILLION
The addition of higher-cost North Sea barrels has increased our corporate average unit costs since 2004. Our North Sea operating costs per boe were higher than anticipated following maintenance and repair work from generator failures and a major maintenance turnaround at Scott during the quarter. Overall, the North Sea increased our corporate average unit operating costs by $1.03/boe as compared to the third quarter of 2004.

Unit operating costs at Masila increased from the prior year as a result of increased service rig activity, additional maintenance and lower volumes. Block 51 costs are higher than Masila reflecting the use of temporary facilities. Our corporate average increased $0.65/boe from these higher costs.

Our corporate average unit cost decreased $0.80/boe from the third quarter in 2004 as we expensed Aspen-1 intervention costs of $12 million last year. Workovers on our shelf properties in the Gulf of Mexico, coupled with lower production and property damage costs not covered by insurance, increased our corporate average $0.30/boe as to the comparable period in 2004.

The Canadian properties that were sold during the quarter decreased our overall rate by $0.22/boe. Although we sold high cost production relative to our corporate average, we expect our overall Canadian operating costs per boe to increase as we will have a higher proportion of production from our heavy oil properties. These properties have higher operating costs and lower recovery rates compared to the lighter oil production that was sold. We are focusing our efforts on increasing recovery rates from our heavy oil properties through the development of new technologies.

US-dollar denominated operating costs were lower when translated to Canadian dollars as a result of the weaker US dollar. Our corporate average was reduced by $0.25/boe as a result.

Syncrude operating costs were up from the third quarter in 2004. Unplanned maintenance and repair work in addition to higher energy input costs for fuel consumed in operations increased our corporate average operating costs by $0.30/boe in the quarter.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                                                   Three Months                Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$/boe)                                                                        2005        2004          2005         2004
------------------------------------------------------------------------------------------------------------------------------
DD&A per boe based on our working interest production
    before royalties (1)
      Conventional Oil and Gas (2)                                               11.65        7.83         10.92         7.59
      Synthetic Crude Oil
        Syncrude                                                                  2.85        2.72          3.19         2.73
      Average Oil and Gas (2)                                                    11.01        7.46         10.44         7.25
                                                                         -----------------------------------------------------

DD&A per boe based on our net production after royalties
      Conventional Oil and Gas (2)                                               17.05       11.85         15.76        11.40
      Synthetic Crude Oil
        Syncrude                                                                  2.88        2.75          3.22         2.75
      Average Oil and Gas (2)                                                    15.59       10.88         14.70        10.52
                                                                         -----------------------------------------------------

Notes:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) DD&A includes results of discontinued operations (see Note 15 to our Unaudited Consolidated Financial Statements).

HIGHER OIL AND GAS DD&A REDUCED NET INCOME FOR THE QUARTER BY $73 MILLION
Strong production volumes, new production from our North Sea assets and additional capital cost recovery from Block 51 in Yemen increased our third quarter oil and gas DD&A as compared to the third quarter of 2004. The North Sea fields purchased in late-2004 include an allocation of the acquisition cost of our interests in the Scott and Telford fields. North Sea depletion increased our overall corporate average rate by $1.53/boe for the quarter.

Production from Block 51 in Yemen increased our corporate unit depletion by $3.32/boe in the quarter from 2004 as a result of carried interest accounting with respect to the recovery of Block 51 capital costs. Strong production and higher realized oil prices have allowed faster recovery of capital costs we paid on behalf of the government.

By way of offset, we benefited from a strong Canadian dollar as the depletion of our US and international assets are denominated in US dollars. This lowered our depletion rate by $0.68/boe. Depletion from our Canadian assets decreased during the quarter as properties that were sold were removed from the depletion pool. This lowered our corporate unit average by $0.63/boe.

EXPLORATION EXPENSE

                                                                                   Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
                                                                                  2005        2004         2005          2004
------------------------------------------------------------------------------------------------------------------------------
Seismic                                                                             17          15           37            40
Unsuccessful Exploration Drilling                                                    3          27           87            27
Other                                                                               12          12           41            41
                                                                         -----------------------------------------------------
Total Exploration Expense (1)                                                       32          54          165           108
                                                                         =====================================================

New Growth Exploration                                                             133          30          357            96
Geological and Geophysical Costs                                                    17          15           37            40
                                                                         -----------------------------------------------------
Total Exploration Expenditures                                                     150          45          394           136
                                                                         =====================================================

Exploration Expense as a % of Exploration Expenditures                              21%        120%          42%           79%
                                                                         -----------------------------------------------------

Note:
(1) Exploration expense includes results of discontinued operations (see Note 15 to our Unaudited Consolidated Financial Statements).

LOWER EXPLORATION EXPENSE INCREASED QUARTERLY NET INCOME BY $22 MILLION Exploration expense in the quarter included additional costs relating to the unsuccessful Vrede well in the Gulf of Mexico which was abandoned in the second quarter.

Exploration capital spending in the third quarter included exploration activity in the North Sea, the Gulf of Mexico and Yemen. In the North Sea, we had two small exploration successes at Yeoman-1 on Block 15/18b and at Polecat-1 on Block 20/4a. We have a 50% interest in Yeoman and a 40% interest in Polecat. We are currently drilling the Black Horse prospect on Block 15/22 and expect to drill one or two additional exploration wells in the North Sea this year.

In the Gulf of Mexico, drilling activity continued throughout the quarter on our Knotty Head prospect as we drill towards our primary objective at a depth of 32,500 feet. We made a discovery earlier in the year on this prospect in a shallower, secondary objective. Our Castleton prospect on Garden Banks 668 reached its target depth and is being evaluated. We have a 30% non-operated interest in this well. Drilling activity at the Pathfinder and the Ringo Shallow prospects has been delayed due to hurricane damage to the drilling rigs. Pathfinder is expected to resume drilling late this year and Ringo is expected to begin drilling early next year.

In Yemen, we drilled the BAK-I-2 well on Block 51 which was abandoned. The BAK-U-1 well is currently testing a basement target north of the BAK-A field. At BAK-J, we expect to re-enter the well and commence testing and drilling early in the fourth quarter.

OIL AND GAS MARKETING

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2005        2004         2005          2004
------------------------------------------------------------------------------------------------------------------------------
    Marketing Revenue, net                                                          29         144          481           403
    Transportation                                                                (147)       (106)        (475)         (338)
    Other                                                                           (2)          -           (4)           (2)
                                                                         -----------------------------------------------------
Net Revenue                                                                       (120)         38            2            63
                                                                         -----------------------------------------------------

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                             470         445            475         444
    Natural Gas (mmcf/d)                                                         4,989       4,929          4,858       4,703

Value-at-Risk
    Quarter-end                                                                     26          27             26          27
    High                                                                            30          36             30          36
    Low                                                                             14          27             14          17
    Average                                                                         21          33             23          28
                                                                         -----------------------------------------------------

LOWER CONTRIBUTION FROM MARKETING DECREASED QUARTERLY NET INCOME BY $158 MILLION In the third quarter, our marketing division recorded a net revenue loss of $120 million. This results in a loss of $162 million after DD&A and general and administrative expenses. As a marketer of natural gas, we actively hold natural gas in storage and pipeline capacity to transport gas from Alberta to eastern markets. We use financial instruments to preserve the economic value of these physical assets. During the quarter, Hurricanes Katrina and Rita caused volatility in the market, which resulted in a significant increase in the value of our physical assets. At the same time, the value of the financial instruments protecting the value of these assets decreased. Accounting rules require us to recognize the loss on the financial instruments, but they do not allow us to recognize the gain on the offsetting assets until the gas is delivered and sold. The unrecognized economic value of these offsetting assets amounts to $195 million, which we expect to recognize in income over the next two quarters as the gas is delivered and sold in eastern markets.

With respect to crude oil, our crude oil trading group took advantage of time spreads to capture gains. In addition, we realized gains from narrowing heavy and sour differentials by liquidating a portion of our heavy oil and sour oil inventory positions.

COMPOSITION OF NET MARKETING REVENUE

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2005        2004         2005         2004
------------------------------------------------------------------------------------------------------------------------------
Trading Activities                                                                (129)         29          (20)           48
Non-Trading Activities                                                               9           9           22            15
                                                                         -----------------------------------------------------
                                                                                  (120)         38            2            63
                                                                         =====================================================

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

FAIR VALUE OF MARKETING DERIVATIVE CONTRACTS
At September 30, 2005, the fair value of our marketing derivative contracts not designated as accounting hedges totalled $52 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                           MATURITY
--------------------------------------------------------------------------------------------------------------------------------
                                                              less than                                  more than
                                                                  1 year      1-3 years    4-5 years       5 years        Total
                                                            --------------------------------------------------------------------
Prices
    Actively Quoted Markets                                           7             (10)           -             -           (3)
    From Other External Sources                                     (50)             90           12             3           55
    Based on Models and Other Valuation Methods                       -               -            -             -            -
                                                            --------------------------------------------------------------------
Total                                                               (43)             80           12             3           52
                                                            ====================================================================

At September 30, 2005, we had $121 million of unrecognized losses on our marketing derivative contracts designated as accounting hedges of the future sale of our gas inventory. These losses will be recognized in income when the related inventory is sold and gains are recognized. These contracts were valued from actively quoted markets and settle within 12 months.

We do not use option valuation methods to record income on transportation and storage contracts.

CHANGES IN FAIR VALUE OF MARKETING DERIVATIVE CONTRACTS

                                                                                Contracts
                                                                           Outstanding at          Contracts
                                                                             Beginning of       Entered into
(Cdn$ millions)                                                                    Period      During Period           Total
-----------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2004                                                        93                  -              93
    Change in Fair Value of Contracts                                                 259                (70)            189
    Net Losses (Gains) on Contracts Closed                                            (37)              (193)           (230)
    Changes in Valuation Techniques and Assumptions (1)                                 -                  -               -
                                                                           --------------------------------------------------
Fair Value at September 30, 2005                                                      315               (263)             52
                                                                           ==================================
Unrecognized Losses on Hedges of Future Sale of Gas Inventory
    at September 30, 2005                                                                                               (121)
                                                                                                                  -----------
Total Outstanding at September 30, 2005                                                                                  (69)
                                                                                                                  ===========


Note:
(1)  Our valuation methodology has been applied consistently in each period.


TOTAL CARRYING VALUE OF MARKETING DERIVATIVE CONTRACTS

                                                                                                September 30     December 31
(Cdn$ millions)                                                                                         2005            2004
-----------------------------------------------------------------------------------------------------------------------------
Current Assets                                                                                           508            177
Non Current Assets                                                                                       210             91
                                                                                              -------------------------------
   Total Marketing Derivative Contract Assets                                                            718            268
                                                                                              ===============================

Current Liabilities                                                                                      551            129
Non Current Liabilities                                                                                  115             46
                                                                                              -------------------------------
   Total Marketing Derivative Contract Liabilities                                                       666            175
                                                                                              ===============================

Total Marketing Derivative Contract Net Assets (1)                                                        52             93
                                                                                              ===============================

Note:
(1) Does not include effective hedges. We recognize gains and losses on effective hedges in the same period as the hedged item.

NON-TRADING ACTIVITIES
We enter into fee for service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facility. We earned $9 million from these activities in the third quarter (2004 - $9 million) and $22 million year to date (2004 - $15 million).

In 2003 and 2004, we increased our transportation capacity and were paid to assume future obligations associated with this capacity. We have $34 million of deferred revenue on our balance sheet to recognize the liability associated with these obligations. We are amortizing this deferred revenue to earnings as the capacity is used.

CHEMICALS

HIGHER CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $16 MILLION
During the quarter, we monetized a portion of our chemicals operations by creating the Canexus Income Fund through an initial public offering which raised net proceeds of $301 million. Canexus Income Fund invested the offering proceeds into Canexus Limited Partnership, which raised US$167 million ($200 million) in bank debt. Canexus Limited Partnership used the proceeds from Canexus Income Fund's public offering and the bank debt, together with 50.5 million exchangeable units of Canexus Limited Partnership to purchase our chemicals operations. The exchangeable units have a market value of $484 million as of September 30, 2005. We have retained a 61.4% indirect interest in the chemicals operations through our investment in Canexus Limited Partnership and we recorded a gain of $193 million on the dilution of our interest.

Increasing sales volumes and prices continued to generate strong results for the chemicals business. Sodium chlorate volumes have increased compared to 2004 as a result of strong demand and higher production capacity from the Brandon plant expansion completed in October 2004. In addition, the contribution from chemicals includes $9 million of unrealized currency translation gains arising substantially from the translation of US dollar long-term debt and $4 million of income from the change in fair value of US dollar foreign currency call options. Higher transportation costs, however, reduced chemicals contribution by $1 million. Sales and operations at the Brazil plant are strong as a result of continued strong demand from Aracruz Celulose, the primary customer in Brazil.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2005        2004         2005          2004
------------------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock Based Compensation                  82          45          197           137
Stock Based Compensation (1)                                                       260          12          450           110
                                                                         -----------------------------------------------------
Total General and Administrative Expense                                           342          57          647           247
                                                                         =====================================================

Note:
(1) Includes tandem option plan, stock options for our US-based employees and stock appreciation rights.

HIGHER COSTS DECREASED QUARTERLY INCOME BY $285 MILLION
In 2004, we modified our stock option plan to a tandem plan which gives option holders the right to either purchase common shares at the exercise price or to receive cash payments equal to the excess of the market value of the common shares over the exercise price. The obligations resulting from these tandem plans, along with our stock appreciation rights plan are revalued each quarter based on our current share price and the resulting change is included as stock based compensation expense. Our share price has more than doubled since the beginning of the year, adding over $8 billion of shareholder value and creating a year-to-date expense of $450 million.

Our G&A costs have increased from 2004 as a result of higher employee headcount with the North Sea acquisition and increases in employee compensation. Higher insurance costs, increased professional fees and additional director compensation put further pressure on our costs.

INTEREST AND FINANCING COSTS

                                                                                    Three Months              Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2005        2004         2005          2004
------------------------------------------------------------------------------------------------------------------------------
Interest                                                                            68          46          209           145
    Less: Capitalized Interest                                                     (49)        (11)        (125)          (27)
                                                                         -----------------------------------------------------
Net Interest Expense                                                                19          35           84           118
                                                                         =====================================================

LOWER NET INTEREST EXPENSE INCREASED QUARTERLY NET INCOME BY $16 MILLION
Our financing costs have increased compared to 2004 as a result of our late-2004 North Sea acquisition. We incurred additional debt to finance a portion of the acquisition. This higher outstanding debt increased interest expense by $29 million during the quarter and $79 million year to date. However, the stronger Canadian dollar lowered our US-dollar denominated interest by $7 million during the quarter and $15 million year to date.

We are capitalizing interest on our major development projects in the North Sea, Syncrude, Long Lake and Block 51 in Yemen. Capitalized interest increased primarily from the North Sea Buzzard project and additional spending at Long Lake. We expect that capitalized interest will continue to increase as we spend additional capital on these projects prior to their completion in 2006 and 2007.

INCOME TAXES

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2005        2004         2005          2004
------------------------------------------------------------------------------------------------------------------------------
Current                                                                             95          73          255           189
Future                                                                            (227)         37         (270)           52
                                                                         -----------------------------------------------------
Total Provision for Income Taxes                                                  (132)        110          (15)          241
                                                                         =====================================================

Disclosed as:
Provision for Income Taxes - Continuing Operations                                  24          98          114           208
Provision for Income Taxes - Discontinued Operations (1)                          (156)         12         (129)           33
                                                                         -----------------------------------------------------
Total Provision for Income Taxes                                                  (132)        110          (15)          241
                                                                         =====================================================

Effective Tax Rate (%)                                                             (27)         33           (2)           31
                                                                         -----------------------------------------------------

Note:
(1)  See Note 15 to our Unaudited Consolidated Financial Statements.

EFFECTIVE TAX RATE FOR THE QUARTER DECREASES BY 60%
The future tax recovery of $227 million in the third quarter is attributable to the disposition of our oil and gas producing properties in Canada and the sale of our chemicals business to Canexus Limited Partnership. As a result of the dispositions, we revalued our future income tax liabilities for the change in underlying book and tax values. This revaluation resulted in the reduction of our future income tax liabilities. In addition, the gains were taxed at lower capital gains tax rates. Our tax rate for the remainder of the year is expected to be 33%.

Current income taxes include cash taxes in Yemen of $93 million (2004 - $65 million) for the quarter and $222 million (2004 - $168 million) year to date. Our current income tax provision also includes cash taxes in Colombia, federal and state taxes in the US and capital taxes in Canada.

OTHER

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                   2005        2004         2005          2004
------------------------------------------------------------------------------------------------------------------------------
Gain on Dilution of Interest in Chemicals Business                                 193           -          193             -
Gain of Disposition of Oil and Gas Assets
    included as Discontinued Operations                                            225           -          225             -
Decrease in Fair Value of Crude Oil Put Options                                     (1)          -         (184)            -
                                                                         -----------------------------------------------------

Following the sale of our chemicals operations to Canexus Limited Partnership, we recorded a gain on the dilution of our interest from 100% to 61.4% of $193 million. The sale of our Canadian oil and gas properties in Alberta, British Columbia and Saskatchewan gave rise to a gain on sale of $225 million.

Following our North Sea acquisition late last year, we purchased put options on 60,000 bbls/d of oil production for 2005 and 2006, for $144 million, to ensure base cash flow over the next two years as we invest in major development projects. These options create an average floor price for this production of US$43.17/bbl in 2005 and US$38.17/bbl in 2006. Accounting rules require that these options be recorded at fair value throughout their term. As a result, changes in forward crude oil prices cause gains or losses to be recorded on these options each quarter. While a gain of $56 million was recorded in the fourth quarter of 2004, a significant increase in forward crude oil prices during 2005 year to date resulted in an expense of $184 million. The carrying value of these options at the end of the quarter was $16 million.

LIQUIDITY

CAPITAL STRUCTURE

                                                 September 30     December 31
(Cdn$ millions)                                          2005            2004
------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                              167          1,993
   Public Senior Notes                                  2,969          1,813
                                                 -----------------------------
     Senior Debt                                        3,136          3,806
   Subordinated Debt                                      534            553
                                                 -----------------------------
     Total Debt                                         3,670          4,359
   Less: Cash and Cash Equivalents                       (200)           (73)
   Less: Margin Deposits                                 (202)             -
                                                 -----------------------------
                                                        3,268          4,286
   Non-Cash Working Capital (2)                           317            (67)
                                                 -----------------------------
TOTAL NET DEBT                                          3,585          4,219
                                                 =============================

SHAREHOLDERS' EQUITY (3)                                3,685          2,867
                                                 =============================


Notes:
(1) Includes all of our debt and is calculated as long-term debt less net working capital.
(2)  Excludes short-term borrowings.
(3) At September 30, 2005, there were 260,879,092 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

We have been able to take advantage of strong economic results and successful asset disposition programs to reduce our debt level and increase our liquidity since 2004. We have repaid $1.8 billion of bank debt during the year by refinancing with longer-term debt and by divesting of assets. Earlier in the year, we issued US$1.04 billion of senior notes with US$250 million maturing in 10 years and US$790 million maturing in 30 years. This new debt increases the average term to maturity of our debt to 22 years. During the quarter, we successfully completed the sale of certain Canadian conventional oil and gas properties for net proceeds of $900 million after closing adjustments. Canexus raised an additional $301 million of net proceeds in connection with the initial public offering of our chemicals business in the third quarter. Canexus used the $301 million of net proceeds and US$167 million of bank debt to purchase our chemicals business. Funds not used to repay debt will be used to fund future capital investment.

Our liquidity was also enhanced during the quarter by replacing our existing $1.7 billion term credit facilities and the US$500 million North Sea development facility with a new US$2 billion term credit facility available until 2010. We currently have a shelf prospectus in the US and Canada which allows us to raise US$1.5 billion of debt or equity.

CHANGE IN WORKING CAPITAL

                                                                 September 30      December 31       Increase/
(Cdn$ millions)                                                          2005             2004      (Decrease)
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                                 200               73            127
Margin Deposits                                                           202                -            202
Accounts Receivable                                                     2,828            2,100            728
Inventories and Supplies                                                  514              351            163
Accounts Payable and Accrued Liabilities                               (3,663)          (2,377)        (1,286)
Other                                                                       4               (7)            11
                                                                -----------------------------------------------
Net Working Capital                                                        85              140            (55)
                                                                ===============================================

The increase in cash resulted from asset dispositions during the quarter. Proceeds from asset sales were used to repay debt and fund future capital investment. During the quarter, we were required to meet margin deposit requirements relating to certain exchange-traded derivative contracts. At September 30, 2005, these deposits amounted to US$174 million ($202 million). Derivative contracts held by our marketing group which settle in less than 12 months are included in both accounts receivable and accounts payable. Higher gas prices in North America during the quarter increased amounts included in accounts receivable and accounts payable relating to these contracts. Inventories and supplies increased primarily from higher gas storage positions in our marketing group, coupled with the higher cost to purchase gas for storage and high cost for oil in storage. In addition to the increase in our marketing payables, other payables have increased since year-end from the increased current portion of the accrued liability with respect to our stock based compensation programs. Margin deposits increased which offset the current losses on the futures positions used by our marketing group to hedge the change in value of our storage and transportation assets.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

                                                                                                 Nine Months
(Cdn$ millions)                                                                           Ended September 30
-------------------------------------------------------------------------------------------------------------
Capital Expenditures                                                                                   1,923
Cash Flow from Operating Activities                                                                   (1,675)
                                                                                          -------------------
Excess of Capital Expenditures over Cash Flow                                                            248

Dividends on Common Shares                                                                                39
Issue of Common Shares                                                                                   (51)
Net Proceeds from Canexus Initial Public Offering                                                       (301)
Foreign Exchange on US-dollar Denominated Debt and Cash                                                 (129)
Proceeds on Disposition of Oil and Gas Properties                                                       (911)
Increase in Current Obligation Related to Stock Based Compensation                                       284
Increase in Current Obligation Related to Fixed Price Natural Gas Contracts                               63
Costs Related to Divestiture Programs and Debt Issuances                                                  40
Other                                                                                                     84
                                                                                          -------------------
Decrease in Net Debt                                                                                    (634)
                                                                                          ===================

OUTLOOK FOR REMAINDER OF 2005

Our original 2005 full year production guidance was for production to average between 235,000 and 245,000 boe/d before royalties and before asset dispositions. We expect to remain within this original guidance despite hurricane-related downtime, unplanned turnaround activity in the North Sea and our 2005 oil and gas property disposition program. We expect to generate approximately $2.4 billion in cash flow (before remediation and geological and geophysical expenditures) in 2005, assuming the following for the remainder of the year:


----------------------------------------------------------------------------
WTI (US$/bbl)                                                         60.00
NYMEX natural gas (US$/mmbtu)                                          9.00
US to Canadian dollar exchange rate                                    0.80
                                                                    --------

We have incurred almost $2 billion of our planned capital investment for 2005. We expect our total capital investment for 2005 to be approximately $2.7 billion. Our 2005 capital program is largely targeted towards our major development projects in the North Sea, Long Lake, Block 51 in Yemen and Syncrude. We are also investing in the commercial development of our coal bed methane project in Alberta, and additional development wells at Masila in Yemen.

Our future liquidity is primarily dependent on cash flows generated from our operations, our capital requirements and the flexibility of our capital structure. We are in the midst of developing a number of major projects over the next two years and our capital requirement to bring them on-stream is significant. We expect that our cash on hand and future cash flows generated from operations, especially the significant cash flows we expect to generate when our Buzzard project comes on-stream in late-2006 will be sufficient to finance the majority of these known requirements. We also have available undrawn committed credit facilities which provide us with liquidity to meet future funding requirements. During the year, we declared common share dividends of $0.05 per share each quarter.


CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have described these obligations and commitments in our MD&A in our 2004 Annual Report on Form 10-K. During the nine months ended September 30, 2005, we entered into additional capital commitments totaling $300 million related to our major development projects. We expect to incur approximately $290 million of these commitments in the next twelve months and approximately $10 million in one to three years.

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

These new standards are effective for fiscal years beginning on or after October 1, 2006 and early adoption is permitted. Adoption of these standards as at September 30, 2005 would have the following impact on our Unaudited Consolidated Financial Statements:

(Cdn$ millions)                                            Increase/(Decrease)
------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities                                  121
Future Tax Liability                                                      (42)
Shareholders' Equity                                                      (79)
                                                          --------------------

The AcSB issued Section 3831, NON-MONETARY TRANSACTIONS, which replaces Section 3830 and requires all non-monetary transactions to be measured at fair value unless:

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

EQUITY SECURITY REPURCHASES
During the quarter, we made no purchases of our own equity securities.


SUMMARY OF QUARTERLY RESULTS

                                                                                      Three Months Ended
                                                            2003  |                   2004             |          2005
                                                          --------|------------------------------------|-------------------------
(Cdn$ millions)                                              Dec         Mar      Jun     Sept      Dec     Mar      Jun     Sept
                                                          -----------------------------------------------------------------------
Net Sales from Continuing Operations                         611         664      697      778      805     856      909    1,094

Net Income (Loss) from Continuing Operations                 (83) (1)    167      117      200      220      19      170      211
Net Income (Loss) from Discontinued Operations                (3)         17       26       20       26      18       30      404
                                                          -----------------------------------------------------------------------
Net Income (Loss)                                            (86)        184      143      220      246      37      200      615
                                                          =======================================================================

Earnings per Common Share from Continuing Operations
  ($/share)
     Basic                                                 (0.35)       0.65     0.45     0.77     0.84    0.07     0.65     0.81
     Diluted                                               (0.34)       0.64     0.44     0.76     0.83    0.07     0.64     0.79

Earnings per Common Share ($/share)
     Basic                                                 (0.35)       0.72     0.55     0.85     0.95    0.14     0.77     2.36
     Diluted                                               (0.34)       0.71     0.54     0.84     0.94    0.14     0.76     2.30
                                                          -----------------------------------------------------------------------

Note:
(1) Includes an impairment charge of $269 million relating to certain Canadian oil and gas properties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report, including those appearing in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as ANTICIPATE, BELIEVE, INTEND, PLAN, EXPECT, SHOULD, ESTIMATE, BUDGET, OUTLOOK or other similar words, and include statements relating to future production associated with our Long Lake, North Sea and West Africa projects.

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

The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these are interdependent and management's future course of action depends upon our assessment of all information available at that time. Any statements regarding the following are forward-looking statements:

o    future crude oil, natural gas or chemicals prices;
o    future production levels;
o    future cost recovery oil revenues from our operations in Yemen;
o future capital expenditures and their allocation to exploration and development activities;
o    future asset dispositions;
o    future sources of funding for our capital program;
o    future debt levels;
o    future cash flows and their uses;
o    future drilling of new wells;
o    ultimate recoverability of reserves;
o    future changes to reserves estimates;
o operation, production, reserves and prospects relating to Buzzard, Scott and Telford fields and other exploration properties acquired pursuant to our acquisition of EnCana U.K.;
o    expected finding and development costs;
o    expected operating costs;
o    future demand for chemicals products;
o future expenditures and future allowances relating to environmental matters; and
o    dates by which certain areas will be developed or will come on-stream.

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

-------------------
(1) Within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended.

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


CHANGES IN INTERNAL CONTROLS
We have continually had in place systems relating to internal control over financial reporting. During 2005, we continued to improve and enhance our financial reporting systems with the implementation of our existing Systems, Applications and Products in Data Processing (SAP) systems into our chemicals operations. The conversion of data and the implementation and operation of SAP has been continually monitored and reviewed. We have evaluated these changes and confirm that there has not been any change in the Company's internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

                                     PART II

ITEM 6.     EXHIBITS
-------     --------

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 17, 2005.


                                          NEXEN INC.


                                          /s/ Charles w. Fischer
                                          ---------------------------------
                                          Charles W. Fischer
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                          /s/ Michael J. Harris
                                          ---------------------------------
                                          Michael J. Harris
                                          Controller
                                          (Principal Accounting Officer)