Form 10-Q
period 2006-03-31
NEXEN INC
filed 2006-05-01
CIK 16873

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 1-6702

                              [GRAPHIC OMITTED]

                              [LOGO - NEXEN INC.]


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

                   Yes  [X]                 No   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer [X]   Accelerated filer  [_]  Non-Accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                   Yes  [_]                 No   [X]

On March 31, 2006, there were 261,674,080 common shares issued and outstanding.

===============================================================================

                                   NEXEN INC.
                                     INDEX

PART I            FINANCIAL INFORMATION                                                 PAGE
       Item 1.    Unaudited Consolidated Financial Statements ............................3

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operation...............................................26

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............45

       Item 4.    Controls and Procedures................................................45

PART II           OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Security Holders....................46

       Item 6.    Exhibits...............................................................46

This report should be read in conjunction with our 2005 Annual Report on Form 10-K and with our current reports on Form 8-K filed or furnished on February 17 and March 22, 2006.


SPECIAL NOTE TO CANADIAN INVESTORS

Nexen is a US Securities and Exchange Commission (SEC) registrant and a Form 10-K and related forms filer. Therefore, our reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2004, certain Canadian regulatory authorities adopted NATIONAL INSTRUMENT 51-101 - STANDARDS OF DISCLOSURE FOR OIL AND GAS ACTIVITIES (NI 51-101) which prescribe that Canadian companies follow certain standards for the preparation and disclosure of reserves and related information. We have been granted certain exemptions from NI 51-101. Please refer to the SPECIAL NOTE TO CANADIAN INVESTORS on page 80 of our 2005 Annual Report on Form 10-K.


UNLESS WE INDICATE OTHERWISE, ALL DOLLAR AMOUNTS ($) ARE IN CANADIAN DOLLARS, AND OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES ARE PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WHERE APPROPRIATE, INFORMATION ON AN AFTER-ROYALTIES BASIS IS PRESENTED IN TABULAR FORMAT. VOLUMES AND RESERVES INCLUDE SYNCRUDE OPERATIONS UNLESS OTHERWISE STATED.

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

In this 10-Q, we refer to oil and gas in common units called barrel of oil equivalent (boe). A boe is derived by converting six thousand cubic feet of gas to one barrel of oil (6 mcf/1 bbl). This conversion may be misleading, particularly if used in isolation, as the 6 mcf/1 bbl ratio is based on an energy equivalency at the burner tip and does not represent a value equivalency at the well head.

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

On March 31, 2006, the noon-day exchange rate was US$0.8568 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Unaudited Consolidated Statement of Income (Loss)
for the Three Months Ended March 31, 2006 and 2005...........................4

Unaudited Consolidated Balance Sheet
as at March 31, 2006 and December 31, 2005...................................5

Unaudited Consolidated Statement of Cash Flows
for the Three Months Ended March 31, 2006 and 2005...........................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three Months Ended March 31, 2006 and 2005...........................7

Notes to Unaudited Consolidated Financial Statements.........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions, except per share amounts

                                                                                                     2006          2005
------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                                                         980           856
    Marketing and Other (Note 14)                                                                     426            67
                                                                                             ---------------------------
                                                                                                    1,406           923
                                                                                             ---------------------------
EXPENSES
    Operating                                                                                         250           213
    Depreciation, Depletion, Amortization and Impairment                                              266           239
    Transportation and Other                                                                          260           203
    General and Administrative                                                                        214           181
    Exploration                                                                                       103            27
    Interest (Note 7)                                                                                   9            34
                                                                                             ---------------------------
                                                                                                    1,102           897
                                                                                             ---------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                 304            26
                                                                                             ---------------------------

PROVISION FOR INCOME TAXES
    Current                                                                                           109            79
    Future (Note 18)                                                                                  271           (72)
                                                                                             ---------------------------
                                                                                                      380             7
                                                                                             ---------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTERESTS                         (76)           19
    Net Income Attributable to Non-Controlling Interests                                                3             -
                                                                                             ---------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                                          (79)           19
    Net Income from Discontinued Operations (Note 15)                                                   -            18

                                                                                             ---------------------------

NET INCOME (LOSS)                                                                                     (79)           37
                                                                                             ===========================

EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 12)                                                                                 (0.30)         0.07
                                                                                             ===========================

    Diluted (Note 12)                                                                               (0.30)         0.07
                                                                                             ===========================

EARNINGS (LOSS) PER COMMON SHARE ($/share)
    Basic (Note 12)                                                                                 (0.30)         0.14
                                                                                             ===========================

    Diluted (Note 12)                                                                               (0.30)         0.14
                                                                                             ===========================


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                                 March 31     December 31
                                                                                     2006            2005
-----------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                       30              48
      Restricted Cash                                                                124              70
      Accounts Receivable (Note 3)                                                 2,374           3,151
      Inventories and Supplies (Note 4)                                              651             504
      Other                                                                           42              51
                                                                          ----------------------------------
         Total Current Assets                                                      3,221           3,824
                                                                          ----------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $5,705 (December 31, 2005 - $5,468)                        10,011           9,594
    FUTURE INCOME TAX ASSETS                                                         562             410
    DEFERRED CHARGES AND OTHER ASSETS (Note 5)                                       325             398
    GOODWILL                                                                         379             364
                                                                          ----------------------------------

                                                                                  14,498          14,590
                                                                          ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 7)                                                  36               -
      Accounts Payable and Accrued Liabilities                                     3,274           3,710
      Accrued Interest Payable                                                        39              55
      Dividends Payable                                                               13              13
                                                                          ----------------------------------
         Total Current Liabilities                                                 3,362           3,778
                                                                          ----------------------------------

    LONG-TERM DEBT (Note 7)                                                        3,691           3,687
    FUTURE INCOME TAX LIABILITIES                                                  2,385           1,960
    ASSET RETIREMENT OBLIGATIONS (Note 8)                                            605             590
    DEFERRED CREDITS AND OTHER LIABILITIES (Note 9)                                  429             479
    NON-CONTROLLING INTERESTS (Note 2)                                                85              88

    SHAREHOLDERS' EQUITY (Note 11)
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2006 - 261,674,080 shares
                           2005 - 261,140,571 shares                                 763             732
      Contributed Surplus                                                              2               2
      Retained Earnings                                                            3,343           3,435
      Cumulative Foreign Currency Translation Adjustment                            (167)           (161)
                                                                          ----------------------------------
         Total Shareholders' Equity                                                3,941           4,008
                                                                          ----------------------------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 16)
                                                                                  14,498          14,590
                                                                          ==================================


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions

                                                                                                     2006          2005
------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income (Loss) from Continuing Operations                                                     (79)            19
    Net Income from Discontinued Operations                                                            -             18
    Charges and Credits to Income not Involving Cash (Note 13)                                       668            473
    Exploration Expense                                                                              103             27
    Changes in Non-Cash Working Capital (Note 13)                                                     73            (53)
    Other                                                                                            (31)           (42)
                                                                                            ----------------------------
                                                                                                     734            442

FINANCING ACTIVITIES
    Proceeds from (Repayment of) Term Credit Facilities, Net                                          (4)           138
    Proceeds from Long-Term Debt                                                                       -          1,253
    Repayment of Long-Term Debt                                                                        -         (1,241)
    Proceeds from (Repayment of) Short-Term Borrowings, Net                                           35            (10)
    Dividends on Common Shares                                                                       (13)           (13)
    Issue of Common Shares                                                                            13             32
    Other                                                                                             (7)           (16)
                                                                                            ----------------------------
                                                                                                      24            143

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                                                   (719)          (594)
      Proved Property Acquisitions                                                                    (3)            (1)
      Chemicals, Corporate and Other                                                                 (31)            (4)
    Proceeds on Disposition of Assets                                                                  -              2
    Changes in Restricted Cash                                                                       (54)             -
    Changes in Non-Cash Working Capital (Note 13)                                                     23            (14)
    Other                                                                                              7             16
                                                                                            ----------------------------
                                                                                                    (777)          (595)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                                               1              7
                                                                                            ----------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                (18)            (3)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                       48             73
                                                                                            ----------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                             30             70
                                                                                            ============================


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions

                                                                                          2006         2005
-------------------------------------------------------------------------------------------------------------
COMMON SHARES
    Balance at January 1                                                                   732          637
    Issue of Common Shares                                                                   5           15
    Exercise of Stock Options                                                                8           17
    Previously Recognized Liability Relating to Stock Options Exercised                     18           15
                                                                                   -------------------------
    Balance at March 31                                                                    763          684
                                                                                   =========================

CONTRIBUTED SURPLUS
    Balance at January 1                                                                     2            -
    Stock-Based Compensation Expense                                                         -            1
                                                                                   -------------------------
    Balance at March 31                                                                      2            1
                                                                                   =========================

RETAINED EARNINGS
    Balance at January 1                                                                 3,435        2,335
    Net Income (Loss)                                                                      (79)          37
    Dividends on Common Shares                                                             (13)         (13)
                                                                                   -------------------------
    Balance at March 31                                                                  3,343        2,359
                                                                                   =========================

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
    Balance at January 1                                                                  (161)        (105)
    Translation Adjustment, Net of Income Taxes                                             (6)          10
                                                                                   -------------------------
    Balance at March 31                                                                   (167)         (95)
                                                                                   =========================




SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted


1.   ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States (US) GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 20. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at March 31, 2006 and the results of our operations and our cash flows for the three months ended March 31, 2006 and 2005.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to accruals, litigation, environmental and asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2006.

The note disclosure requirements for annual consolidated financial statements provide additional disclosure to that required for interim consolidated financial statements. Accordingly, these Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K. The accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

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

During the quarter, $7 million of distributions were paid to non-Nexen ownership interests.

3.   ACCOUNTS RECEIVABLE

                                                                                                    March 31      December 31
(Cdn$ millions)                                                                                         2006             2005
------------------------------------------------------------------------------------------------------------------------------
Trade
    Marketing                                                                                           1,652          2,400
    Oil and Gas                                                                                           565            614
    Chemicals and Other                                                                                    72             48
                                                                                               -------------------------------
                                                                                                        2,289          3,062
Non-Trade                                                                                                  92             96
                                                                                               -------------------------------
                                                                                                        2,381          3,158
Allowance for Doubtful Accounts                                                                            (7)            (7)
                                                                                               -------------------------------
Total                                                                                                   2,374          3,151
                                                                                               ===============================

4.   INVENTORIES AND SUPPLIES

                                                                                                    March 31      December 31
(Cdn$ millions)                                                                                         2006             2005
------------------------------------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                                             468            320
    Oil and Gas                                                                                             1             11
    Chemicals and Other                                                                                    11             15
                                                                                               -------------------------------
                                                                                                          480            346
Work in Process                                                                                             6              6
Field Supplies                                                                                            165            152
                                                                                               -------------------------------
Total                                                                                                     651            504
                                                                                               ===============================

5.   DEFERRED CHARGES AND OTHER ASSETS

                                                                                                    March 31      December 31
(Cdn$ millions)                                                                                         2006             2005
------------------------------------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 10)                                                        181            232
Deferred Financing Costs                                                                                   62             63
Asset Retirement Remediation Fund                                                                          14             14
Crude Oil Put Options                                                                                       -              4
Other                                                                                                      68             85
                                                                                               -------------------------------
Total                                                                                                     325            398
                                                                                               ===============================

6.   SUSPENDED WELL COSTS

The following table shows the changes in capitalized exploratory well costs included in property, plant and equipment during the three month period ended March 31, 2006 and the year ended December 31, 2005, and does not include amounts that were initially capitalized and subsequently expensed in the same period.

                                                                                                    March 31      December 31
(Cdn$ millions)                                                                                         2006             2005
------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                          252               116
    Additions to Capitalized Exploratory Well Costs Pending the
      Determination of Proved Reserves                                                                   64               174
    Capitalized Exploratory Well Costs Charged to Expense                                               (33)              (27)
    Transfers to Wells, Facilities and Equipment Based on
      Determination of Proved Reserves                                                                    -                (3)
    Effects of Foreign Exchange                                                                           -                (8)
                                                                                               -------------------------------
Balance at End of Period                                                                                283               252
                                                                                               ===============================

The following table shows the aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

                                                                                                    March 31      December 31
(Cdn$ millions)                                                                                         2006             2005
------------------------------------------------------------------------------------------------------------------------------
    Capitalized for a Period of One Year or Less                                                          182            165
    Capitalized for a Period of Greater than One Year                                                     101             87
                                                                                               -------------------------------
Balance at End of Period                                                                                  283            252
                                                                                               ===============================
Number of Projects that have Exploratory Well Costs Capitalized for a Period
    Greater than One Year                                                                                   4              3
                                                                                               -------------------------------

As at March 31, 2006, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block, offshore Nigeria ($68 million), our interest in two exploratory blocks in the Gulf of Mexico ($17 million) and coal bed methane exploratory activities in Canada ($16 million). Exploratory costs offshore Nigeria were first capitalized in 1998 and we have subsequently drilled a further seven successful wells on the block. The joint venture partners have finalized pre-development design studies and have submitted a field development plan for government approval. Drilling activity has resumed and an appraisal and exploration program is currently in progress. When final regulatory approvals have been received and the project has been sanctioned, we will book proved reserves. We have capitalized costs related to successful wells drilled in 2004, 2005 and 2006 in the Gulf of Mexico, and in Canada, we have capitalized exploratory costs relating to our coal bed methane projects. We are currently assessing all of these wells and projects, and we are working with our partners to prepare development plans.

7.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                                                    March 31      December 31
(Cdn$ millions)                                                                                         2006             2005
------------------------------------------------------------------------------------------------------------------------------
Canexus LP Term Credit Facilities (US$147 million drawn)                                                   172            171
Term Credit Facilities                                                                                       -              -
Debentures, due 2006 (1)                                                                                    92             93
Medium-Term Notes, due 2007                                                                                150            150
Medium-Term Notes, due 2008                                                                                125            125
Notes, due 2013 (US$500 million)                                                                           584            583
Notes, due 2015 (US$250 million)                                                                           292            292
Notes, due 2028 (US$200 million)                                                                           233            233
Notes, due 2032 (US$500 million)                                                                           584            583
Notes, due 2035 (US$790 million)                                                                           922            921
Subordinated Debentures, due 2043 (US$460 million)                                                         537            536
                                                                                               -------------------------------
                                                                                                         3,691          3,687
                                                                                               ===============================

Note:
(1) Includes $50 million of principal that was effectively converted through a currency exchange contract to US$37 million.

(a)  INTEREST EXPENSE

                                                                                                            Three Months
                                                                                                           Ended March 31
(Cdn$ millions)                                                                                         2006             2005
------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                                             62             62
Other                                                                                                       4              5
                                                                                               -------------------------------
                                                                                                           66             67
   Less: Capitalized                                                                                      (57)           (33)
                                                                                               -------------------------------
Total                                                                                                       9             34
                                                                                               ===============================

Capitalized interest relates to and is included as part of the cost of our oil and gas and Syncrude properties. The capitalization rates are based on our weighted-average cost of borrowings.

(b)  SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $732 million, of which $36 million was drawn at March 31, 2006 (December 31, 2005 - nil). We have utilized $173 million of these facilities to support outstanding letters of credit at March 31, 2006 (December 31, 2005 - $468 million) principally relating to our marketing business. Interest is payable at floating rates. During the first three months of 2006, the weighted average interest rate on our short-term borrowings was 4.8% (2005 - 3.6%).

(c)  TERM CREDIT FACILITIES

We have committed unsecured, term credit facilities of $2.4 billion, which are available to 2010. The lenders have the option to extend the term annually. Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable monthly at floating rates. During the first three months of 2006, the weighted average interest rate on our term credit facilities was 5.2% (2005 - 4.4%). At March 31, 2006, $142 million of these facilities were utilized to support outstanding letters of credit (December 31, 2005 - $250 million) principally relating to our marketing business.

8.   ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment for the three months ended March 31, 2006 and the year ended December 31, 2005, are as follows:

                                                                   March 31      December 31
(Cdn$ millions)                                                        2006             2005
---------------------------------------------------------------------------------------------
Balance at Beginning of Period                                         611             468
    Obligations Assumed with Development Activities                      9              72
    Obligations Discharged with Disposed Properties                      -             (37)
    Expenditures Made on Asset Retirements                              (3)            (34)
    Accretion                                                            9              26
    Revisions to Estimates                                              (3)            138
    Effects of Foreign Exchange                                          3             (22)
                                                              -------------------------------
Balance at End of Period (1,2)                                         626             611
                                                              ===============================

Notes:
(1) Obligations due within 12 months of $21 million (December 31, 2005 - $21 million) have been included in accounts payable and accrued liabilities.
(2) Obligations relating to our oil and gas activities amount to $579 million (December 31, 2005 - $564 million) and obligations relating to our chemicals business amount to $47 million (December 31, 2005 - $47 million).


Our total estimated undiscounted asset retirement obligations amount to $1,497 million (December 31, 2005 - $1,471 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $85 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

In connection with the sale of our chemicals business to Canexus LP, we have contributed $14 million to a remediation fund to be used for asset retirement obligations associated with the assets sold. This is included on our Unaudited Consolidated Balance Sheet as part of deferred charges and other assets.

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

9.   DEFERRED CREDITS AND OTHER LIABILITIES

                                                                   March 31      December 31
(Cdn$ millions)                                                        2006             2005
---------------------------------------------------------------------------------------------
Fixed Price Natural Gas Contracts (Note 10)                             107              128
Long Term Marketing Derivative Contracts (Note 10)                      101              124
Deferred Transportation                                                  89               87
Stock-Based Compensation Liability                                       34               53
Defined Benefit Pension Obligation                                       41               39
Other                                                                    57               48
                                                              -------------------------------
Total                                                                   429              479
                                                              ===============================

10.  DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE AND FINANCIAL INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

(Cdn$ millions)                                                MARCH 31, 2006                        DECEMBER 31, 2005
--------------------------------------------------------------------------------------     -----------------------------------
                                                  Carrying       Fair    Unrecognized      Carrying     Fair     Unrecognized
                                                     Value      Value     Gain/(Loss)         Value    Value      Gain/(Loss)
                                                 ---------- ---------- ---------------     --------- -------- ----------------

Commodity Price Risk
    Non-Trading Activities
      Crude Oil Put Options                              -         -               -              4        4              -
      Fixed Price Natural Gas Contracts               (138)     (138)              -           (175)    (175)             -
      Natural Gas Swaps                                  5         5               -             29       29              -

    Trading Activities
      Crude Oil and Natural Gas                        209       209                -           161      161              -
      Future Sale of Gas Inventory                       -        (4)              (4)            -      (35)            (35)

Foreign Currency Risk
    Non-Trading Activities                              11        11                -            14       14              -
    Trading Activities                                   4         4                -             8        8              -
                                                 -------------------------------------     -----------------------------------
Total Derivatives                                       91        87               (4)           41        6            (35)
                                                 =====================================     ===================================

Financial Assets and Liabilities
      Long-Term Debt                                (3,691)   (3,773)             (82)       (3,687)   (3,863)         (176)
                                                 =====================================     ===================================

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

CRUDE OIL PUT OPTIONS
We purchased WTI crude oil put options to manage the commodity price risk exposure of a portion of our oil production in 2005 and 2006. These options establish an annual average WTI floor price of US$43/bbl in 2005 and US$38/bbl in 2006 at a cost of $144 million. The 2005 WTI crude oil put options were not used and have expired. The 2006 WTI crude oil put options are stated at fair value on our balance sheet. Any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income (Loss).

                                                Notional                                        Average                  Fair
                                                 Volumes                    Term                  Price                 Value
------------------------------------------------------------------------------------------------------------------------------
                                                (bbls/d)                                       (US$/bbl)       (Cdn$ millions)

WTI Crude Oil Put Options                         30,000                    2006                     39                     -
                                                  20,000                    2006                     38                     -
                                                  10,000                    2006                     36                     -
                                                                                                               ---------------
                                                                                                                            -
                                                                                                               ===============

FIXED-PRICE NATURAL GAS CONTRACTS AND NATURAL GAS SWAPS
In July and August 2005, we sold certain Canadian oil and gas properties and we retained fixed-price natural gas sales contracts that were previously associated with those properties. Since these contracts are no longer used in the normal course of our oil and gas operations, they have been marked-to-market and are included in the Unaudited Consolidated Balance Sheet. Any change in fair value is included in Marketing and Other in the Unaudited Consolidated Statement of Income (Loss).

                                                Notional                                        Average                  Fair
                                                 Volumes                    Term                  Price                 Value
------------------------------------------------------------------------------------------------------------------------------
                                                   (Gj/d)                                         ($/Gj)       (Cdn$ millions)

Fixed-Price Natural Gas Contracts                 22,034                    2006            2.28 - 3.72                   (31)
                                                  15,514             2007 - 2010            2.47 - 2.77                  (107)
                                                                                                               ---------------
                                                                                                                         (138)
                                                                                                               ===============

Following the sale of the Canadian oil and gas properties, we entered into natural gas swaps to economically hedge our exposure to the fixed-price natural gas sales contracts. Any change in fair value is included in Marketing and Other in the Unaudited Consolidated Statement of Income (Loss).

                                                Notional                                        Average                  Fair
                                                 Volumes                    Term                  Price                 Value
------------------------------------------------------------------------------------------------------------------------------
                                                   (Gj/d)                                         ($/Gj)       (Cdn$ millions)

Natural Gas Swaps                                 22,034                    2006           9.02 - 11.81                   (12)
                                                  15,514             2007 - 2010                   7.45                    17
                                                                                                               ---------------
                                                                                                                            5
                                                                                                               ===============

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS
We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock in our margins. The physical and financial commodity contracts (derivative contracts) are stated at market value. The $209 million fair value of the derivative contracts at March 31, 2006 is included in the Unaudited Consolidated Balance Sheet and any change is included in Marketing and Other in the Unaudited Consolidated Statement of Income (Loss).

FUTURE SALE OF GAS INVENTORY
We have certain NYMEX futures contracts and swaps in place, which effectively lock in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts and swaps are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized losses at March 31, 2006 are:

                                                                   Hedged                            Average     Unrecognized
                                                                  Volumes              Month           Price             Loss
------------------------------------------------------------------------------------------------------------------------------
                                                                   (mmcf)                           (US$/mcf)  (Cdn$ millions)

NYMEX Natural Gas Futures                                          11,000       January 2007           10.42               (4)
                                                                                                              ----------------
                                                                                                                           (4)
                                                                                                              ================

(c)  FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

NON-TRADING ACTIVITIES

                                                                                                                         Fair
                                                                     Amount             Term            Rate            Value
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (for US$1.00)   (Cdn$ millions)

Foreign Currency Call Options - Buzzard (i)              (pound)102 million             2006            2.00                -
US Dollar Call Options - Canexus (ii)                US$9.5 million monthly             2006           0.813                3
Foreign Currency Swap (iii)                                   US$37 million             2006           0.736                8
                                                                                                              ----------------
                                                                                                                           11
                                                                                                              ================

(i)  FOREIGN CURRENCY CALL OPTIONS - BUZZARD
Our Buzzard development project in the North Sea creates foreign currency exposure as a portion of the capital costs are denominated in British pounds and Euros. To reduce our exposure to fluctuations in these currencies relative to the US dollar, we purchased foreign currency call options in early 2005, which effectively set a ceiling on most of our British pound and Euro spending exposure from March 2005 through to the end of 2006. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income (Loss).

(ii) US DOLLAR CALL OPTIONS - CANEXUS
The operations of Canexus are exposed to changes in the US-dollar exchange rate as a portion of its sales are denominated in US dollars. In connection with the initial public offering of Canexus, we purchased US-dollar call options to reduce this exposure to fluctuations in the Canadian-US dollar exchange rate. Canexus has the right to sell US$9.5 million monthly and purchase Canadian dollars at an exchange rate of US$0.813 until August 2006. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income (Loss).

On April 3, 2006, Canexus purchased additional US-dollar foreign exchange options. Under the new options contract, Canexus has the right to sell US $5 million monthly and purchase Canadian dollars at an exchange rate of US$0.85 for the period August 16, 2006 to January 10, 2007.

(iii) FOREIGN CURRENCY SWAP
We occasionally use derivative instruments to effectively convert cash flows from Canadian to US dollars and vice versa. At March 31, 2006, we held a foreign currency derivative instrument that obligates us and the counterparty to exchange principal and interest amounts. In November 2006, we will pay US$37 million and receive Cdn$50 million. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income
(Loss).


TRADING ACTIVITIES

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. We enter into forward contracts to sell US dollars. When combined with certain commodity sales contracts, either physical or financial, these forward contracts allow us to lock in our margins on the future sale of crude oil and natural gas. The $4 million fair value of our US dollar forward contracts at March 31, 2006 is included in the Unaudited Consolidated Balance Sheet. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income (Loss).

(d) TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative contracts held by our marketing operation are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                       March 31   December 31
(Cdn$ millions)                                            2006          2005
------------------------------------------------------------------------------
Accounts Receivable                                         348           382
Deferred Charges and Other Assets (1)                       181           232
                                                    --------------------------
    Total Derivative Contract Assets                        529           614
                                                    ==========================

Accounts Payable and Accrued Liabilities                    215           321
Deferred Credits and Other Liabilities (1)                  101           124
                                                    --------------------------
    Total Derivative Contract Liabilities                   316           445
                                                    ==========================

    Total Derivative Contract Net Assets (2)                213           169
                                                    ==========================

Note:
(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) Comprised of $209 million (2005 - $161 million) related to commodity contracts and $4 million (2005 - $8 million) related to US-dollar forward contracts and swaps.

Our exchange-traded derivative contracts are subject to margin deposit requirements. We are required to advance cash to counterparties in order to satisfy these requirements. We have margin deposits of US$63 million ($73 million) at March 31, 2006 (December 31, 2005 - nil), which have been included with restricted cash on our Unaudited Consolidated Balance Sheet.


11.  SHAREHOLDERS' EQUITY

DIVIDENDS
Dividends per common share for the three months ended March 31, 2006 were $0.05 (2005 - $0.05).

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

                                                                                                 Three Months
                                                                                                Ended March 31
(millions of shares)                                                                         2006             2005
-------------------------------------------------------------------------------------------------------------------
Weighted-Average Number of Common Shares Outstanding                                        261.6            259.4
Shares Issuable Pursuant to Stock Options                                                       -             14.8
Notional Shares to be Purchased from Proceeds of Stock Options                                  -            (10.7)
                                                                                     ------------------------------
Weighted-Average Number of Diluted Common Shares Outstanding                                261.6            263.5
                                                                                     ==============================

In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2006, all options were excluded because they have an anti-dilutive impact on the loss per share amounts. In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2005, all options were included because their exercise price was less than the quarterly average common share market price in the period. During the periods presented, outstanding stock options were the only potential dilutive or anti-dilutive instruments.


13.  CASH FLOWS

(a)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                                                Three Months
                                                                                               Ended March 31
(Cdn$ millions)                                                                              2006          2005
-----------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                                          266           239
Stock-Based Compensation                                                                      102           100
Future Income Taxes                                                                           271           (72)
Change in Fair Value of Crude Oil Put Options                                                   4           173
Non-Cash Items included in Discontinued Operations                                              -            30
Net Income Attributable to Non-Controlling Interests                                            3             -
Other                                                                                          22             3
                                                                                     ----------------------------
Total                                                                                         668           473
                                                                                     ============================

(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                                                                  Three Months
                                                                                                Ended March 31
(Cdn$ millions)                                                                              2006            2005
-------------------------------------------------------------------------------------------------------------------
   Accounts Receivable                                                                        829              67
   Inventories and Supplies                                                                  (150)            (99)
   Other Current Assets                                                                         5               4
   Accounts Payable and Accrued Liabilities                                                  (571)            (45)
   Accrued Interest Payable                                                                   (17)              6
                                                                                     ------------------------------
Total                                                                                          96             (67)
                                                                                     ==============================

Relating to:
   Operating Activities                                                                        73             (53)
   Investing Activities                                                                        23             (14)
                                                                                     ------------------------------
Total                                                                                          96             (67)
                                                                                     ==============================

(c)  OTHER CASH FLOW INFORMATION

                                                                        Three Months
                                                                       Ended March 31
(Cdn$ millions)                                                     2006            2005
------------------------------------------------------------------------------------------
Interest Paid                                                         80              56
Income Taxes Paid                                                     70              62
                                                             -----------------------------

14.   MARKETING AND OTHER

                                                                         Three Months
                                                                       Ended March 31
(Cdn$ millions)                                                     2006             2005
------------------------------------------------------------------------------------------
Marketing Revenue, Net                                               437              224
Change in Fair Value of Crude Oil Put Options                         (4)            (173)
Interest                                                               9                3
Foreign Exchange Gains (Losses)                                      (21)              10
Other                                                                  5                3
                                                             -----------------------------
Total                                                                426               67
                                                             =============================

15.   DISCONTINUED OPERATIONS

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

                                                                          Three Months
                                                                        Ended March 31
(Cdn$ millions, except per share amounts)                            2006             2005
-------------------------------------------------------------------------------------------
Revenues and Other Income
    Net Sales                                                         -                60
Expenses
    Operating                                                         -                12
    Depreciation, Depletion, Amortization and Impairment              -                17
    Exploration Expense                                               -                 1
                                                             ------------------------------
Income before Income Taxes                                            -                30
    Future Income Taxes                                               -                12
                                                             ------------------------------
Net Income from Discontinued Operations                               -                18
                                                             ==============================

Earnings Per Common Share ($/share)
   Basic (Note 12)                                                    -               0.07
                                                             ==============================
   Diluted (Note 12)                                                  -               0.07
                                                             ==============================

16.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

As described in Note 15 to the Audited Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K and described below, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations.

In June 2003, a subsidiary of Occidental Petroleum Corporation (Occidental) initiated an arbitration against us at the International Court of Arbitration of the International Chamber of Commerce (ICC Court) regarding an Area of Mutual Interest agreement relating to two small areas (the Heijah/Tawila Extension Lands) of Block 51 in the Republic of Yemen. In April 2006, the ICC Court released its partial award which held that we were obliged to offer Occidental the right to acquire 50% of our interest in the Heijah/Tawila Extension Lands and that we breached that obligation. The result of this award is that Occidental is entitled to monetary damages. The ICC Court did not determine the amount of damages due to Occidental in this partial award. These damages will be determined at the conclusion of the second and final phase of the arbitration which will likely occur in 2007. The amount of damages cannot be reasonably estimated at this time. Resolution of this matter is not expected to have a material adverse effect on our liquidity, consolidated financial position or results of operations.


17.  PENSION AND OTHER POST RETIREMENT BENEFITS

(a)  NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                                           Three Months
                                                                         Ended March 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
Nexen
    Cost of Benefits Earned by Employees                                 4               2
    Interest Cost on Benefits Earned                                     3               3
    Expected Return on Plan Assets                                      (3)             (2)
    Net Amortization and Deferral                                        1               1
                                                               -----------------------------
    Net Pension Expense                                                  5               4
                                                               -----------------------------

Canexus
    Cost of Benefits Earned by Employees                                 1               -
    Interest Cost on Benefits Earned                                     1               -
    Expected Return on Plan Assets                                      (1)              -
    Net Amortization and Deferral                                        -               -
                                                               -----------------------------
    Net Pension Expense                                                  1               -
                                                               -----------------------------

Syncrude
    Cost of Benefits Earned by Employees                                 1               1
    Interest Cost on Benefits Earned                                     1               2
    Expected Return on Plan Assets                                      (1)             (1)
    Net Amortization and Deferral                                        1               -
                                                               -----------------------------
    Net Pension Expense                                                  2               2
                                                               -----------------------------
Total                                                                    8               6
                                                               =============================

(b)  EMPLOYER FUNDING CONTRIBUTIONS

Our expected total funding contributions for 2006 disclosed in Note 16 to the Audited Consolidated Financial Statements in our 2005 Annual Report on Form 10-K have not changed for the Nexen and Canexus defined benefit pension plans and our share of Syncrude's defined benefit pension plan.


18.  PROVISION FOR FUTURE INCOME TAXES

During the three months ended March 31, 2006, we recorded a future income tax expense of $277 million related to an increase in tax rates on oil and gas activities in the United Kingdom. Legislation was introduced to the United Kingdom parliament during the quarter to increase the supplemental tax rate from 10% to 20%, effective January 1, 2006.

19.  OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Syncrude and Chemicals in various geographic locations as described in Note 20 to the Audited Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

THREE MONTHS ENDED MARCH 31, 2006

                                                                                                                Corporate
                                                                                                                      and
(Cdn$ millions)                                      Oil and Gas                        Syncrude(1)  Chemicals      Other   Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Other
                                                 United    United Countries
                                  Yemen   Canada States   Kingdom        (2) Marketing
                                 -------------------------------------------------------
 Net Sales                          328      111    181       134        28          7          84         107         -       980
 Marketing and Other                  3        1      -         2         -        437           -           -       (17)(3)   426
                                 ---------------------- --------------------------------------------------------------------------
                                    331      112    181       136        28        444          84         107       (17)    1,406
 Less: Expenses
  Operating                          36       34     30        22         2          7          53          66         -       250
  Depreciation, Depletion,
    Amortization and
     Impairment                      77       37     55        71         2          3           5          10         6       266
  Transportation and Other            2       10      -         -         -        232           6          10         -       260
  General and Administrative(4)      14       41     34         4        15         36           -           7        63       214
  Exploration                         -        6     62        20        15 (5)      -           -           -         -       103
  Interest                            -        -      -         -         -          -           -           2         7         9
                                 ---------------------- --------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes            202      (16)     -        19        (6)       166          20          12       (93)      304
                                 ========================================================================================
 Less: Provision for Income
  Taxes (6), (7)                                                                                                               380
 Less: Non-Controlling
  Interests                                                                                                                      3
                                                                                                                            ------
 Net Loss                                                                                                                      (79)
                                                                                                                            ======

 Identifiable Assets                630    2,789  1,414     4,966       188      2,743 (8)   1,146         470        152   14,498
                                 =================================================================================================

 Capital Expenditures
  Development and Other              47      325     64       120         9         22          37           2         7       633
  Exploration                         5       46     40        19         7          -           -           -         -       117
  Proved Property Acquisitions        -        2      -         1         -          -           -           -         -         3
                                 -------------------------------------------------------------------------------------------------
                                     52      373    104       140        16         22          37           2         7       753
                                 =================================================================================================

 Property, Plant and Equipment
  Cost                            2,299    3,991  2,491     4,139       256        185       1,275         829       251    15,716
  Less: Accumulated DD&A          1,921    1,334  1,213       275       120         74         173         466       129     5,705
                                 -------------------------------------------------------------------------------------------------
 Net Book Value                     378    2,657  1,278     3,864       136        111       1,102         363       122    10,011
                                 =================================================================================================

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at March 31, 2006 include mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Colombia.
(3) Includes interest income of $8 million, foreign exchange losses of $21 million and decrease in the fair value of crude oil put options of $4 million.
(4)  Includes stock-based compensation expense of $139 million.
(5)  Includes exploration activities primarily in Nigeria and Colombia.
(6)  Includes Yemen cash taxes of $67 million.
(7) Includes future income tax expense of $277 million related to an increase in the supplemental tax rate on oil and gas activities in the United Kingdom (see Note 18).
(8) Approximately 77% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED MARCH 31, 2005

                                                                                                                 Corporate
                                                                                                                       and
(Cdn$ millions)                                       Oil and Gas                        Syncrude(1)  Chemicals      Other   Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                  United    United Countries
                               Yemen   Canada     States   Kingdom        (2) Marketing
                              -------------------------------------------------------

 Net Sales                       283       86        197       102        22          4        66          96         -       856
 Marketing and Other               1        1          -         -         -        224         -           1       (160) (3)  67
                              ----------------------------------------------------------------------------------------------------
                                 284       87        197       102        22        228        66          97      (160)      923
 Less: Expenses
  Operating                       35       29         22        25         1          6        40          55         -       213
  Depreciation, Depletion,
    Amortization and
     Impairment                   65       35         66        46         4          3         4          10         6       239
  Transportation and Other         1        5          -         -         -        172         3          10        12       203
  General and Administrative (4)  10       32         18         1        18         17         -          15        70       181
  Exploration                      1        5         10         3         8 (5)      -         -           -         -        27
  Interest                         -        -          -         -         -          -         -           -        34        34
                              ----------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         172      (19)        81        27        (9)        30        19           7      (282)       26
                              ==========================================================================================
 Less: Provision for Income
  Taxes (6)                                                                                                                     7
 Add: Net Income from
  Discontinued Operations                                                                                                      18
                                                                                                                           ------
 Net Income                                                                                                                    37
                                                                                                                           ======

 Identifiable Assets             758    2,172      1,387     4,538       202      2,020 (7)   954         494        111   12,636
                              ====================================================================================================

 Capital Expenditures
  Development and Other           63      214         19       140         4          1        44           1         2       488
  Exploration                      8       20         72         3         7          -         -           -         -       110
  Proved Property Acquisitions     -        1          -         -         -          -         -           -         -         1
                              ----------------------------------------------------------------------------------------------------
                                  71      235         91       143        11          1        44           1         2       599
                              ====================================================================================================

 Property, Plant and Equipment
  Cost                         2,123    2,807      2,299     3,655       542        158     1,074         829       203    13,690
  Less: Accumulated DD&A       1,623    1,227      1,064        65       412         67       158         425        97     5,138
                              ----------------------------------------------------------------------------------------------------
 Net Book Value                  500    1,580(8)   1,235     3,590       130         91       916         404       106     8,552
                              ====================================================================================================

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at March 31, 2005 include mineral rights of $6 million.
(2) Includes results of operations from producing activities in Nigeria and Colombia.
(3) Includes interest income of $3 million, foreign exchange gains of $10 million and decrease in the fair value of crude oil put options of $173 million.
(4)  Includes  stock-based  compensation expense of $125 million.
(5)  Includes exploration activities primarily in Nigeria and Colombia.
(6)  Includes Yemen cash taxes of $59 million.
(7) Approximately 77% of Marketing's identifiable assets are accounts receivable and inventories.
(8) Excludes PP&E costs of $889 million and accumulated depreciation, depletion and amortization of $440 million relating to the Canadian properties disposed of during 2005 (see Note 15).

20.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED
     ACCOUNTING PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
     FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions, except per share amounts)                                                                  2006          2005
------------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                                                               980          856
    Marketing and Other (ii)                                                                                436           67
                                                                                                    ------------ -------------
                                                                                                          1,416          923
                                                                                                    ------------ -------------
EXPENSES
    Operating (iv)                                                                                          252          215
    Depreciation, Depletion, Amortization and Impairment (i)                                                266          249
    Transportation and Other                                                                                260          203
    General and Administrative (viii)                                                                       221          181
    Exploration                                                                                             103           27
    Interest                                                                                                  9           34
                                                                                                    ------------ -------------
                                                                                                          1,111          909
                                                                                                    ------------ -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                       305           14
                                                                                                    ------------ -------------

PROVISION FOR INCOME TAXES
    Current                                                                                                 109           79
    Deferred (ii); (iv); (viii); (ix)                                                                        (6)         (73)
                                                                                                    ------------ -------------
                                                                                                            103            6
                                                                                                    ------------ -------------

NET INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING INTERESTS                                      202            8
    Net Income Attributable to Non-Controlling Interests                                                      3            -
                                                                                                    ------------ -------------

NET INCOME FROM CONTINUING OPERATIONS                                                                       199            8
    Net Income from Discontinued Operations                                                                   -           18
                                                                                                    ------------ -------------

NET INCOME - US GAAP (1)                                                                                    199           26
                                                                                                    ============ =============

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 12)
      Net Income from Continuing Operations                                                                0.76          0.03
      Net Income from Discontinued Operations                                                                 -          0.07
                                                                                                    ------------ -------------
                                                                                                           0.76          0.10
                                                                                                    ============ =============
    Diluted (Note 12); (x)
      Net Income from Continuing Operations                                                                0.74          0.03
      Net Income from Discontinued Operations                                                                 -          0.07
                                                                                                    ------------ -------------
                                                                                                           0.74          0.10
                                                                                                    ============ =============

Note:
(1)  RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                                                              Three Months
                                                                                                             Ended March 31
      (Cdn$ millions)                                                                                      2006          2005
------------------------------------------------------------------------------------------------------------------------------
      Net Income/(Loss) - Canadian GAAP                                                                     (79)          37
      Impact of US Principles, Net of Income Taxes:
        Depreciation, Depletion, Amortization and Impairment (i)                                              -          (10)
        Liability-Based Stock Compensation Plans (viii)                                                      (4)           -
        Deferred Income Taxes (ix)                                                                          277            -
        Other (ii); (iv)                                                                                      5           (1)
                                                                                                    ------------ -------------
      Net Income - US GAAP                                                                                  199           26
                                                                                                    ============ =============

(b)  UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                                     March 31     December 31
(Cdn$ millions, except share amounts)                                                                    2006            2005
------------------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                                              30             48
      Restricted Cash                                                                                       124             70
      Accounts Receivable                                                                                 2,374          3,151
      Inventories and Supplies                                                                              651            504
      Other                                                                                                  42             51
                                                                                                 -----------------------------
        Total Current Assets                                                                              3,221          3,824
                                                                                                 -----------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $6,098 (December 31, 2005 - $5,861) (iv); (vii)                                    9,965          9,550
    DEFERRED INCOME TAX ASSETS (ix)                                                                         472            410
    DEFERRED CHARGES AND OTHER ASSETS (v); (vi)                                                             272            345
    GOODWILL                                                                                                379            364
                                                                                                 -----------------------------
                                                                                                         14,309         14,493
                                                                                                 =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings                                                                                  36              -
      Accounts Payable and Accrued Liabilities (ii); (viii)                                               3,285          3,745
      Accrued Interest Payable                                                                               39             55
      Dividends Payable                                                                                      13             13
                                                                                                 -----------------------------
        Total Current Liabilities                                                                         3,373          3,813
                                                                                                 -----------------------------

    LONG-TERM DEBT (v)                                                                                    3,634          3,630
    DEFERRED INCOME TAX LIABILITIES (i) - (ix)                                                            1,967          1,906
    ASSET RETIREMENT OBLIGATIONS                                                                            605            590
    DEFERRED CREDITS AND LIABILITIES (vi)                                                                   455            505
    NON-CONTROLLING INTERESTS                                                                                85             88
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2006   - 261,674,080 shares
                      2005   - 261,140,571 shares                                                           763            732
      Contributed Surplus                                                                                     2              2
      Retained Earnings (i); (ii); (iv); (viii); (ix)                                                     3,604          3,418
      Accumulated Other Comprehensive Income (AOCI) (ii); (iii); (vi)                                      (179)          (191)
                                                                                                 -----------------------------
          Total Shareholders' Equity                                                                      4,190          3,961
                                                                                                 -----------------------------

    COMMITMENTS, CONTINGENCIES AND GUARANTEES                                                            14,309         14,493
                                                                                                 =============================

(c) UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions)                                                                                        2006              2005
------------------------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                                                    199               26
Other Comprehensive Income, Net of Income Taxes:
    Translation Adjustment (iii)                                                                         (2)              10
    Unrealized Mark-to-Market Gains/(Losses) (ii)                                                        14               (5)
                                                                                             ---------------------------------
Comprehensive Income                                                                                    211               31
                                                                                             =================================

(d) UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME - US GAAP

                                                                  March 31     December 31
(Cdn$ millions)                                                       2006            2005
-------------------------------------------------------------------------------------------
Translation Adjustment (iii)                                            (163)          (161)
Unrealized Mark-to-Market Losses - Cash Flow Hedges (ii)                  (2)           (16)
Minimum Pension Liability Adjustment (vi)                                (14)           (14)
                                                                 --------------------------
Accumulated Other Comprehensive Income (AOCI)                           (179)          (191)
                                                                 ==========================

NOTES:
i. Under US GAAP, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result, additional depreciation, depletion, amortization and impairment expense of $10 million was included in net income for the three months ended March 31, 2005. The difference was fully amortized during 2005.

ii. Under US GAAP, all derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met.

        CASH FLOW HEDGES
        Changes in the fair value of derivatives that are designated as cash flow hedges are recognized in earnings in the same period as the hedged item. Any fair value change in a derivative before that period is recognized on the balance sheet. The effective portion of that change is recognized in other comprehensive income with any ineffectiveness recognized in net income during the period of change.

        FUTURE SALE OF GAS INVENTORY: At December 31, 2005, losses of $35 million were included in accounts payable with respect to futures contracts and swaps we used to hedge commodity price risk on the future sale of our gas inventory as described in Note 10. Losses of $24 million ($16 million, net of income taxes) related to the effective portion were deferred in AOCI until the underlying gas inventory was sold. These losses were reclassified to marketing and other when the contracts were settled in the first quarter of 2006. The ineffective portion of the losses of $11 million ($7 million, net of income taxes) was recognized in net income during 2005.

        At March 31, 2006, losses of $4 million were included in accounts payable with respect to futures contracts and swaps we used to hedge commodity price risk on the future sale of our gas inventory as described in Note 10. Losses of $3 million ($2 million, net of income taxes) related to the effective portion have been deferred in AOCI until the underlying gas inventory is sold. These losses will be reclassified to marketing and other as the contracts settle over the next 12 months. The ineffective portion of the losses of $1 million ($1 million, net of income taxes) was recognized in net income during the quarter.

        FAIR VALUE HEDGES
        Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both is reflected in earnings. At March 31, 2006 and at December 31, 2005, we had no fair value hedges in place.

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

iv. Under Canadian GAAP, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

        o operating expenses include pre-operating costs of $2 million ($1 million, net of income taxes) (2005 - $2 million ($1 million, net of taxes)); and

        o property, plant and equipment is lower under US GAAP by $27 million (December 31, 2005 - $25 million).

v. Under US GAAP, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $57 million (December 31, 2005 - $57 million) were re-classed and included in long-term debt.

vi. Under US GAAP, the amount by which our accrued pension cost is less than the unfunded accumulated benefit obligation is included in AOCI and accrued pension liabilities. As a result, deferred credits and other liabilities are higher by $26 million (December 31, 2005 - $26 million), deferred charges and other assets are higher by $4 million (December 31, 2005 - $4 million) and $22 million ($14 million, net of income taxes) was included in AOCI (December 31, 2005 - $22 million ($14 million, net of income taxes)).

vii. On January 1, 2003, we adopted FASB Statement 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which resulted in our property, plant and equipment under US GAAP being lower by $19 million.

viii. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair value method of accounting. As a result, general and administrative expense and accounts payable and accrued liabilities are higher under US GAAP by $7 million ($4 million, net of income taxes).

ix. Under US GAAP, enacted tax rates are used to calculate deferred income taxes, whereas under Canadian GAAP, substantively enacted rates are used. During the quarter, the UK government substantively enacted increases to the supplementary tax on oil and gas activities from 10% to 20%, effective January 1, 2006. This created a $277 million future income tax expense during the first quarter of 2006 under Canadian GAAP.

x. Under Canadian GAAP, we excluded all options in calculating the weighted-average number of diluted common shares outstanding at March 31, 2006, because they have an anti-dilutive impact on the loss per share amounts. Under US GAAP the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2006 was 268.5 million shares.


(e)     STOCK-BASED COMPENSATION

CHANGE IN ACCOUNTING POLICY - US GAAP
On January 1, 2006, we adopted FASB Statement 123 (revised), SHARE-BASED PAYMENT (Statement 123(R)) using the modified prospective approach and graded vesting amortization. Under Statement 123(R) our tandem options and stock appreciation rights (StARS) are considered liability-based stock compensation plans. Under the modified prospective approach, no amounts are restated in prior periods. Upon adoption of Statement 123(R), we recorded a cumulative effect of a change in accounting principle of $2 million. This amount was recorded in general and administrative expenses in our US GAAP Consolidated Statement of Income.

Prior to the adoption of Statement 123(R) we accounted for our liability-based stock compensation plans in accordance with FASB Interpretation 28, ACCOUNTING FOR STOCK APPRECIATION RIGHTS AND OTHER VARIABLE STOCK OPTION OR AWARD PLANS (the intrinsic value method). Accordingly, obligations were accrued on a graded vesting basis and represented the difference between the market value of our common shares and the exercise price of underlying options and rights. Under Statement 123(R), obligations for liability-based stock compensation plans are measured at their fair value, and are re-measured at fair value in each subsequent reporting period.

Consistent with Statement 123(R), we account for any stock options that do not include a cash feature (equity-based stock compensation plans), using the fair-value method.

The impact of adopting Statement 123(R) on our results for the three months ended March 31, 2006 is as follows:

(Cdn$ millions)                                                          Prior to adoption    After adoption    Increase /
                                                                           of FAS 123(R)      of FAS 123(R)     (Decrease)
-----------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP                        312               305            (7)
Net Income - US GAAP                                                                   203               199            (4)
Basic Earnings per Common Share - US GAAP ($/share)                                   0.78              0.76         (0.02)
Diluted Earnings per Common Share - US GAAP ($/share)                                 0.76              0.74         (0.02)
                                                                        -----------------------------------------------------

DESCRIPTION OF STOCK-BASED COMPENSATION PLANS
We have granted options to purchase common shares to directors, officers and employees. Each option permits the holder to purchase one Nexen common share at the stated exercise price. Options granted prior to February 2001 vest over four years and are exercisable on a cumulative basis over 10 years. Options granted after February 2001 vest over three years and are exercisable on a cumulative basis over five years. At the time of grant, the exercise price equals the market price. We have common shares reserved for issuance under this plan.

In May 2004, we modified our stock option plan to a tandem option plan by including a cash feature. The tandem options give the holders a right to either purchase common shares at the exercise price or to receive cash payments equal to the excess of the market value of the common shares over the exercise price. Stock options awarded to our US employees between December 1, 2004 and December 1, 2005 do not include a cash feature.

Under our StARs plan established in 2001, employees are entitled to cash payments equal to the excess of the market price of the common shares over the exercise price of the rights. The vesting period and other terms of the plan are similar to the stock option plan. At the time of grant, the exercise price equals the market price.

The total number of options and StARS granted and shares reserved for issue under all of our stock-based compensation plans will not exceed 10% of Nexen's total outstanding common shares.

We have not made any modifications to our stock-based compensation plans since May 2004.

ASSUMPTIONS
We use the Generalized Black-Scholes option pricing model to estimate the fair value of our stock-based compensation, with the following assumptions:

Expected Annual Dividends per Common Share ($/share)    0.20
Expected Volatility                                     42%
Risk-Free Interest Rate                                 4.3% - 4.7%
Weighted-Average Expected Life of
  Compensation Instruments (years)                      2.8  - 3.0

The basis for our assumptions, among other things, is as follows:

    o Annual dividend expectations take into account historical dividend payments and reflect our expectation for future payments

    o Volatility expectations are based on our historical share price volatility.

    o Our risk-free interest rate assumption is derived from interest rates applicable to Government of Canada bonds taking into account the term of our compensation instruments.

    o The weighted-average expected life of our compensation instruments is based on our expectation of future exercise patterns of employees in relatively homogenous groups. These future exercise patterns take into account historical exercise experience for each employee group, historical post-vesting employment termination behaviors, and the contractual terms of our stock-based compensation awards and related vesting schedules.

    o   We assume forfeiture rates based on historical experience.

Our valuation methodology and assumptions are consistent with those previously used under FAS 123.

STOCK OPTIONS

                                                           Weighted       Weighted Average                        Weighted
                                                           Average       Remaining Term to      Aggregate       Average Fair
                                            Number      Exercise Price         Expiry        Intrinsic Value        Value
------------------------------------------------------------------------------------------------------------------------------
                                         (thousands)      ($/option)          (years)        (Cdn $ millions)     ($/option)

Balance at December 31, 2005                 15,315                 28
   Granted                                       18                 56
   Exercised                                   (892)                17
   Forfeited                                    (26)                24
                                         -------------------------------
Balance at March 31, 2006                    14,415                 28                 3.5               517             37
                                         =====================================================================================
Outstanding at March 31, 2006 and
   Expected to Vest                          14,200                 28                 3.5               507             37
                                         -------------------------------------------------------------------------------------
Exercisable at March 31, 2006                 7,270                 18                 3.0               331             45
                                         -------------------------------------------------------------------------------------

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $36 million (2005 - $28 million).

At March 31, 2006, we had $103 million of unrecognized compensation expense related to stock options which we expect to recognize over a weighted-average period of 1.4 years.

At March 31, 2006, there were 16,743,113 common shares reserved for future issuance under existing stock option plans.

STOCK APPRECIATION RIGHTS

                                                           Weighted       Weighted Average                        Weighted
                                                           Average       Remaining Term to      Aggregate       Average Fair
                                            Number      Exercise Price         Expiry        Intrinsic Value        Value
------------------------------------------------------------------------------------------------------------------------------
                                         (thousands)      ($/right)           (years)        (Cdn $ millions)     ($/right)

Balance at December 31, 2005                  5,964                  30
   Granted                                       30                  60
   Exercised for Cash                          (499)                 21
   Forfeited                                    (27)                 37
                                         -------------------------------
Balance at March 31, 2006                     5,468                  31                 3.5               182              36
                                         =====================================================================================
Outstanding at March 31, 2006 and
   Expected to Vest                           5,187                  31                 3.5               175              37
                                         -------------------------------------------------------------------------------------
Exercisable at March 31, 2006                 1,939                  21                 2.6                85              44
                                         -------------------------------------------------------------------------------------

The total intrinsic value of stock appreciation rights exercised during the three months ended March 31, 2006 was $21 million (2005 - $9 million).

At March 31, 2006, we had $52 million of unrecognized compensation expense related to stock appreciation rights which we expect to recognize over a weighted-average period of 1.3 years.


STOCK-BASED COMPENSATION EXPENSE AND PAYMENTS
For the three months ended March 31, 2006, total stock-based compensation expense of $146 million ($98 million, net of taxes) (2005 - $125 million, ($84 million, net of taxes)) was included in general and administrative expense in the Consolidated Statement of Income - US GAAP.

For the three months ended March 31, 2006, cash proceeds of $8 million were received related to the exercise of stock options (2005 - $17 million).

For the three months ended March 31, 2006, cash of $37 million (2005 - $25 million) was paid upon the exercise of stock options and stock appreciation rights. The income tax benefit recorded from the exercise of stock options and stock appreciation rights was $12 million (2005 - $8 million) for the period.


NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, ACCOUNTING FOR PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY. This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement 155, ACCOUNTING FOR CERTAIN HYBRID INSTRUMENTS, which amends Statement 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and Statement 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from its host contract in accordance with Statement 133. Statement 155 also clarifies and amends certain other provisions of Statement 133 and Statement 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 20 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS APRIL 26, 2006.

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

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 80 OF OUR 2005 ANNUAL REPORT ON FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVE ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

WE MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF OUR ASSETS AND LIABILITIES AND THE DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND OUR REVENUES AND EXPENSES DURING THE REPORTED PERIOD. OUR MANAGEMENT REVIEWS THESE ESTIMATES, INCLUDING THOSE RELATED TO ACCRUALS, LITIGATION, ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS, INCOME TAXES AND THE DETERMINATION OF PROVED RESERVES ON AN ONGOING BASIS. CHANGES IN FACTS AND CIRCUMSTANCES MAY RESULT IN REVISED ESTIMATES AND ACTUAL RESULTS MAY DIFFER FROM THESE ESTIMATES.

EXECUTIVE SUMMARY OF FIRST QUARTER RESULTS

                                                              Three Months
                                                             Ended March 31
(Cdn$ millions)                                             2006         2005
------------------------------------------------------------------------------
Net Income (Loss)                                            (79)          37
Earnings (Loss) per Common Share ($/share)                 (0.30)        0.14
Cash Flow from Operating Activities                          734          442

Production, before Royalties (mboe/d)                        222          260
Production, after Royalties (mboe/d)                         159          183
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)      61.11        49.55

Capital Expenditures                                         753          599
Net Debt (1)                                               3,832        4,348
                                                          --------------------

Note:
(1)  Net debt is defined as long-term debt less net working capital.

Continued strength in commodity prices and outstanding results from our marketing group generated solid quarterly results. Quarterly cash flow from operating activities of $734 million reflects the strong oil and gas price of $61.11/boe we realized for our production despite the impact of a weaker US dollar. Our net loss includes $139 million of stock-based compensation expense as a result of our increasing stock price and $277 million of future income tax expense related to a 10% increase in supplemental tax rates applicable to our North Sea operations in the United Kingdom. In 2005, our net income included $125 million of stock-based compensation expense and $173 million of mark-to-market losses on crude oil put options.

The stronger Canadian dollar reduced our results as our sales revenue is denominated in or referenced to US dollars. This is mitigated to some extent as our US-dollar capital expenditures and operating costs are reduced when translated to Canadian dollars. Overall, the higher Canadian dollar reduced our cash flow from operating activities by $43 million and increased our net loss by $17 million.

Our marketing division generated strong results during the quarter, recognizing $166 million of net income before tax. We generated this income in a number of ways. We used our storage and transportation infrastructure to move gas to markets. In addition, we utilized our infrastructure positions to take advantage of location and time spreads. Volatile natural gas markets in North America also presented excellent trading opportunities as weather and the impact of last season's hurricanes in the Gulf of Mexico caused significant fluctuations in natural gas prices, especially between various producing and consuming regions.

Compared to the first quarter of 2005, our production before royalties decreased by 38 mboe/d. Of this decrease, 18 mboe/d relates to Canadian oil and gas properties we sold in the third quarter of 2005. The remainder of the decrease mainly relates to lower production volumes in Yemen and the United States. These lower volumes result from natural declines and also from hurricane-related production downtime in the Gulf of Mexico.

Our major development projects at Syncrude Stage 3, Long Lake and in the North Sea are progressing on schedule and are nearing completion. The start-up of Syncrude Stage 3 is anticipated to increase our share of production capacity by 8,000 bbls/d in the second half of the year. Our Long Lake project is expected to begin steam injection in late 2006, with the upgrader scheduled to start up in the second half of 2007. We expect our share of premium synthetic crude production from Phase 1 of this project to be 30,000 bbls/d. We also expect Buzzard in the North Sea to begin first production in late 2006, adding approximately 85,000 boe/d to our volumes when peak rates are achieved.

We continue to develop our coal bed methane project and production rates are increasing. We approved the development of the Ettrick field in the North Sea during the quarter. Production from this field is expected to commence in 2008 at a rate of 16,000 boe/d, net to us. Exploration spending included the successful drilling of a sidetrack well approximately one mile south of our previously announced Knotty Head discovery in the Gulf of Mexico. We believe that our Knotty Head discovery is a world class discovery and we are continuing field appraisal in order to determine ultimate reserves and formulate an optimal development plan.

Unsuccessful exploration costs related to the Pathfinder well in the Gulf of Mexico, the Black Cat and Zanzibar wells in the North Sea, and the Ukot South well, offshore Nigeria, were expensed during the quarter.

CAPITAL INVESTMENT

A large portion of our capital investment through 2007 is focused on bringing our major development projects on-stream. To date, we have invested over $4.7 billion in the Buzzard, Long Lake and Syncrude Stage 3 development projects. These projects will start to come on-stream in 2006 and we expect our before-royalties production to grow to between 300,000 and 350,000 boe/d in 2007.

In  addition  to  developing  these  projects,   we  are  also  targeting  new
opportunities   through  on-going  exploration  and  the  application  of  new technologies. Details of our capital programs are set out below.

                                                          Major      Early Stage      New Growth       Core Asset
(Cdn$ millions)                                     Development      Development     Exploration      Development       Total
------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                             247               38              16                -         301
   United Kingdom                                           105                9              19                7         140
   Yemen                                                      -                -               5               47          52
   United States                                              2                -              40               62         104
   Canada                                                    19                7              30               16          72
   Other Countries                                            -                6               7                3          16
Syncrude                                                     31                -               -                6          37
                                                 -----------------------------------------------------------------------------
                                                            404               60             117              141         722

Chemicals, Marketing, Corporate and Other                     -                -               -               31          31
                                                 -----------------------------------------------------------------------------
Total Capital                                               404               60             117              172         753
                                                 =============================================================================
As a % of Total Capital                                     54%               8%             15%              23%        100%
                                                 -----------------------------------------------------------------------------

MAJOR AND EARLY STAGE DEVELOPMENT PROJECTS

SYNTHETIC
At Long Lake, we have completed engineering, procurement, and development drilling. We are nearing completion of module fabrication and assembly and are well advanced in field construction. Approximately 78% of total project costs have been committed and they are in-line with our original cost estimates.

All steam-assisted gravity drainage (SAGD) wells have been drilled and 82% have been completed. SAGD module fabrication is almost complete with 85% of modules on site. Upgrader module fabrication is advancing with over 75% of our modules completed and approximately 27% of modules on site.

Our SAGD construction is over 55% complete while the upgrader is just under 40% complete. To date, we have been successful in attracting labour to our site allowing the project to remain on time. Although labour productivity to date has been 20% below expectation, a large portion of our workforce has just been mobilized on our site and we expect to improve productivity as the workforce is familiarized with the site and their scope of work. If labour productivity remains unchanged for the remainder of the project, we believe it can be largely managed within our contingency. Given the advanced state of the overall project, we believe the risk of a material cost overrun is low.

We are on track to begin steam injection in late 2006 and to begin operating the upgrader in the second half of 2007. Production capacity for this phase of Long Lake is approximately 60,000 bbls/d (30,000 bbls/d, net to Nexen) of premium synthetic crude.

Our plan is to expand oil sands production to approximately to 240,000 bbls/d (120,000 bbls/d, net to Nexen) over the next 10 years in phases of 60,000 bbls/d (30,000 bbls/d, net to Nexen) using the same technology and design as Long Lake. We are currently progressing Phase 2 development. We have ordered several major vessels, completed our largest core hole drilling and seismic program and are finalizing regulatory applications. With sanctioning in 2008, Phase 2 is expected to commence synthetic crude oil production in 2011.

UNITED KINGDOM - BUZZARD
Our Buzzard development in the North Sea remains on schedule and on budget. It is over 90% complete and first oil is scheduled for late this year. During the quarter, we began drilling the water injection wells, continued drilling the development wells and substantially completed fabrication of the utilities and production decks. These decks are scheduled to be installed this summer. At its peak, we expect Buzzard to add approximately 85,000 boe/d to our production and generate between $1.6 and $1.7 billion of annual pre-tax cash flow, assuming US $50/bbl WTI. We have a 43.2% operated working interest in Buzzard.

UNITED KINGDOM - ETTRICK
During the quarter, we commenced development of the Ettrick field in the North Sea where we have an 80% operated working interest. The development consists of three production wells and three water injectors tied back to a leased floating production, storage and offloading (FPSO) vessel. Design capacities of the FPSO are 30,000 bbls/d of oil processing, 35 mmcf/d of gas compression and 55,000 bbls/d of water injection. We plan to begin drilling the development wells in 2007 and install and commission the FPSO in 2008. Production from the field is expected to begin in early 2008, with our share reaching approximately 16,000 boe/d.

CANADA - COAL BED METHANE (CBM)
In Canada, we continue to develop the first commercial CBM project in Mannville coals. We currently have eight rigs drilling and are constructing gas processing facilities. Two of these facilities have been completed and two more are expected to be finalized in the third quarter. When fully operational, these four plants will have processing capacity of approximately 94 mmcf/d (38 mmcf/d net to Nexen).

Our CBM production is currently at 4 mmcf/d. We expect this to increase to over 30 mmcf/d by year-end and continue to grow as we add further processing capacity. We are targeting to add at least 150 mmcf/d of production by 2011, generating attractive full-cycle rates of return at gas prices significantly lower than the current market.

Our longer-term production target is based on developing less than half of our CBM lands giving us significant opportunity to further accelerate development and sustain our growth in CBM.

SYNCRUDE - STAGE 3 EXPANSION
The Syncrude Stage 3 expansion is nearing completion with commissioning well underway. The expansion is expected to be on stream by mid-year, adding approximately 8,000 bbls/d of production capacity, net to Nexen.

NEW GROWTH EXPLORATION
In the Gulf of Mexico, the drilling of the exploration well Alaminos Canyon Block 856 No. 1 has been successfully completed. The block is located approximately 140 miles east of the southern Texas coast and is immediately adjacent to the Great White discovery. The well was drilled by the operator, Total E&P USA, Inc. in 7,600 feet of water to a total depth of 14,600 feet and encountered two oil-bearing zones. An appraisal well will be drilled to further assess the extent of the accumulation. We have a 30% non-operated interest in the block and a 10% non-operated interest in the Tobago discovery, located approximately seven miles east.

In the Gulf, we also completed a sidetrack well to delineate the Knotty Head discovery. The well was drilled downdip with a bottom-hole location approximately one mile to the south of the original wellbore. Additional appraisal work is planned to further define the prospect, determine ultimate reserves and formulate an optimal development plan. We have a 25% operated interest in Knotty Head.

For the remainder of the year, we expect to drill 15 to 17 exploration wells and have rigs lined up for all but one of these wells. In the Gulf, we plan to drill seven or eight additional exploration wells. In the North Sea, we have two exploration wells planned for the second half of this year. On Block 51 in Yemen, we are appraising a discovery at BAK-K, located approximately 65 kilometres northwest of our processing facilities. We are encouraged by the presence of oil on this part of the block and plan to drill two or three additional wells during the year to further evaluate and explore this prospect.

FINANCIAL RESULTS

CHANGE IN NET INCOME

(Cdn$ millions)                                                 2006 vs. 2005
------------------------------------------------------------------------------
NET INCOME AT MARCH 31, 2005 (1)                                           37
                                                                  ============
Favourable (Unfavourable) Variances:

Cash Items:
  Production Volumes, after Royalties:
    Crude Oil                                                             (88)
    Natural Gas                                                           (21)
    Change in Crude Oil Inventory                                          (5)
                                                                  ------------
      Total Volume Variance                                              (114)

  Realized Commodity Prices:
    Crude Oil                                                             130
    Natural Gas                                                            34
                                                                  ------------
      Total Price Variance                                                164

  Oil and Gas Operating Expense:
    Conventional                                                            -
    Syncrude                                                              (13)
                                                                  ------------
      Total Operating Expense Variance                                    (13)

  Marketing                                                               155
  Chemicals                                                                (1)
  General and Administrative                                              (19)
  General and Administrative - Stock-Based Compensation Paid              (12)
  Interest Expense                                                         25
  Current Income Taxes                                                    (30)
                                                                  ------------
Total Cash Variance                                                       155

Non-Cash Items:
  Depreciation, Depletion, Amortization and Impairment
      Oil and Gas                                                         (10)
      Other                                                                 -
  Exploration Expense                                                     (75)
  General and Administrative - Stock-Based Compensation Accrual            (2)
  Future Income Taxes                                                    (331)
  Change in Fair Value of Crude Oil Put Options                           169
  Other                                                                   (22)
                                                                  ------------
Total Non-Cash Variance                                                  (271)
                                                                  ------------

NET LOSS AT MARCH 31, 2006                                                (79)
                                                                  ============

Note:
(1) Includes results of discontinued operations (see Note 15 to our Unaudited Consolidated Financial Statements).

Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION

                                                        Three Months Ended March 31
                                                          2006                    2005
-------------------------------------------------------------------------------------------------
                                                 Before        After        Before         After
                                           Royalties (1)   Royalties   Royalties(1)    Royalties
                                           ------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                         102.4        53.7          114.3          57.7
    Canada (2)                                     22.2        17.8           34.7          27.5
    United States                                  19.3        17.0           28.5          25.2
    United Kingdom                                 15.7        15.7           14.9          14.9
    Other Countries                                 5.8         5.3            5.9           5.4
Syncrude (3)                                       14.8        13.4           11.4          11.3
                                           ------------------------------------------------------
                                                  180.2       122.9          209.7         142.0
                                           ------------------------------------------------------
Natural Gas (mmcf/d)
    Canada (2)                                      106          89            143           111
    United States                                   120         102            127           108
    United Kingdom                                   23          23             29            29
                                           ------------------------------------------------------
                                                    249         214            299           248
                                           ------------------------------------------------------
Total Production (mboe/d)                           222         159            260           183
                                           ======================================================

Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Includes the following production from discontinued operations. See Note 15 to our Unaudited Consolidated Financial Statements.

                                                                               Three Months
                                                                              Ended March 31
                                                                            2006         2005
----------------------------------------------------------------------------------------------
Before Royalties
  Crude Oil and NGLs (mbbls/d)                                                 -         11.1
  Natural Gas (mmcf/d)                                                         -           43
After Royalties
  Crude Oil and NGLs (mbbls/d)                                                 -          8.5
  Natural Gas (mmcf/d)                                                         -           29
                                                                        ----------------------

(3) Considered a mining operation for US reporting purposes.

LOWER PRODUCTION DECREASED NET INCOME FOR THE QUARTER BY $114 MILLION Production before royalties decreased 15% from the first quarter in 2005 and declined slightly from the fourth quarter of last year. Our 2006 production excludes volumes from our Canadian oil and gas properties that were sold in the third quarter of 2005. Removing the impact of these property dispositions, production decreased 8% from the first quarter of 2005.

The following table summarizes our production volume changes since the last quarter:

                                                                          Before        After
(mboe/d)                                                                Royalties    Royalties
----------------------------------------------------------------------------------------------
Production, Fourth Quarter 2005                                              225          165
    Production changes:
      Yemen                                                                   (5)          (6)
      Canada                                                                   1            1
      United States                                                            4            4
      United Kingdom                                                          (2)          (2)
      Syncrude                                                                (1)          (3)
                                                                       ----------- -----------
Production, First Quarter 2006                                               222          159
                                                                       =========== ===========

We expect production increases to come from our major development projects at Syncrude Stage 3, Buzzard in the North Sea, and bitumen production from Long Lake commencing later this year. Long Lake synthetic crude oil production is expected to begin in 2007. Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

YEMEN
Production from the Masila field decreased 5% from the fourth quarter and 22% from the first quarter of 2005. Production declines from Masila reflect the maturity of the field and the impact of a reduced 2006 development drilling program. In 2005, we drilled 36 development wells and we have 30 development wells planned for 2006. In the first quarter, we drilled nine of these wells. Base declines are expected to continue as we maximize recovery of the remaining reserves on the block.

Block 51 production increased 55% from the first quarter of 2005, when we used temporary facilities to achieve early production. Most of the permanent processing facilities are now complete and on stream. We have drilled six of our planned 17 development wells. A second drilling rig was added late in the quarter to accelerate this drilling program. Production on Block 51 fell 5% from the fourth quarter as a result of minor equipment repairs and unplanned power outages.

CANADA
Production in Canada increased 3% from the previous quarter from successful drilling on our heavy oil properties and mild winter weather. The warm weather, however, created access limitations in some areas and delayed some of our first quarter drilling activity and re-completion work. Canadian production was 32% lower than the first quarter of 2005 as a result of the sale of certain conventional oil and gas properties in the third quarter of last year. These properties produced approximately 18,300 boe/d in the first quarter of last year. Production volumes in Canada are expected to increase later this year with the commencement of bitumen production from Long Lake and new gas production from our coal bed methane project.

UNITED STATES
Gulf of Mexico production was 12% higher than the previous quarter but 21% lower than the first quarter of 2005. Some of the production that was shut-in from Hurricanes Katrina and Rita was restored during the quarter, but production of 2,300 boe/d remains shut-in due to infrastructure repairs. We expect this production to return mid-year.

While water cuts at Aspen moderated during the quarter, production from Aspen declined 13% from the fourth quarter. We are currently drilling another development well at Aspen but drilling has been suspended following damage to the rig caused by a work boat. The rig is in dry dock for repairs and we expect drilling to resume in the second quarter. Gunnison production increased 3,000 boe/d from the fourth quarter. Gunnison was shut-in during the hurricanes but the wells are currently producing at capacity. Development of the Dawson Deep discovery is expected to be completed later in the year. Development of the Wrigley discovery was delayed by the tight drilling rig market in the Gulf but a rig has been secured and production is expected in early 2007.

UNITED KINGDOM
Production from the Scott and Telford fields was consistent with the first quarter of 2005 but lower by 10% from the previous quarter. Unplanned maintenance late in the quarter reduced gas production and full production has since been restored. Farragon produced approximately 4,000 boe/d during the quarter following start-up in December 2005. Our Buzzard development is on time and on budget, and we expect to begin producing from this field in late 2006.

OTHER COUNTRIES
Production from our Guando field in Colombia averaged 5,800 bbls/d, consistent with the first quarter of 2005. Our infill well drilling program is almost complete and we expect to maintain current production rates for the remainder of the year. We sold our Ejulebe field assets, offshore Nigeria, in the second quarter of 2005.

SYNCRUDE
Syncrude production was reduced 9% from the fourth quarter as a result of maintenance and turnaround work on a coker during the quarter. Production was 30% higher than the first quarter of 2005 as hydrotreating capacity was limited in early 2005. Start-up of the Stage 3 expansion mid-year is expected to increase our production capacity by 8,000 bbls/d. Strong realized prices have enabled us to fully recover allowed capital costs as defined for Alberta government royalty purposes. As a result in 2006, our Syncrude royalty regime increases from a 1% gross revenue royalty to a 25% net revenue royalty. Our production after royalties decreases as a result of this higher royalty rate.

COMMODITY PRICES

                                                                           Three Months
                                                                         Ended March 31
                                                                      2006             2005
--------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                          63.48            49.85
                                                                  --------------------------

    Differentials (1) (US$/bbl)
      Masila (Yemen)                                                  3.76             6.68
      Heavy Oil (Canada)                                             28.89            19.33
      Mars (US)                                                       7.90             7.15
      Dated Brent (UK)                                                1.73             2.35

    Producing Assets (Cdn$/bbl)
      Yemen                                                          68.32            54.38
      Canada                                                         30.00            35.99
      United States                                                  63.73            50.90
      United Kingdom                                                 69.02            54.53
      Other Countries                                                58.81            46.63
      Syncrude                                                       69.95            65.15

    Corporate Average (Cdn$/bbl)                                     63.11            51.33
                                                                  --------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)                  7.87             6.48
    AECO (Cdn$/mcf)                                                   8.79             6.34
                                                                  --------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                          7.65             5.80
      United States                                                   9.06             8.32
      United Kingdom                                                 11.82             6.92

    Corporate Average (Cdn$/mcf)                                      8.71             6.98
                                                                  --------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                61.11            49.55
                                                                  --------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                     0.8660           0.8152
                                                                  --------------------------

Note:
(1)  These differentials represent a discount relative to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $164 MILLION While WTI softened slightly from the previous quarter, it is 27% higher compared to the first quarter of 2005. As a result of strong benchmark commodity prices, we realized higher prices for our crude oil, averaging $63.11/bbl in the quarter, 23% higher than the first quarter of 2005. Our realized gas price increased 25% from a year ago to average $8.71/mcf in the first three months of the year. NYMEX increased 21% in the same period averaging US$7.87/mmbtu.

The full benefit of higher benchmark prices did not flow through to our realized prices as a result of a weaker US dollar during the quarter. All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the weakening US dollar decreased net sales for the quarter by approximately $55 million, and reduced our realized crude oil and natural gas prices by approximately $3.95/bbl and $0.55/mcf, respectively, compared to the first quarter of 2005.

CRUDE OIL REFERENCE PRICES
As was the case in 2005, crude oil supply levels and global demand growth remain adequate, but the availability of refining capacity continued to tighten and worldwide political concerns have not abated. Most worldwide refining capacity requires light-sweet crude as feedstock, but only a small portion of new worldwide supply is light or sweet. With light-sweet crudes in greatest demand but limited supply, prices for both WTI and Brent have remained high.

Throughout the first quarter, strong gasoline prices have supported crude oil prices, as increases to crude stocks were not enough to offset decreases in gasoline stocks. Despite high crude inventories in North America, extended refinery maintenance in the US has increased concerns over the supply of refined products, specifically gasoline inventories heading into the US summer driving season. In addition, new US gasoline regulations have created compliance hurdles for refineries to meet new renewable fuel standards and to secure sufficient replacement gasoline additives ahead of the high-demand summer driving season. The high North American crude inventories are expected to decline as refineries return from maintenance and increase crude oil purchases once again.

Growing anticipation of another significant hurricane season later this year is expected to provide continued support for crude prices, amid concerns about further infrastructure damage, limited refinery capacity and product supply.

On the political side, Nigeria continues to experience production disruptions with almost a quarter of the country's production shut-in at the end of March. Continued political and labour unrest throughout the Middle East and Europe have increased supply concerns. With speculation around many of these events and their possible impact, we continue to see greater volatility and significant participation by hedge funds and other investors in the commodity markets.


CRUDE OIL DIFFERENTIALS
With the exception of Masila and Brent, crude oil differentials widened in the first quarter due to the underlying strength of WTI and the growing worldwide demand for light-sweet crude oil. With light-sweet blends in high demand for the majority of worldwide refineries, and with continued growth in product demand (gasoline and heating oil), refining capacity is having a difficult time keeping up, all in the midst of extended refinery maintenance programs in early 2006. As the demand for lighter blends continues to grow relative to heavy blends, and given that the world's supply of heavy sour crudes is increasing faster than the supply of light crudes, we expect to see differentials remain wide.

In Canada, heavy crude oil differentials widened considerably in the first quarter, averaging just under US$29/bbl. These differentials widened to almost US$33/bbl in February before strengthening to US$27/bbl at the end of March. Canadian heavy oil traded at a larger discount to WTI than other worldwide heavies during the quarter. This reflects normal seasonal decline in demand, mild winter weather and capacity constraints on the Enbridge pipeline relative to growing Canadian heavy crude oil production, which essentially trapped volumes within Canada. In the early part of the second quarter, we have seen Canadian heavy differentials decrease to the US$16/bbl to US$18/bbl range mainly as a result of the onset of seasonal asphalt demand and the shipping of more Canadian heavy volumes to the US Gulf in light of increased pipeline capacity from a recent line reversal. We also expect Canadian heavy differentials to narrow further given the addition of heavy oil upgrading capacity currently underway. This will bring Canadian heavies in line with heavies from the rest of the world.

The US Gulf Coast Mars differential widened slightly, averaging US$7.90/bbl throughout the first quarter. Temporary decline in demand due to refinery maintenance caused this widening in the Mars differential as did the warm winter in North America. Medium sour crude from the Gulf has been competing with incremental OPEC production for limited sour refining capacity worldwide.

The Masila differential narrowed relative to WTI during the first quarter, averaging US$3.76/bbl. Masila crude, unlike other worldwide sour grades, strengthened mainly from higher demand caused by cold weather throughout North Asia.

The Brent/WTI differential strengthened during the first quarter averaging US$1.73/bbl. Production outages in the North Sea and Nigeria, combined with the cold winter in North Asia, helped to push Brent up relative to the North American WTI benchmark. These factors resulted in higher prices for our North Sea barrels.


NATURAL GAS REFERENCE PRICES
NYMEX natural gas prices averaged US$7.87/mmbtu. NYMEX reached record price and volatility levels in late 2005, driven mainly by the US hurricanes last year and speculation around the 2006 North American winter season. Prices have since softened considerably due to a weak winter heating season and the subsequent overhang of high gas inventories. The mildest January temperatures on record in several key North American natural gas consuming regions resulted in a weakening of NYMEX and created a significant build in gas inventories despite the hurricane-related Gulf of Mexico production shut-ins. Inventories at the end of the first quarter reached their highest levels ever for this time period.

Overall, high inventory levels, coupled with forecasts for a worse than average hurricane season later this year, will likely continue to provide price volatility in the coming months.

OPERATING COSTS

                                                          Three Months Ended March 31
(Cdn$/boe)                                              2006                       2005
-------------------------------------------------------------------------------------------------
                                                 Before        After        Before         After
                                           Royalties (1)   Royalties   Royalties(1)    Royalties
                                           ------------------------------------------------------
Conventional Oil and Gas (2)                       6.56        9.50           5.44          8.00
Synthetic Crude Oil
    Syncrude                                      40.12       44.36          39.91         40.31
Total Oil and Gas (2)                              8.78       12.46           6.94          9.94
                                           ------------------------------------------------------

Notes:

(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) 2005 operating costs include results of discontinued operations (see Note 15 to our Unaudited Consolidated Financial Statements).

HIGHER OIL AND GAS OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER
BY $13 MILLION
Operating costs in the quarter were impacted by maintenance and turnaround activities in the Gulf of Mexico and at Syncrude, coupled with industry cost pressures in the US.

Our operations at Masila in Yemen are maturing and have higher operating costs, mainly from increased service rig activity to minimize production declines. These higher costs added $0.05/boe to our corporate average. Block 51 operating costs increased our corporate average by $0.38/boe. This reflects cost increases resulting from increased operating personnel headcount, additional water handling costs and maintenance costs associated with equipment repairs and power outages.

Operating costs in the Gulf of Mexico have increased due to industry cost pressures caused by the 2005 hurricane season. Equipment and transportation costs have not returned to pre-storm levels. We also expensed $3 million of costs relating to workovers on the Shelf during the first quarter. The Gulf of Mexico increased our corporate average by $0.65/boe from the prior year.

North Sea operating costs are largely unchanged but following the sale of Canadian production in 2005, barrels from the North Sea are contributing a higher percentage of our total production. As the North Sea has higher operating costs than our average cost per barrel, the change in production mix has increased our corporate average by $0.09/boe.

US-dollar denominated operating costs were lower when translated to Canadian dollars as a result of the weak US dollar. Our corporate average was reduced by $0.28/boe as a result.

Syncrude increased our corporate average operating costs by $0.92/boe from the first quarter of 2005 primarily as a result of coker turnaround and maintenance costs spread over fewer barrels and higher natural gas prices early in the quarter. Natural gas prices spiked in December and we incurred additional energy costs in January as prices were still high. Operations have returned to normal levels with minimal downtime expected for the remainder of the second quarter.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                          Three Months Ended March 31
(Cdn$/boe)                                              2006                       2005
-------------------------------------------------------------------------------------------------
                                                 Before        After        Before         After
                                           Royalties (1)   Royalties   Royalties(1)    Royalties
                                           ------------------------------------------------------
Conventional Oil and Gas (2)                      12.83        18.58         10.40         15.28
Synthetic Crude Oil
    Syncrude                                       3.78         4.18          3.56          3.60
Average Oil and Gas (2)                           12.23        17.36         10.10         14.47
                                           ------------------------------------------------------

Notes:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) 2005 DD&A includes results of discontinued operations (see Note 15 to our Unaudited Consolidated Financial Statements).


HIGHER OIL AND GAS DD&A REDUCED NET INCOME FOR THE QUARTER BY $10 MILLION
In Yemen, higher Block 51 production increased our corporate unit depletion rate by $1.35/boe compared to the first quarter of 2005 as a result of carried interest accounting for the recovery of Block 51 capital costs. Higher production volumes and realized oil prices have resulted in the faster recovery of capital costs we paid on behalf of the government. In addition, we have started to deplete the permanent facilities, which were completed in late 2005 and early 2006.

North Sea depletion increased our corporate average by $0.75/boe. This increase reflects expensing $15 million of purchase price allocated to unproved properties subject to unsuccessful exploration activities. The sale of Canadian production in 2005 has effectively increased our corporate depletion rate since a greater proportion of our production now comes from the North Sea. Our North Sea assets have higher than average depletion rates. This change in production mix has increased our corporate average by $0.69/boe.

The strengthening Canadian dollar offset these increases as the depletion of our international and US assets is denominated in US dollars. This lowered our corporate average by $0.64/boe compared to the first quarter of 2005.

EXPLORATION EXPENSE

                                                               Three Months
                                                              Ended March 31
(Cdn$ millions)                                              2006        2005
-------------------------------------------------------------------------------
Seismic                                                        22           5
Unsuccessful Exploration Drilling                              65           8
Other                                                          16          15
                                                           --------------------
Total Exploration Expense (1)                                 103          28
                                                           ====================

New Growth Exploration                                        117         110
Geological and Geophysical Costs                               22           5
                                                           --------------------
Total Exploration Expenditures                                139         115
                                                           ====================

Note:
(1) Includes exploration expense from discontinued operations (see Note 15 to our Unaudited Consolidated Financial Statements).


HIGHER EXPLORATION EXPENSE DECREASED NET INCOME FOR THE QUARTER BY $75 MILLION Exploration activity in the quarter was focused in the North Sea and Gulf of Mexico. During the quarter, we completed a successful sidetrack well on our Knotty Head discovery, confirming reservoirs found in the original exploration well. Additional appraisal work is planned to further define the discovery.

Our exploration expense includes costs associated with unsuccessful wells in the Gulf of Mexico, North Sea and Nigeria. In the Gulf of Mexico, we expensed $44 million for the Pathfinder well. Pathfinder, a deep-water sub-salt prospect drilled to a total depth of 31,196 feet, found non-commercial quantities of hydrocarbons. A sidetrack well was also drilled at Pathfinder, but it encountered poor quality sands. No further work is planned and the well has been abandoned.

In the North Sea, unsuccessful exploration drilling at Zanzibar and Black Cat was expensed. Our evaluation of Zanzibar showed no reservoir sands in the target zone. Similarly, the target zones of the Black Cat prospect were wet. Both wells were plugged and abandoned as dry holes and we expensed $17 million during the quarter. Exploration expense also includes costs relating to our Ukot South well, offshore Nigeria, which encountered wet sands and was plugged and abandoned.

Higher geological and geophysical activity in the deep-water Gulf of Mexico increased our seismic costs by $12 million during the quarter as we continue efforts to identify new exploration targets in the area.

OIL AND GAS MARKETING

                                                                              Three Months
                                                                             Ended March 31
(Cdn$ millions)                                                            2006         2005
---------------------------------------------------------------------------------------------
    Marketing Revenue, net                                                  437          224
    Transportation                                                         (232)        (172)
    Other                                                                     -           (2)
                                                                       ----------------------
Net Revenue                                                                 205           50
                                                                       ======================

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                      587          476
    Natural Gas (bcf/d)                                                     5.4          5.0

Value-at-Risk
    Quarter-end                                                              19           26
    High                                                                     26           30
    Low                                                                      17           20
    Average                                                                  20           25
                                                                       ----------------------

HIGHER CONTRIBUTION FROM MARKETING INCREASED NET INCOME BY $155 MILLION
Our gas marketing group took advantage of continuing volatility in the physical and financial North American gas markets caused by hurricanes in 2005 and warmer than expected winter weather. Significant swings in natural gas prices during the winter resulted in large and volatile basis spreads between different locations and different time periods. Recognizing these disconnects, our gas marketing group positioned themselves to benefit from the correction to more historical market price relationships.

Our strategy with respect to our transportation assets enabled us to capture profits as the supply/market basis returned to historic levels. As a result, the financial contracts we use to hedge our transportation increased in value. In addition, we profited from the sale of a portion of our gas in storage early in the quarter when prices were higher. We subsequently re-injected gas volumes into storage later in the quarter when prices fell. Our gas marketing group also focused on trading within markets where we have a physical presence, using both time and location spreads to capture profits. Record market volatility allowed us to take advantage of numerous near-term and longer-term anomalies.

Our crude oil group continued to capitalize on forward prices, using the contango forward price curve (increasing prices) to generate profits.

Results from our marketing group vary by quarter and results for each quarter are not necessarily indicative of results to be expected in future quarters. Quarterly marketing results depend on a variety of factors such as market volatility, changes in time and location spreads, the manner in which we use our storage and transportation assets and the value of the financial instruments we use to hedge these assets.

COMPOSITION OF NET MARKETING REVENUE

                                                              Three Months
                                                             Ended March 31
(Cdn$ millions)                                           2006           2005
------------------------------------------------------------------------------
Trading Activities                                         202            48
Non-Trading Activities                                       3             2
                                                    --------------------------
                                                           205            50
                                                    ==========================

TRADING ACTIVITIES
We enter into contracts to purchase and sell crude oil and natural gas. We also use financial and derivative contracts, including futures, forwards, swaps and options for hedging and trading purposes. These derivative contracts are valued as described in the MD&A included in our 2005 Annual Report on Form 10-K. Results from trading activities include physical purchases and sales, gains and losses on derivative contracts and income relating to our storage and transportation assets.

FAIR VALUE OF DERIVATIVE CONTRACTS
At March 31, 2006, the fair value of our derivative contracts not designated as accounting hedges totalled $213 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                       MATURITY
------------------------------------------------------------------------------------------------------------------------------
                                                         less than                                       more than
                                                           1 year        1-3 years       4-5 years        5 years       Total
                                                        ----------------------------------------------------------------------
Prices
    Actively Quoted Markets                                    58             (10)              (2)            -           46
    From Other External Sources                                75              68               25            (1)         167
    Based on Models and Other Valuation Methods                 -               -                -             -            -
                                                        ----------------------------------------------------------------------
Total                                                         133              58               23            (1)         213
                                                        ======================================================================

At March 31, 2006, we had $4 million of unrecognized losses on our derivative contracts designated as accounting hedges of the future sale of our gas inventory. These losses will be recognized in income when the inventory is sold. These contracts were valued from actively quoted markets and settle within 12 months.

We do not use option valuation methods to record income on transportation and storage contracts.

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

(Cdn$ millions)
-----------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2005                                                                                          169
    Change in Fair Value of Contracts                                                                                    197
    Net Losses (Gains) on Contracts Closed                                                                              (153)
    Changes in Valuation Techniques and Assumptions (1)                                                                    -
                                                                                                              ---------------
Fair Value at March 31, 2006                                                                                             213
Unrecognized Losses on Hedges of Future Sale of Gas Inventory
    at March 31, 2006                                                                                                     (4)
                                                                                                              ---------------
Total Outstanding at March 31, 2006                                                                                      209
                                                                                                              ===============

Note:
(1)  Our valuation methodology has been applied consistently in each period.

TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS

                                                                                                    March 31     December 31
(Cdn$ millions)                                                                                         2006            2005
-----------------------------------------------------------------------------------------------------------------------------
Current Assets                                                                                           348            382
Non Current Assets                                                                                       181            232
                                                                                              -------------------------------
   Total Derivative Contract Assets                                                                      529            614
                                                                                              ===============================

Current Liabilities                                                                                      215            321
Non Current Liabilities                                                                                  101            124
                                                                                              -------------------------------
   Total Derivative Contract Liabilities                                                                 316            445
                                                                                              ===============================

   Total Derivative Contract Net Assets (1)                                                              213            169
                                                                                              ===============================

Note:
(1) Does not include designated hedges. We recognize gains and losses on effective hedges in the same period as the hedged item.

NON-TRADING ACTIVITIES
We enter into fee-for-service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facility. We earned $3 million from these activities in the first quarter (2005 - $2 million).

In 2004 and 2005, we increased our transportation capacity and were paid to assume future obligations associated with this capacity. We have $29 million of deferred revenue on our balance sheet to recognize the liability associated with these obligations. We are amortizing this deferred revenue to earnings as the capacity is used.

CHEMICALS

REDUCED CHEMICALS CONTRIBUTION DECREASED NET INCOME BY $1 MILLION
Net sales increased due to strong volumes and higher prices relative to the first quarter of 2005. However, this favourable result was matched by a corresponding increase in operating costs reflecting high electricity costs driven by high natural gas prices.

In Brazil, our sales and operations remained strong as a result of continued strong demand from Aracruz Cellulose, our primary customer in Brazil, and an expanded presence in the merchant market.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                                              Three Months
                                                                                             Ended March 31
(Cdn$ millions)                                                                           2006             2005
----------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation                          75              56
Stock-Based Compensation (1)                                                               139             125
                                                                                --------------------------------
Total General and Administrative Expense                                                   214             181
                                                                                ================================

Note:
(1) Includes the tandem option plan, stock options for our US-based employees and stock appreciation rights.

HIGHER COSTS DECREASED QUARTERLY NET INCOME BY $33 MILLION
Our stock-based compensation expense increased as the result of our increasing common share price. Our share price was $64.30/share at the end of the quarter, a 16% increase over year end. Cash payments related to our stock-based compensation programs was $37 million during the first quarter.

G&A expenses are increasing from higher employee levels as we continue to develop our oil and gas operations internationally and expand our marketing operations. Strong performance from our marketing group during the quarter also increased our accrual for results-based compensation programs.

INTEREST AND FINANCING COSTS

                                                                                            Three Months
                                                                                           Ended March 31
(Cdn$ millions)                                                                         2006             2005
--------------------------------------------------------------------------------------------------------------
Interest                                                                                  66              67
    Less: Capitalized Interest                                                           (57)            (33)
                                                                                ------------------------------
Net Interest Expense                                                                       9              34
                                                                                ==============================

LOWER INTEREST EXPENSE INCREASED QUARTERLY NET INCOME BY $25 MILLION
Our absolute financing costs are comparable with the first quarter of 2005. Interest expense related to our acquisition credit facilities in 2005 was replaced by the interest costs from the US$1.04 billion of long-term debt issued in March 2005. During the quarter, the stronger Canadian dollar lowered our US-dollar denominated interest by $3 million. New credit facilities from the Canexus LP are included with our results, increasing our expense by $2 million in the quarter.

We are capitalizing interest on our major development projects in the North Sea, at Long Lake and at Syncrude until completion of the projects. Capitalized interest in 2006 increased primarily from additional spending at the Buzzard and Long Lake projects. We expect that capitalized interest will continue to increase as we spend additional capital on these projects prior to their completion later this year and in 2007.

INCOME TAXES

                                                                                           Three Months
                                                                                          Ended March 31
(Cdn$ millions)                                                                        2006             2005
-------------------------------------------------------------------------------------------------------------
Current                                                                                 109             79
Future                                                                                  271            (60)
                                                                                -----------------------------
Total Provision for Income Taxes                                                        380             19
                                                                                =============================

Disclosed as:
Provision for Income Taxes - Continuing Operations                                      380               7
Provision for Income Taxes - Discontinued Operations (1)                                  -              12
                                                                                -----------------------------
Total Provision for Income Taxes                                                        380              19
                                                                                =============================

Effective Tax Rate (%)                                                                  125              34
                                                                                -----------------------------

Note:
(1)  See Note 15 to our Unaudited Consolidated Financial Statements.

EFFECTIVE TAX RATE FOR THE QUARTER INCREASES TO 125%
Current income taxes include cash taxes in Yemen of $67 million (2005 - $59 million). Strong results are generating an increase in current taxes in the US and are expected to continue to increase our current tax provision. Our current income tax provision also includes current taxes in Colombia, federal and state taxes in the US and capital taxes in Canada. Recent tax reductions announced by the Alberta government are expected to reduce future tax expense in the second quarter.

During the quarter, the UK government substantively enacted increases to the supplementary charge on our North Sea oil and gas activities from 10% to 20%, effective January 1, 2006. This has increased our future income tax liabilities, resulting in a charge of $277 million.

OTHER

                                                                                          Three Months
                                                                                         Ended March 31
(Cdn$ millions)                                                                       2006             2005
------------------------------------------------------------------------------------------------------------
Decrease in Fair Value of Crude Oil Put Options                                         (4)           (173)
                                                                                ----------------------------

Following our North Sea acquisition in late 2004, we purchased put options on 60,000 bbls/d of oil production for 2005 and 2006 to ensure base cash flow in those years while we invest in our major development projects. These options created an average floor price for this production of US$43.17/bbl in 2005 and US$38.17/bbl in 2006. Accounting rules require that these options be recorded at fair value throughout their term. As a result, changes in forward crude oil prices cause gains or losses to be recorded on these options at each period end. A gain of $56 million was recorded in the fourth quarter of 2004, bringing the fair value of these options to $200 million. During the first quarter of 2005, a significant increase in forward crude prices resulted in a value loss of $173 million. Strong WTI prices in 2006 have reduced the market value of these options to nil and we expensed $4 million during the first quarter as a result.

LIQUIDITY

CAPITAL STRUCTURE

                                                                         March 31    December 31
(Cdn$ millions)                                                              2006           2005
-------------------------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                                  208            171
   Public Senior Notes                                                      2,982          2,980
                                                                     ----------------------------
     Senior Debt                                                            3,190          3,151
   Subordinated Debt                                                          537            536
                                                                     ----------------------------
     Total Debt                                                             3,727          3,687
   Less: Cash and Cash Equivalents                                            (30)           (48)
                                                                     ----------------------------
                                                                            3,697          3,639
   Less: Non-Cash Working Capital and Restricted Cash (2)                     135              2
                                                                     ----------------------------
TOTAL NET DEBT                                                              3,832          3,641
                                                                     ============================

SHAREHOLDERS' EQUITY (3)                                                    3,941          4,008
                                                                     ============================

Notes:
(1) Includes all of our debt and is calculated as long-term debt less net working capital.
(2)  Excludes short-term borrowings since these are included in bank debt.
(3) At March 31, 2006, there were 261,674,080 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

CHANGE IN WORKING CAPITAL

                                                          March 31     December 31       Increase/
(Cdn$ millions)                                               2006            2005      (Decrease)
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                       30              48            (18)
Restricted Cash                                                124              70             54
Accounts Receivable                                          2,374           3,151           (777)
Inventories and Supplies                                       651             504            147
Accounts Payable and Accrued Liabilities                    (3,274)         (3,710)           436
Other                                                          (10)            (17)             7
                                                       --------------------------------------------
Net Working Capital                                           (105)             46           (151)
                                                       ============================================

Accounts receivable and payable related to our marketing operation decreased from year end as a result of lower natural gas prices. Natural gas prices spiked in December 2005, which increased our accrued gas sales and purchases at the end of the year. Natural gas prices fell 55% early in the quarter, lowering our accruals at the end of the quarter. We also took advantage of low gas prices during the quarter and increased our gas storage position by 12 bcf. Offsetting the decrease in marketing payables was an increase in accrued stock-based compensation obligations as a result of our strong share price.


NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

(Cdn$ millions)
------------------------------------------------------------------------------------------------
Capital Expenditures                                                                       753
Cash Flow from Operating Activities                                                        734
                                                                                   -------------
Excess of Capital Expenditures over Cash Flow                                               19

Dividends on Common Shares                                                                  13
Issue of Common Shares                                                                     (13)
Foreign Exchange Translation of US-dollar Debt and Cash                                     12
Increase in Current Obligation Related to Stock-Based Compensation                         104
Other                                                                                       56
                                                                                   -------------
Increase in Net Debt                                                                       191
                                                                                   =============

OUTLOOK FOR REMAINDER OF 2006
We continue to expect our 2006 full year production to average between 220,000 and 240,000 boe/d before royalties. We expect to generate approximately $2.6 billion in cash flow (before remediation and geological and geophysical expenditures) in 2006, assuming the following for the remainder of the year:

------------------------------------------------------------------------------
WTI (US$/bbl)                                                           55.00
NYMEX Natural Gas (US$/mmbtu)                                            9.25
US to Canadian Dollar Exchange Rate                                      0.85
                                                                 -------------

To date, we have incurred approximately 25% of our planned 2006 capital investment of $2.9 billion. Our 2006 capital program is largely targeted towards our major development projects in the North Sea, Long Lake, coal bed methane, and Syncrude Stage 3, all planned to come on-stream within the next two years.

Our future liquidity is primarily dependent on cash flows generated from our operations, existing committed credit facilities and our ability to access debt and equity markets. We are in the midst of developing a number of major projects over the next two years and our capital requirement to bring them on-stream is significant. Based on the assumptions noted above, we expect our capital investment program and dividend requirements to exceed our cash flow by more than $250 million in 2006. We plan to fund this shortfall by drawing on our unused committed credit facilities. In the fourth quarter of 2006, we will also repay $92 million of medium term notes that become due, which we expect to fund using our committed credit facilities. At March 31, 2006, we had undrawn committed term credit facilities of $2.4 billion that are available until 2010, of which $142 million was utilized to support outstanding letters of credit. We also had $732 million of uncommitted, unsecured credit facilities, of which $36 million was drawn at March 31, 2006 and $173 million was utilized to support outstanding letters of credit.

In the first quarter of 2006, we declared common share dividends of $0.05 per share (2005 - $0.05). We expect to declare common share dividends of $0.15 per share in the remainder of the year.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES
We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2005 Annual Report on Form 10-K. During the quarter, our capital commitments related to our major development projects increased by $410 million, mainly relating to the signing of contracts relating to our Ettrick development in the North Sea. Of the increase, we expect to incur approximately $46 million in one to three years time, $216 million in four to five years time and $148 million after five years.

CONTINGENCIES
There are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations. These matters are described in LEGAL PROCEEDINGS in Item 3 contained in our 2005 Annual Report on Form 10-K. There have been no significant developments since year end except as noted below.

In June 2003, a subsidiary of Occidental Petroleum Corporation (Occidental) initiated an arbitration against us at the International Court of Arbitration of the International Chamber of Commerce (ICC Court) regarding an Area of Mutual Interest agreement relating to two small areas (the Heijah/Tawila Extension Lands) of Block 51 in the Republic of Yemen. In April 2006, the ICC Court released its partial award which held that we were obliged to offer Occidental the right to acquire 50% of our interest in the Heijah/Tawila Extension Lands and that we breached that obligation. The result of this award is that Occidental is entitled to monetary damages. The ICC Court did not determine the amount of damages due to Occidental in this partial award. These damages will be determined at the conclusion of the second and final phase of the arbitration which will likely occur in 2007. The amount of damages cannot be reasonably estimated at this time. Resolution of this matter is not expected to have a material adverse effect on our liquidity, consolidated financial position or results of operations.

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

These new standards are effective for fiscal years beginning on or after October 1, 2006 and early adoption is permitted. Adoption of these standards as at March 31, 2006 would have the following impact on our Unaudited Consolidated Financial Statements:

(Cdn$ millions)                                            Increase/(Decrease)
------------------------------------------------------------------------------
Accounts Payable                                                            4
Future Income Tax Liabilities                                              (1)
Shareholders' Equity                                                       (3)
                                                           -------------------

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

In March 2006, the CICA's Emerging Issues Committee issued Abstract 160, STRIPPING COSTS INCURRED IN THE PRODUCTION PHASE OF A MINING OPERATION (EIC-160). EIC-160 outlines accounting for overburden and mine waste materials removed in the process of accessing mineral deposits according to the benefit received by the entity. Generally, stripping costs should be accounted for as variable production costs and included in the costs of inventory produced in the period the stripping costs are incurred. If it can be shown that the stripping was for betterment of the mineral property, stripping costs should be capitalized. The standard outlines the requirement for amortization of capitalized stripping costs as well as a reconciliation of stripping costs incurred in the production phase. EIC-160 is effective for fiscal years beginning on or after July 1, 2006. We do not expect the adoption of this section will have any material impact on our results of operations or financial position.

US PRONOUNCEMENTS
In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, ACCOUNTING FOR PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY. This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold. The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold. The consensus should be applied to new arrangements entered into and modifications or renewals of existing agreements, beginning with the second quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement 155, ACCOUNTING FOR CERTAIN HYBRID INSTRUMENTS, which amends Statement 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and Statement 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from its host contract in accordance with Statement 133. Statement 155 also clarifies and amends certain other provisions of Statement 133 and Statement 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

On January 1, 2006 we adopted FASB Statement 123 (revised), SHARE-BASED PAYMENT (Statement 123(R)) using the modified prospective approach and graded vesting amortization. Under Statement 123(R) our tandem options and stock appreciation rights are considered liability based stock compensation plans. Under the modified prospective approach, no amounts are restated in prior periods. Upon adoption of Statement 123(R) we recorded a cumulative effect of a change in accounting principle of $2 million. This amount was recorded in general and administrative expenses in our US GAAP Consolidated Income Statement.

The impact of adopting SFAS 123(R) on our results as reported under US GAAP for the three months ended March 31, 2006 is as follows:


                                                                         Prior to adoption    After adoption     Increase/
(Cdn$ millions, except per share amounts)                                  of FAS 123(R)      of FAS 123(R)     (Decrease)
--------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP                        312               305           (7)
Net Income - US GAAP                                                                   203               199           (4)
Basic Earnings per Common Share - US GAAP ($/share)                                   0.78              0.76        (0.02)
Diluted Earnings per Common Share - US GAAP ($/share)                                 0.76              0.74        (0.02)
                                                                        --------------------------------------------------

Prior to the adoption of Statement 123(R) we accounted for our liability based stock compensation plans in accordance with FASB Interpretation. 28, ACCOUNTING FOR STOCK APPRECIATION RIGHTS AND OTHER VARIABLE STOCK OPTION OR AWARD PLANS (the intrinsic value method). Accordingly, obligations were accrued on a graded vesting basis and represented the difference between the market value of our common shares and the exercise price of underlying options and rights. Under Statement 123(R), obligations for liability based stock compensation plans are measured at their fair value, and are re-measured in each subsequent reporting period.

At March 31, 2006, we had $103 million of unrecognized compensation expense related to tandem options which we expect to recognize over a weighted-average period of 1.4 years and $52 million of unrecognized compensation expense related to stock appreciation rights which we expect to recognize over a weighted-average period of 1.3 years.

EQUITY SECURITY REPURCHASES

During the quarter we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS

                                                                                   Three Months Ended
                                                                          2004                    2005                    2006
                                                           --------------------------------------------------------------------
(Cdn$ millions, except per share amounts)                      Jun    Sept     Dec      Mar      Jun     Sep      Dec      Mar
-------------------------------------------------------------------------------------------------------------------------------
Net Sales from Continuing Operations                           697     778     805      856      909   1,094    1,073      980

Net Income (Loss) from Continuing Operations                   117     200     226       19      170     211      300      (79)
Net Income from Discontinued Operations                         26      20      20       18       30     404        -        -
                                                           --------------------------------------------------------------------
Net Income (Loss)                                              143     220     246       37      200     615      300      (79)
                                                           ====================================================================

Earnings (Loss) per Common Share from
     Continuing Operations ($/share)
   Basic                                                      0.45    0.77    0.87     0.07     0.65    0.81     1.15    (0.30)
   Diluted                                                    0.44    0.76    0.86     0.07     0.64    0.79     1.12    (0.30)

Earnings (Loss) per Common Share ($/share)
   Basic                                                      0.55    0.85    0.95     0.14     0.77    2.36     1.15    (0.30)
   Diluted                                                    0.54    0.84    0.94     0.14     0.76    2.30     1.12    (0.30)
                                                           --------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report, including those appearing in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as ANTICIPATE, BELIEVE, INTEND, PLAN, EXPECT, ESTIMATE, BUDGET, OUTLOOK or other similar words, and include statements relating to future production associated with our coal bed methane, Long Lake, Syncrude, North Sea and West Africa projects.

These statements are subject to known and unknown risks and uncertainties and other factors which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. These risks, uncertainties and other factors include:

  o   market prices for oil, natural gas and chemicals products;
  o   our  ability to  produce  and  transport  crude oil and  natural  gas to markets;
  o   the  results  of  exploration  and  development   drilling  and  related
      activities;
  o   foreign-currency exchange rates;
  o economic conditions in the countries and regions in which we carry on business;
  o governmental actions that increase taxes, change environmental and other laws and regulations;
  o   renegotiations of contracts;
  o   results of litigation, arbitration or regulatory proceedings; and
  o political uncertainty, including actions by terrorists, insurgent or other groups, or other armed conflict, including conflict between states.

The above items and their possible impact are discussed more fully in the section titled RISK FACTORS in Item 7 and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK in Item 7A of our 2005 Annual Report on Form 10-K.

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


--------
(1) Within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to normal market risks inherent in the oil and gas and chemicals business, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We recognize these risks and manage our operations to minimize our exposures to the extent practical. The information presented on market risks in Item 7A on pages 75 - 78 in our 2005 Annual Report on Form 10-K has not changed materially since December 31, 2005.

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

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. During the first quarter, we continued to improve and enhance our financial reporting systems by implementing our existing Systems, Applications and Products in Data Processing (SAP) systems into our UK oil and gas operations. The conversion of data and the implementation and operation of SAP has been continually monitored and reviewed. To keep pace with growth in our US operations, we are implementing additional inventory tracking and procure-to-pay process controls. We have evaluated these changes and confirm that there has not been any change in the Company's internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

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



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2006.

                                          NEXEN INC.


                                          /s/ Charles W. Fischer
                                          ---------------------------
                                          Charles W. Fischer
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                          /s/ Michael J. Harris
                                          ----------------------------
                                          Michael J. Harris
                                          Controller
                                          (Principal Accounting Officer)