Form 10-Q
period 2006-06-30
NEXEN INC
filed 2006-07-14
CIK 16873

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2006

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

                   Yes  [_]                 No   [X]

On June 30, 2006, there were 262,142,876 common shares issued and outstanding.

==============================================================================

                                  NEXEN INC.
                                     INDEX

PART I         FINANCIAL INFORMATION                                       PAGE

    Item 1.    Unaudited Consolidated Financial Statements ...................3

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................28

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk....47

    Item 4.    Controls and Procedures.......................................47

PART II        OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders...........48

    Item 6.    Exhibits......................................................48

This report should be read in conjunction with our 2005 Annual Report on Form 10-K and with our current reports on Form 8-K filed or furnished on February 17, March 22, April 27, June 13 and July 5, 2006.


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

/d        =   per day                                mboe     =   thousand barrels of oil equivalent
bbl       =   barrel                                 mmboe    =   million barrels of oil equivalent
mbbls     =   thousand barrels                       mcf      =   thousand cubic feet
mmbbls    =   million barrels                        mmcf     =   million cubic feet
mmbtu     =   million British thermal units          bcf      =   billion cubic feet
boe       =   barrels of oil equivalent              tcf      =   trillion cubic feet
NGL       =   natural gas liquid                     SAGD     =   steam-assisted gravity drainage
WTI       =   West Texas Intermediate                CBM      =   coalbed methane
                                                     Gj       =   gigajoule

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

On June 30, 2006, the noon-day exchange rate was US$0.8969 for Cdn$1.00, as reported by the Bank of Canada.

                                    PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                               TABLE OF CONTENTS

                                                                          Page

Unaudited Consolidated Statement of Income
for the Three and Six Months Ended June 30, 2006 and 2005....................4

Unaudited Consolidated Balance Sheet
as at June 30, 2006 and December 31, 2005....................................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Six Months Ended June 30, 2006 and 2005....................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three and Six Months Ended June 30, 2006 and 2005....................7

Notes to Unaudited Consolidated Financial Statements.........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions, except per share amounts

                                                                   Three Months          Six Months
                                                                   Ended June 30       Ended June 30
                                                                   2006     2005       2006     2005
-----------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                     1,039      909      2,019    1,765
    Marketing and Other (Note 15)                                   376      242        802      309
                                                                 ------------------------------------
                                                                  1,415    1,151      2,821    2,074
                                                                 ------------------------------------
EXPENSES
    Operating                                                       223      216        473      429
    Depreciation, Depletion, Amortization and Impairment            260      253        526      492
    Transportation and Other                                        203      169        463      372
    General and Administrative                                      111      124        325      305
    Exploration                                                      46      105        149      132
    Interest (Note 8)                                                11       31         20       65
                                                                 ------------------------------------
                                                                    854      898      1,956    1,795
                                                                 ------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               561      253        865      279
                                                                 ------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                         136       81        245      160
    Future (Note 19)                                                 13        2        284      (70)
                                                                 ------------------------------------
                                                                    149       83        529       90
                                                                 ------------------------------------

NET INCOME FROM CONTINUING OPERATIONS
   BEFORE NON-CONTROLLING INTERESTS                                 412      170        336      189
    Net Income Attributable to Non-Controlling Interests              6       --          9       --
                                                                 ------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                               406      170        327      189
    Net Income from Discontinued Operations (Note 16)                --       30         --       48
                                                                 ------------------------------------

NET INCOME                                                          406      200        327      237
                                                                 ====================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 13)                                                1.55     0.65       1.25     0.73
                                                                 ====================================

    Diluted (Note 13)                                              1.52     0.64       1.22     0.72
                                                                 ====================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 13)                                                1.55     0.77       1.25     0.91
                                                                 ====================================

    Diluted (Note 13)                                              1.52     0.76       1.22     0.90
                                                                 ====================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                             June 30   December 31
                                                                                2006          2005
---------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                  86             48
      Restricted Cash and Margin Deposits                                        58             70
      Accounts Receivable (Note 4)                                            2,388          3,151
      Inventories and Supplies (Note 5)                                         745            504
      Other                                                                      29             51
                                                                            -----------------------
         Total Current Assets                                                 3,306          3,824
                                                                            -----------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $5,703 (December 31, 2005 - $5,468) (Note 7)          10,335          9,594
    FUTURE INCOME TAX ASSETS                                                    656            410
    DEFERRED CHARGES AND OTHER ASSETS (Note 6)                                  309            398
    GOODWILL                                                                    362            364
                                                                            -----------------------

                                                                             14,968         14,590
                                                                            =======================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 8)                                             87             --
      Accounts Payable and Accrued Liabilities                                2,990          3,710
      Accrued Interest Payable                                                   52             55
      Dividends Payable                                                          13             13
                                                                            -----------------------
         Total Current Liabilities                                            3,142          3,778
                                                                            -----------------------

    LONG-TERM DEBT (Note 8)                                                   3,929          3,687
    FUTURE INCOME TAX LIABILITIES                                             2,438          1,960
    ASSET RETIREMENT OBLIGATIONS (Note 9)                                       621            590
    DEFERRED CREDITS AND OTHER LIABILITIES (Note 10)                            446            479
    NON-CONTROLLING INTERESTS (Note 2)                                           84             88

    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2006 - 262,142,876 shares
                           2005 - 261,140,571 shares                            799            732
      Contributed Surplus                                                         3              2
      Retained Earnings                                                       3,736          3,435
      Cumulative Foreign Currency Translation Adjustment                       (230)          (161)
                                                                            -----------------------
         Total Shareholders' Equity                                           4,308          4,008
                                                                            -----------------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 17)
                                                                             14,968         14,590
                                                                            =======================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                    Three Months           Six Months
                                                                    Ended June 30         Ended June 30
                                                                   2006      2005        2006      2005
--------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income from Continuing Operations                           406       170         327       189
    Net Income from Discontinued Operations                          --        30          --        48
    Charges and Credits to Income not Involving Cash (Note 14)      295       335         963       808
    Exploration Expense                                              46       105         149       132
    Changes in Non-Cash Working Capital (Note 14)                  (377)      (43)       (304)      (96)
    Other                                                             4        (6)        (27)      (48)
                                                                 ---------------------------------------
                                                                    374       591       1,108     1,033

FINANCING ACTIVITIES
    Proceeds from (Repayment of) Term Credit Facilities, Net        417       124         413       262
    Proceeds from Long-Term Debt                                     --        --          --     1,253
    Repayment of Long-Term Debt                                      --        --          --    (1,241)
    Proceeds from (Repayment of) Short-Term Borrowings, Net          50       (41)         85       (51)
    Dividends on Common Shares (Note 12)                            (13)      (13)        (26)      (26)
    Issue of Common Shares and Exercise of Stock Options             24         8          37        40
    Other                                                            (7)       --         (14)      (16)
                                                                 ---------------------------------------
                                                                    471        78         495       221

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                  (767)     (651)     (1,486)   (1,245)
      Proved Property Acquisitions                                   --        (5)         (3)       (6)
      Chemicals, Corporate and Other                                (52)      (20)        (62)      (24)
    Business Acquisitions, Net of Cash Acquired (Note 3)            (57)       --         (78)       --
    Proceeds on Disposition of Assets                                25         5          25         7
    Changes in Restricted Cash and Margin Deposits                   66        --          12        --
    Changes in Non-Cash Working Capital (Note 14)                    36        41          59        27
    Other                                                           (11)       (9)         (4)        7
                                                                 ---------------------------------------
                                                                   (760)     (639)     (1,537)   (1,234)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                            (29)        2         (28)        9
                                                                 ---------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                56        32          38        29

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      30        70          48        73
                                                                 ---------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            86       102          86       102
                                                                 =======================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                            Three Months            Six Months
                                                                            Ended June 30          Ended June 30
                                                                            2006      2005        2006      2005
-----------------------------------------------------------------------------------------------------------------
COMMON SHARES
    Balance at Beginning of Period                                           763       684         732       637
    Issue of Common Shares                                                    21         8          26        40
    Exercise of Stock Options                                                  3        --          11        --
    Previously Recognized Liability Relating to Stock Options Exercised       12         2          30        17
                                                                          ---------------------------------------
    Balance at End of Period                                                 799       694         799       694
                                                                          =======================================

CONTRIBUTED SURPLUS
    Balance at Beginning of Period                                             2         1           2        --
    Stock-Based Compensation Expense                                           1        --           1         1
                                                                          ---------------------------------------
    Balance at End of Period                                                   3         1           3         1
                                                                          =======================================

RETAINED EARNINGS
    Balance at Beginning of Period                                         3,343     2,359       3,435     2,335
    Net Income                                                               406       200         327       237
    Dividends on Common Shares (Note 12)                                     (13)      (13)        (26)      (26)
                                                                          ---------------------------------------
    Balance at End of Period                                               3,736     2,546       3,736     2,546
                                                                          =======================================

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
    Balance at Beginning of Period                                          (167)      (95)       (161)     (105)
    Translation Adjustment, Net of Income Taxes                              (63)       13         (69)       23
                                                                          ---------------------------------------
    Balance at End of Period                                                (230)      (82)       (230)      (82)
                                                                          =======================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.   ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States (US) GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 21. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at June 30, 2006 and the results of our operations and our cash flows for the three and six months ended June 30, 2006 and 2005.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to accruals, litigation, environmental and asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2006.

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

Our interest in Canexus LP is greater than 50%. As a result, we have the right to nominate a majority of the members of the board of Canexus Limited, the corporation with responsibility for the strategic management and operational decisions of Canexus and Canexus LP. Nexen has nominated two representatives to the 10-member board of Canexus Limited. Since we have retained effective control of our chemicals business, the results, assets and liabilities of this business have been included in these financial statements. The non-Nexen ownership interests in our chemicals business are shown as non-controlling interests.

During the three and six month periods ended June 20, 2006, $7 million and $14 million respectively, of distributions were paid to non-Nexen ownership interests.

3.   BUSINESS ACQUISITIONS

We completed minor business acquisitions in the first half of 2006 for consideration of $78 million, net of cash acquired. These acquisitions were accounted for using the purchase method of accounting and we recorded goodwill of $12 million.

4.   ACCOUNTS RECEIVABLE

                                                                   June 30      December 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
Trade
    Marketing                                                         1,702          2,400
    Oil and Gas                                                         584            614
    Chemicals and Other                                                  58             48
                                                                  --------------------------
                                                                      2,344          3,062
Non-Trade                                                                51             96
                                                                  --------------------------
                                                                      2,395          3,158
Allowance for Doubtful Accounts                                          (7)            (7)
                                                                  --------------------------
Total                                                                 2,388          3,151
                                                                  ==========================

5.   INVENTORIES AND SUPPLIES

                                                                   June 30      December 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                           559            320
    Oil and Gas                                                           4             11
    Chemicals and Other                                                  14             15
                                                                  --------------------------
                                                                        577            346
Work in Process                                                           5              6
Field Supplies                                                          163            152
                                                                  --------------------------
Total                                                                   745            504
                                                                  ==========================

6.   DEFERRED CHARGES AND OTHER ASSETS

                                                                   June 30      December 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 11)                      131            232
Deferred Financing Costs                                                 61             63
Crude Oil Put Options (Note 11)                                          29              4
Asset Retirement Remediation Fund (Note 9)                               13             14
Other                                                                    75             85
                                                                  --------------------------
Total                                                                   309            398
                                                                  ==========================

7.   SUSPENDED WELL COSTS

The following table shows the changes in capitalized exploratory well costs included in property, plant and equipment during the six month period ended June 30, 2006 and the year ended December 31, 2005, and does not include amounts that were initially capitalized and subsequently expensed in the same period.

                                                                   June 30      December 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
Balance at Beginning of Period                                         252              116
    Additions to Capitalized Exploratory Well Costs Pending the
      Determination of Proved Reserves                                 172              174
    Capitalized Exploratory Well Costs Charged to Expense              (33)             (27)
    Transfers to Wells, Facilities and Equipment Based on
      Determination of Proved Reserves                                  (8)              (3)
    Effects of Foreign Exchange                                        (11)              (8)
                                                                  --------------------------
Balance at End of Period                                               372              252
                                                                  ==========================

The following table shows the aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

                                                                   June 30      December 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
    Capitalized for a Period of One Year or Less                        240            165
    Capitalized for a Period of Greater than One Year                   132             87
                                                                  --------------------------
Balance at End of Period                                                372            252
                                                                  ==========================
Number of Projects that have Exploratory Well Costs Capitalized
    for a Period Greater than One Year                                    5              3
                                                                  --------------------------

As at June 30, 2006, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block, offshore Nigeria ($76 million), our interests in three exploratory blocks in the Gulf of Mexico ($45 million) and coal bed methane exploratory activities in Canada ($11 million). Exploratory costs offshore Nigeria were first capitalized in 1998 and we have subsequently drilled a further seven successful wells on the block. The joint venture partners have finalized pre-development design studies and have submitted a field development plan for government approval. When final regulatory approvals are received and the project has been sanctioned, we will book proved reserves. We have capitalized costs related to successful wells drilled in 2004, 2005 and 2006 in the Gulf of Mexico, and in Canada, we have capitalized exploratory costs relating to our coal bed methane projects. We are currently assessing all of these wells and projects, and we are working with our partners to prepare development plans.

8.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                   June 30      December 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
Canexus LP Term Credit Facilities (US$146 million drawn)                 163            171
Term Credit Facilities (US$350 million drawn)                            390             --
Debentures, due 2006 (1)                                                  91             93
Medium-Term Notes, due 2007                                              150            150
Medium-Term Notes, due 2008                                              125            125
Notes, due 2013 (US$500 million)                                         557            583
Notes, due 2015 (US$250 million)                                         279            292
Notes, due 2028 (US$200 million)                                         223            233
Notes, due 2032 (US$500 million)                                         557            583
Notes, due 2035 (US$790 million)                                         881            921
Subordinated Debentures, due 2043 (US$460 million)                       513            536
                                                                  --------------------------
                                                                       3,929          3,687
                                                                  ==========================

Note:
(1) Includes $50 million of principal that was effectively converted through a currency exchange contract to US$37 million.

(a)  INTEREST EXPENSE

                                                    Three Months           Six Months
                                                   Ended June 30           Ended June 30
(Cdn$ millions)                                   2006        2005        2006        2005
-------------------------------------------------------------------------------------------
Long-Term Debt                                      65          70         127         132
Other                                                6           4          10           9
                                                  -----------------------------------------
                                                    71          74         137         141
   Less: Capitalized                               (60)        (43)       (117)        (76)
                                                  -----------------------------------------
Total                                               11          31          20          65
                                                  =========================================

Capitalized interest relates to and is included as part of the cost of our oil and gas and Syncrude properties. The capitalization rates are based on our weighted-average cost of borrowings.

(b)  SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $731 million, $87 million of which was drawn at June 30, 2006 (December 31, 2005 - nil). We have also utilized $69 million of these facilities to support outstanding letters of credit at June 30, 2006 (December 31, 2005 - $468 million), principally relating to our marketing business. Interest is payable at floating rates. The weighted average interest rate on our short-term borrowings was 5.4% for the three months ended June 30, 2006 (2005 - 3.5%) and 5.3% for the six months ended June 30, 2006 (2005 - 3.2%).

(c)  TERM CREDIT FACILITIES

At June 30, 2006, we had committed, unsecured term credit facilities of $2.3 billion, which are available to 2010. At June 30, 2006, US$350 million ($390 million) was drawn on these facilities (December 31, 2005 - nil). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable monthly at floating rates. The weighted average interest rate on our term credit facilities was 5.7% for the three months ended June 30, 2006 (2005 - 4.0%) and 5.5% for the six months ended June 30, 2006 (2005 -
4.4%). At June 30, 2006, $157 million of these facilities were utilized to support outstanding letters of credit (December 31, 2005 - $250 million), principally relating to our marketing business.

9.   ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment for the six months ended June 30, 2006 and the year ended December 31, 2005, are as follows:

                                                                   June 30      December 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
Balance at Beginning of Period                                         611              468
    Obligations Assumed with Development Activities                     25               72
    Obligations Discharged with Disposed Properties                     (1)             (37)
    Expenditures Made on Asset Retirements                              (8)             (34)
    Accretion                                                           18               26
    Revisions to Estimates                                              (2)             138
    Effects of Foreign Exchange                                         (1)             (22)
                                                                  --------------------------
Balance at End of Period (1,2)                                         642              611
                                                                  ==========================

Notes:
(1) Obligations due within 12 months of $21 million (December 31, 2005 - $21 million) have been included in accounts payable and accrued liabilities.
(2) Obligations relating to our oil and gas activities amount to $594 million (December 31, 2005 - $564 million) and obligations relating to our chemicals business amount to $48 million (December 31, 2005 - $47 million).


Our total estimated undiscounted asset retirement obligations amount to $1,547 million (December 31, 2005 - $1,471 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $79 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

In connection with the sale of our chemicals business in 2005 to Canexus LP, we contributed $14 million to a remediation fund which is being used for asset retirement obligations associated with the assets sold. We have included this on our Unaudited Consolidated Balance Sheet as deferred charges and other assets.

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

10.  DEFERRED CREDITS AND OTHER LIABILITIES

                                                                   June 30      December 31
(Cdn$ millions)                                                       2006             2005
--------------------------------------------------------------------------------------------
Fixed-Price Natural Gas Contracts (Note 11)                             92              128
Deferred Transportation                                                 91               87
Long-Term Marketing Derivative Contracts (Note 11)                      86              124
Stock-Based Compensation Liability                                      40               53
Defined Benefit Pension Obligation                                      42               39
Other                                                                   95               48
                                                                  --------------------------
Total                                                                  446              479
                                                                  ==========================

11.  DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE AND FINANCIAL INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

(Cdn$ millions)                                          JUNE 30, 2006                        DECEMBER 31, 2005
--------------------------------------------------------------------------------    -----------------------------------
                                            Carrying       Fair    Unrecognized     Carrying     Fair     Unrecognized
                                               Value      Value     Gain/(Loss)        Value    Value      Gain/(Loss)
                                           -------------------------------------    -----------------------------------
Commodity Price Risk
    Non-Trading Activities
      Crude Oil Put Options                       29         29              --            4        4             --
      Fixed Price Natural Gas Contracts         (119)      (119)             --         (175)    (175)            --
      Natural Gas Swaps                           (3)        (3)             --           29       29             --

    Trading Activities
      Crude Oil and Natural Gas                  231        231              --          161      161             --
      Future Sale of Gas Inventory                --          6               6           --      (35)           (35)

Foreign Currency Risk
    Non-Trading Activities                        13         13              --           14       14             --
    Trading Activities                             5          5              --            8        8             --
                                           -------------------------------------    -----------------------------------
Total Derivatives                                156        162               6           41        6            (35)
                                           =====================================    ===================================

Financial Assets and Liabilities
      Long-Term Debt                          (3,929)    (3,862)            67        (3,687)  (3,863)          (176)
                                           =====================================    ===================================

The estimated fair value of all derivative instruments is based on quoted market prices and, if not available, on estimates from third-party brokers or dealers. The carrying value of cash and cash equivalents, restricted cash and margin deposits, amounts receivable and short-term obligations approximates their fair value because the instruments are near maturity.

(b)  COMMODITY PRICE RISK MANAGEMENT

NON-TRADING ACTIVITIES

We generally sell our crude oil and natural gas under short-term market based contracts.

CRUDE OIL PUT OPTIONS
In 2006, we purchased WTI crude oil put options to provide a base level of price protection without limiting our upside to higher prices. These options establish an annual average WTI floor price of US$50/bbl in 2007 on 105,000 bbls/d at a cost of $26 million. In 2004, we purchased WTI crude oil put options to manage the commodity price risk exposure of a portion of our oil production in 2005 and 2006. These options establish an annual average WTI floor price of US$43/bbl in 2005 and US$38/bbl in 2006 at a cost of $144 million. The 2005 WTI crude oil put options were not used and have expired. The 2006 and 2007 WTI crude oil put options are stated at fair value on our balance sheet. Any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

                                      Notional                                 Average             Fair
                                       Volumes                    Term           Price            Value
--------------------------------------------------------------------------------------------------------
                                      (bbls/d)                                (US$/bbl)  (Cdn$ millions)
WTI Crude Oil Put Options               30,000                    2006              39               --
                                        20,000                    2006              38               --
                                        10,000                    2006              36               --
                                       105,000                    2007              50               29
                                                                                         ---------------
                                                                                                     29
                                                                                         ===============

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

                                      Notional                                 Average             Fair
                                       Volumes                    Term           Price            Value
--------------------------------------------------------------------------------------------------------
                                        (Gj/d)                                   ($/Gj)  (Cdn$ millions)
Fixed-Price Natural Gas Contracts       15,514             2006 - 2007     2.28 - 2.47              (27)
                                        15,514             2007 - 2010     2.47 - 2.77              (92)
                                                                                         ---------------
                                                                                                   (119)
                                                                                         ===============

Following the sale of the Canadian oil and gas properties, we entered into natural gas swaps to economically hedge our exposure to the fixed-price natural gas sales contracts. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

                                      Notional                                 Average             Fair
                                       Volumes                    Term           Price            Value
--------------------------------------------------------------------------------------------------------
                                        (Gj/d)                                  ($/Gj)   (Cdn$ millions)
Natural Gas Swaps                       15,514             2006 - 2007    9.17 - 10.59               (9)
                                        15,514             2007 - 2010            7.60                6
                                                                                         ---------------
                                                                                                     (3)
                                                                                         ===============

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS
We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock in our margins. The physical and financial commodity contracts (derivative contracts) are stated at market value. The $231 million fair value of the derivative contracts at June 30, 2006 is included in the Unaudited Consolidated Balance Sheet and any change is included in marketing and other in the Unaudited Consolidated Statement of Income.

FUTURE SALE OF GAS INVENTORY
We have certain NYMEX futures contracts and swaps in place, which effectively lock in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts and swaps are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized gains at June 30, 2006 are:

                                       Hedged                            Average     Unrecognized
                                      Volumes              Month           Price             Gain
--------------------------------------------------------------------------------------------------
                                       (mmcf)                          (US$/mcf)   (Cdn$ millions)
NYMEX Natural Gas Futures              27,190       January 2007           10.61                6
                                                                                  ----------------
                                                                                                6
                                                                                  ================

(c)  FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

NON-TRADING ACTIVITIES

                                                                                                                         Fair
                                                                        Amount            Term           Rate           Value
------------------------------------------------------------------------------------------------------------------------------
                                                                                                (for US$1.00)   (Cdn$ millions)
Foreign Currency Call Options - Buzzard (i)          (British pound)49 million            2006           2.00               --
Canadian Dollar Call Options - Canexus (ii)        US$9.5 million/US$5 million     2006 - 2007   0.813 - 0.85                4
Foreign Currency Swap (iii)                                      US$37 million            2006          0.736                9
                                                                                                                --------------
                                                                                                                            13
                                                                                                                ==============

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

(ii) CANADIAN DOLLAR CALL OPTIONS - CANEXUS
The operations of Canexus are exposed to changes in the US-dollar exchange rate as a portion of its sales are denominated in US dollars. In connection with the initial public offering of Canexus, Canexus LP purchased Canadian dollar call options to reduce this exposure to fluctuations in the Canadian-US dollar exchange rate. Canexus LP has the right to sell US$9.5 million monthly and purchase Canadian dollars at an exchange rate of US$0.813 until August 2006. On April 3, 2006, Canexus LP purchased additional Canadian dollar call options. Under these option contracts, Canexus LP has the right to sell US$5 million monthly and purchase Canadian dollars at an exchange rate of US$0.85 for the period August 16, 2006 to January 10, 2007. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

(iii) FOREIGN CURRENCY SWAP
We occasionally use derivative instruments to effectively convert cash flows from Canadian to US dollars and vice versa. At June 30, 2006, we held a foreign currency derivative instrument that obligates us and the counterparty to exchange principal and interest amounts. In November 2006, we will pay US$37 million and receive Cdn$50 million. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

TRADING ACTIVITIES

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. We enter into forward contracts to sell US dollars. When combined with certain commodity sales contracts, either physical or financial, these forward contracts allow us to lock in our margins on the future sale of crude oil and natural gas. The $5 million fair value of our US dollar forward contracts at June 30, 2006 is included in the Unaudited Consolidated Balance Sheet. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

(d)  TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative contracts held by our marketing operation are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                                             June 30   December 31
(Cdn$ millions)                                                                 2006          2005
---------------------------------------------------------------------------------------------------
Accounts Receivable                                                              449           382
Deferred Charges and Other Assets (1)                                            131           232
                                                                            -----------------------
    Total Derivative Contract Assets                                             580           614
                                                                            =======================

Accounts Payable and Accrued Liabilities                                         258           321
Deferred Credits and Other Liabilities (1)                                        86           124
                                                                            -----------------------
    Total Derivative Contract Liabilities                                        344           445
                                                                            =======================

    Total Derivative Contract Net Assets (2)                                     236           169
                                                                            =======================

Notes:
(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) Comprised of $231 million (2005 - $161 million) related to commodity contracts and $5 million (2005 - $8 million) related to US-dollar forward contracts and swaps.

Our exchange-traded derivative contracts are subject to margin deposit requirements. We are required to advance cash to counterparties in order to satisfy these requirements. We have margin deposits of US$15 million ($17 million) at June 30, 2006 (December 31, 2005 - nil), which have been included with restricted cash and margin deposits on our Unaudited Consolidated Balance Sheet.


12.  SHAREHOLDERS' EQUITY

DIVIDENDS
Dividends per common share for the three months ended June 30, 2006 were $0.05 (2005 - $0.05). Dividends per common share for the six months ended June 30, 2006 were $0.10 (2005 - $0.10).


13.  EARNINGS PER COMMON SHARE

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

                                                                     Three Months        Six Months
                                                                    Ended June 30       Ended June 30
(millions of shares)                                                2006     2005       2006     2005
------------------------------------------------------------------------------------------------------
Weighted-Average Number of Common Shares Outstanding               262.1    260.2      261.9    259.8
Shares Issuable Pursuant to Stock Options                           14.2     13.9       14.4     14.3
Notional Shares to be Purchased from Proceeds of Stock Options      (7.6)    (9.7)      (7.5)   (10.0)
                                                                 -------------------------------------
Weighted-Average Number of Diluted Common Shares Outstanding       268.7    264.4      268.8    264.1
                                                                 =====================================

In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2006 and 2005, all options were included because their exercise price was less than the quarterly average common share market price in the period. During the periods presented, outstanding stock options were the only potentially dilutive instruments.

14.  CASH FLOWS

(a)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                      Three Months       Six Months
                                                     Ended June 30     Ended June 30
(Cdn$ millions)                                       2006    2005      2006    2005
-------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment    260     253       526    492
Stock-Based Compensation                                  7      63       109    163
Provision for Future Income Taxes (Note 19)              13       2       284    (70)
Change in Fair Value of Crude Oil Put Options            (3)     10         1    183
Non-Cash Items included in Discontinued Operations       --      26        --     56
Net Income Attributable to Non-Controlling Interests      6      --         9     --
Other                                                    12     (19)       34    (16)
                                                      -------------------------------
Total                                                   295     335       963    808
                                                      ===============================

(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                      Three Months       Six Months
                                                     Ended June 30     Ended June 30
(Cdn$ millions)                                       2006    2005      2006    2005
-------------------------------------------------------------------------------------
   Accounts Receivable                                   8    (245)      837    (178)
   Inventories and Supplies                           (108)   (110)     (258)   (209)
   Other Current Assets                                 16       7        21      11
   Accounts Payable and Accrued Liabilities           (272)    329      (843)    284
   Accrued Interest Payable                             15      17        (2)     23
                                                      -------------------------------
Total                                                 (341)     (2)     (245)    (69)
                                                      ===============================
Relating to:
   Operating Activities                               (377)    (43)     (304)    (96)
   Investing Activities                                 36      41        59      27
                                                      -------------------------------
Total                                                 (341)     (2)     (245)    (69)
                                                      ===============================

(c)  OTHER CASH FLOW INFORMATION

                                                      Three Months       Six Months
                                                     Ended June 30     Ended June 30
(Cdn$ millions)                                       2006    2005      2006    2005
-------------------------------------------------------------------------------------
Interest Paid                                           50      54       130     110
Income Taxes Paid                                      138      90       208     152
                                                      -------------------------------


15.  MARKETING AND OTHER

                                                      Three Months       Six Months
                                                     Ended June 30     Ended June 30
(Cdn$ millions)                                       2006    2005      2006    2005
-------------------------------------------------------------------------------------
Marketing Revenue, Net                                 293     218       730     442
Change in Fair Value of Crude Oil Put Options            3     (10)       (1)   (183)
Interest                                                11      15        19      18
Foreign Exchange Gains (Losses)                        (27)     18       (48)     28
Other (1)                                               96       1       102       4
                                                      -------------------------------
Total                                                  376     242       802     309
                                                      ===============================

Note:
(1) Other income for the three and six months ended June 30, 2006 includes $74 million (2005 - $nil) of business interruption proceeds received from our insurers relating to generator failures in 2005 at our UK oil and gas operations.

16.  DISCONTINUED OPERATIONS

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

                                                          Three Months    Six Months
                                                         Ended June 30   Ended June 30
(Cdn$ millions, except per share amounts)                 2006    2005    2006    2005
---------------------------------------------------------------------------------------
Revenues and Other Income
    Net Sales                                               --      67      --     127
Expenses
    Operating                                               --      11      --      23
    Depreciation, Depletion, Amortization and Impairment    --      11      --      28
    Exploration Expense                                     --      --      --       1
                                                         ------------------------------
Income before Income Taxes                                  --      45      --      75
    Future Income Taxes                                     --      15      --      27
                                                         ------------------------------
Net Income from Discontinued Operations                     --      30      --      48
                                                         ==============================

Earnings Per Common Share ($/share)
   Basic (Note 13)                                          --     0.12     --     0.18
                                                         ==============================
   Diluted (Note 13)                                        --     0.12     --     0.18
                                                         ==============================

17.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

In June 2003, a subsidiary of Occidental Petroleum Corporation (Occidental) initiated an arbitration against us at the International Court of Arbitration of the International Chamber of Commerce (ICC Court) regarding an Area of Mutual Interest agreement relating to certain portions of Block 51 in the Republic of Yemen. In April 2006, the ICC Court released its tribunal's partial award that held we were obliged to offer Occidental the right to acquire 50% of our interest in those areas and that we breached that obligation. The result of this award is that Occidental is entitled to monetary damages. The ICC tribunal did not determine the amount of damages due to Occidental in this partial award. These damages will be determined at the conclusion of the second and final phase of the arbitration which will likely occur in late 2007. The amount of damages cannot be reasonably estimated at this time. Resolution of this matter is not expected to have a material adverse effect on our liquidity, consolidated financial position or operating activities.

18.  PENSION AND OTHER POST RETIREMENT BENEFITS

(a)  NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                  Three Months      Six Months
                                                 Ended June 30    Ended June 30
(Cdn$ millions)                                    2006   2005     2006   2005
-------------------------------------------------------------------------------
Nexen
    Cost of Benefits Earned by Employees              4      4        8      6
    Interest Cost on Benefits Earned                  3      4        6      7
    Expected Return on Plan Assets                   (3)    (3)      (6)    (5)
    Net Amortization and Deferral                     1     --        2      1
                                                 ------------------------------
    Net Pension Expense                               5      5       10      9
                                                 ------------------------------

Canexus
    Cost of Benefits Earned by Employees              1     --        2     --
    Interest Cost on Benefits Earned                  1     --        2     --
    Expected Return on Plan Assets                   (1)    --       (2)    --
    Net Amortization and Deferral                    --     --       --     --
                                                 ------------------------------
    Net Pension Expense                               1     --        2     --
                                                 ------------------------------

Syncrude
    Cost of Benefits Earned by Employees              1      1        2      2
    Interest Cost on Benefits Earned                  1      1        2      3
    Expected Return on Plan Assets                   (1)    (1)      (2)    (2)
    Net Amortization and Deferral                     1     --        2     --
                                                 ------------------------------
    Net Pension Expense                               2      1        4      3
                                                 ------------------------------
Total                                                 8      6       16     12
                                                 ==============================

(b)  EMPLOYER FUNDING CONTRIBUTIONS

Our expected total funding contributions for 2006 disclosed in Note 16 to the Audited Consolidated Financial Statements in our 2005 Annual Report on Form 10-K have not changed for the Nexen and Canexus defined benefit pension plans and our share of Syncrude's defined benefit pension plan.


19.  PROVISION FOR FUTURE INCOME TAXES

During the first quarter of 2006, we recorded a future income tax expense of $277 million related to an increase in the supplemental tax rate on oil and gas activities in the United Kingdom. Legislation was introduced to the United Kingdom parliament during the first quarter to increase the supplemental tax rate from 10% to 20%, effective January 1, 2006.

20.  OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Syncrude and Chemicals in various geographic locations as described in Note 20 to the Audited Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

THREE MONTHS ENDED JUNE 30, 2006

                                                                                                             Corporate
                                                                                                                   and
(Cdn$ millions)                                       Oil and Gas                      Syncrude(1)  Chemicals    Other    Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                United    United   Countries
                               Yemen   Canada   States   Kingdom         (2) Marketing
                              ---------------------------------------------------------
 Net Sales                       364      122    161       134        39          7         114          98        --     1,039
 Marketing and Other               1        5     --        77 (3)     1        293          --          12       (13)(4)   376
                              --------------------------------------------------------------------------------------------------
                                 365      127    161       211        40        300         114         110       (13)    1,415
 Less: Expenses
  Operating                       38       34     22        20         1          5          44          59        --       223
  Depreciation, Depletion,
    Amortization and
     Impairment                   91       38     49        54         3          1           6          10         8       260
  Transportation and Other         1        1     --        --        --        186           5          10        --       203
  General and Administrative (5)  --        9     11         2        10         39          --           6        34       111
  Exploration                     --        8     15         8        15 (6)     --          --          --        --        46
  Interest                        --       --     --        --        --         --          --           3         8        11
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         235       37     64       127        11         69          59          22       (63)      561
                              ===========================================================================================
 Less: Provision for Income
  Taxes (7)                                                                                                                 149
 Less: Non-Controlling
  Interests                                                                                                                   6
                                                                                                                         ------
 Net Income                                                                                                                 406
                                                                                                                         ======

 Identifiable Assets             540    3,105  1,437     5,081       173      2,698 (8)   1,177         462       295    14,968
                              ==================================================================================================

 Capital Expenditures
  Development and Other           28      309     80       159         4         34          20           8        10       652
  Exploration                     10       71     72         6         8         --          --          --        --       167
  Proved Property Acquisitions    --       --     --        --        --         --          --          --        --        --
                              --------------------------------------------------------------------------------------------------
                                  38      380    152       165        12         34          20           8        10       819
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         2,235    4,369  2,512     4,129       202        209       1,292         828       262    16,038
  Less: Accumulated DD&A       1,923    1,369  1,196       319        70         42         174         474       136     5,703
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  312    3,000  1,316     3,810       132        167       1,118         354       126    10,335
                              ==================================================================================================
Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2006 include mineral rights of $6 million.
(2) Includes results of operations from producing activities in Colombia.
(3) Includes proceeds of $74 million from business  interruption  insurance claims for generator failures in 2005 at our UK oil and gas operations.
(4) Includes interest income of $11 million, foreign exchange losses of $27 million and increase in the fair value of crude oil put options of $3 million.
(5) Includes stock-based compensation expense of $14 million.
(6) Includes exploration activities primarily in Nigeria and Colombia.
(7) Includes Yemen cash taxes of $81 million.
(8) Approximately 84% of Marketing's identifiable assets are accounts receivable and inventories.

SIX MONTHS ENDED JUNE 30, 2006

                                                                                                             Corporate
                                                                                                                   and
(Cdn$ millions)                                       Oil and Gas                      Syncrude(1)  Chemicals    Other    Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                United    United   Countries
                               Yemen   Canada   States   Kingdom         (2) Marketing
                              ---------------------------------------------------------
 Net Sales                       692      233    342       268        67         14         198         205        --     2,019
 Marketing and Other               4        6     --        79 (3)     1        730          --          12       (30)(4)   802
                              --------------------------------------------------------------------------------------------------
                                 696      239    342       347        68        744         198         217       (30)    2,821
 Less: Expenses
  Operating                       74       68     52        42         3         12          97         125        --       473
  Depreciation, Depletion,
    Amortization and
     Impairment                  168       75    104       125         5          4          11          20        14       526
  Transportation and Other         3       11     --        --        --        418          11          20        --       463
  General and Administrative (5)  14       50     45         6        25         75          --          13        97       325
  Exploration                     --       14     77        28        30 (6)     --          --          --        --       149
  Interest                        --       --     --        --        --         --          --           5        15        20
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         437       21     64       146         5        235          79          34      (156)      865
                              ===========================================================================================
 Less: Provision for Income
  Taxes  (7), (8)                                                                                                           529
 Less: Non-Controlling
  Interests                                                                                                                   9
                                                                                                                         -------
 Net Income                                                                                                                 327
                                                                                                                         =======

 Identifiable Assets             540    3,105  1,437     5,081       173      2,698 (9)   1,177         462        295   14,968
                              ==================================================================================================

 Capital Expenditures
  Development and Other           75      634    144       279        13         35          57          10        17     1,264
  Exploration                     15      117    112        25        15         --          --          --        --       284
  Proved Property Acquisitions    --        2     --         1        --         --          --          --        --         3
                              --------------------------------------------------------------------------------------------------
                                  90      753    256       305        28         35          57          10        17     1,551
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         2,235    4,369  2,512     4,129       202        209       1,292         828       262    16,038
  Less: Accumulated DD&A       1,923    1,369  1,196       319        70         42         174         474       136     5,703
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  312    3,000  1,316     3,810       132        167       1,118         354       126    10,335
                              ==================================================================================================
Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2006 include mineral rights of $6 million.
(2) Includes results of operations from producing activities in Colombia.
(3) Includes proceeds of $74 million from business  interruption  insurance claims for generator failures in 2005 at our UK oil and gas operations.
(4) Includes interest income of $19 million, foreign exchange losses of $48 million and decrease in the fair value of crude oil put options of $1 million.
(5) Includes stock-based compensation expense of $153 million.
(6) Includes exploration activities primarily in Nigeria and Colombia.
(7) Includes Yemen cash taxes of $148 million.
(8) Includes  future  income tax expense of $277  million  related to an increase in the  supplemental  tax rate on oil and gas activities in the United Kingdom (see Note 19).
(9) Approximately 84% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED JUNE 30, 2005

                                                                                                             Corporate
                                                                                                                   and
(Cdn$ millions)                                       Oil and Gas                      Syncrude(1)  Chemicals    Other    Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                United    United   Countries
                               Yemen   Canada   States   Kingdom         (2) Marketing
                              ---------------------------------------------------------
 Net Sales                       325       94    184        71        27          6         102         100        --       909
 Marketing and Other               2        1     --        --         4        218          --          --        17 (3)   242
                              --------------------------------------------------------------------------------------------------
                                 327       95    184        71        31        224         102         100        17     1,151
 Less: Expenses
  Operating                       38       27     22        28         5          6          33          57        --       216
  Depreciation, Depletion,
    Amortization and
     Impairment                   84       35     59        36         5          2           5          23 (4)     4       253
  Transportation and Other         1        6     --        --        --        146           5          10         1       169
  General and Administrative (5)   7       22     19         1        12         16          --          12        35       124
  Exploration                      2        6     63        12        22 (6)     --          --          --        --       105
  Interest                        --       --     --        --        --         --          --          --        31        31
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         195       (1)    21        (6)      (13)        54          59          (2)      (54)      253
                              ===========================================================================================
 Less: Provision for Income
  Taxes  (7)                                                                                                                 83
 Add:  Net Income from
  Discontinued Operations                                                                                                    30
                                                                                                                         -------
 Net Income                                                                                                                 200
                                                                                                                         =======

 Identifiable Assets             688    2,338  1,379     4,454       223      2,403 (8)   1,014         483        465   13,447
                              ==================================================================================================

 Capital Expenditures
  Development and Other           68      216     48       152         3         12          50           3         5       557
  Exploration                      8        7     60        13        26         --          --          --        --       114
  Proved Property Acquisitions    --        1      3         1        --         --          --          --        --         5
                              --------------------------------------------------------------------------------------------------
                                  76      224    111       166        29         12          50           3         5       676
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         2,227    3,009  2,390     3,857       444        170       1,125         831       208    14,261
  Less: Accumulated DD&A       1,727    1,250  1,136        96       311         69         164         446       100     5,299
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  500    1,759  1,254     3,761       133        101         961         385       108     8,962(9)
                              ==================================================================================================
Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2005 include mineral rights of $6 million.
(2) Includes results of operations from producing activities in Nigeria and Colombia.
(3) Includes interest income of $15 million, foreign exchange gains of $18 million, decrease in the fair value of crude oil put options of $10 million and decrease in the fair value of foreign currency options of $6 million.
(4) Includes  impairment  charge of $12 million  related to the pending  closure of our sodium  chlorate plant in  Amherstburg,
    Ontario.
(5) Includes stock-based compensation expense of $65 million.
(6) Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(7) Includes Yemen cash taxes of $70 million.
(8) Approximately 81% of marketing's identifiable assets are accounts receivable and inventories.
(9) Excludes property, plant and equipment related to our discontinued operations. See Note 16.

SIX MONTHS ENDED JUNE 30, 2005
                                                                                                             Corporate
                                                                                                                   and
(Cdn$ millions)                                       Oil and Gas                      Syncrude(1)  Chemicals    Other     Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                United    United   Countries
                               Yemen   Canada   States   Kingdom         (2) Marketing
                              ---------------------------------------------------------
 Net Sales                       608      180    381       173        49         10         168         196        --      1,765
 Marketing and Other               3        2     --        --         4        442          --           1      (143)(3)    309
                              ---------------------------------------------------------------------------------------------------
                                 611      182    381       173        53        452         168         197      (143)     2,074
 Less: Expenses
  Operating                       73       56     44        53         6         12          73         112        --        429
  Depreciation, Depletion,
    Amortization and
     Impairment                  149       70    125        82         9          5           9          33 (4)    10        492
  Transportation and Other         2       11     --        --        --        318           8          20        13        372
  General and Administrative (5)  17       54     37         2        30         33          --          27       105        305
  Exploration                      3       11     73        15        30 (6)     --          --          --        --        132
  Interest                        --       --     --        --        --         --          --          --        65         65
                              ---------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         367      (20)   102        21       (22)        84          78           5      (336)       279
                              ===========================================================================================
 Less: Provision for Income
  Taxes (7)                                                                                                                   90
 Add: Net Income from
  Discontinued Operations                                                                                                     48
                                                                                                                          -------
 Net Income                                                                                                                  237
                                                                                                                          =======

 Identifiable Assets             688    2,338  1,379     4,454       223      2,403 (8)   1,014         483       465     13,447
                              ===================================================================================================

 Capital Expenditures
  Development and Other          131      430     67       292         7         13          94           4         7      1,045
  Exploration                     16       27    132        16        33         --          --          --        --        224
  Proved Property Acquisitions    --        2      3         1        --         --          --          --        --          6
                              ---------------------------------------------------------------------------------------------------
                                 147      459    202       309        40         13          94           4         7      1,275
                              ===================================================================================================

 Property, Plant and Equipment
  Cost                         2,227    3,009  2,390     3,857       444        170       1,125         831       208     14,261
  Less: Accumulated DD&A       1,727    1,250  1,136        96       311         69         164         446       100      5,299
                              ---------------------------------------------------------------------------------------------------
 Net Book Value                  500    1,759  1,254     3,761       133        101         961         385       108      8,962(9)
                              ===================================================================================================
Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. Property, plant and equipment at June 30, 2005 include mineral rights of $6 million.
(2) Includes results of operations from producing activities in Nigeria and Colombia.
(3) Includes interest income of $18 million, foreign exchange gains of $28 million, decrease in the fair value of crude oil put options of $183 million and decrease in the fair value of foreign currency options of $6 million.
(4) Includes  impairment  charge of $12 million  related to the pending  closure of our sodium  chlorate plant in  Amherstburg,
    Ontario.
(5) Includes stock-based compensation expense of $190 million.
(6) Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(7) Includes Yemen cash taxes of $129 million.
(8) Approximately 81% of marketing's identifiable assets are accounts receivable and inventories.
(9) Excludes property, plant and equipment related to our discontinued operations. See Note 16.

21. DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                  Three Months         Six Months
                                                                 Ended June 30       Ended June 30
(Cdn$ millions, except per share amounts)                        2006     2005       2006     2005
---------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                   1,039      909      2,019    1,765
    Marketing and Other (ii)                                      377      242        813      309
                                                               ------------------------------------
                                                                1,416    1,151      2,832    2,074
                                                               ------------------------------------
EXPENSES
    Operating (iv)                                                225      218        477      433
    Depreciation, Depletion, Amortization and Impairment (i)      260      261        526      508
    Transportation and Other                                      203      169        463      372
    General and Administrative (viii)                             122      124        343      305
    Exploration                                                    46      105        149      132
    Interest                                                       11       31         20       65
                                                               ------------------------------------
                                                                  867      908      1,978    1,815
                                                               ------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             549      243        854      259
                                                               ------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                       136       81        245      160
    Deferred (ii); (iv); (viii); (ix)                              10        2          4      (71)
                                                               ------------------------------------
                                                                  146       83        249       89
                                                               ------------------------------------

NET INCOME FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING      403      160        605      170
  INTERESTS
    Net Income Attributable to Non-Controlling Interests            6       --          9       --
                                                               ------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                             397      160        596      170
    Net Income from Discontinued Operations (i)                    --       28         --       44
                                                               ------------------------------------

NET INCOME - US GAAP (1)                                          397      188        596      214
                                                               ====================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 13)
      Net Income from Continuing Operations                      1.52     0.61       2.28     0.65
      Net Income from Discontinued Operations                      --     0.11         --     0.17
                                                               ------------------------------------
                                                                 1.52     0.72       2.28     0.82
                                                               ====================================
    Diluted (Note 13)
      Net Income from Continuing Operations                      1.48     0.60       2.22     0.64
      Net Income from Discontinued Operations                      --     0.11         --     0.17
                                                               ------------------------------------
                                                                 1.48     0.71       2.22     0.81
                                                               ====================================

Note:
(1) RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                 Three Months         Six Months
                                                                Ended June 30       Ended June 30
(Cdn$ millions)                                                  2006    2005        2006    2005
--------------------------------------------------------------------------------------------------
    Net Income - Canadian GAAP                                    406     200         327     237
    Impact of US Principles, Net of Income Taxes:
      Depreciation, Depletion, Amortization and Impairment (i)     --     (10)         --     (20)
      Liability-Based Stock Compensation Plans (viii)              (8)     --         (12)     --
      Deferred Income Taxes (ix)                                   --      --         277      --
      Other (ii); (iv)                                             (1)     (2)          4      (3)
                                                                 ----------------------------------
    Net Income - US GAAP                                          397     188         596     214
                                                                 ==================================

(b)      UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                               June 30    December 31
(Cdn$ millions, except share amounts)                                             2006           2005
------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                     86             48
      Restricted Cash and Margin Deposits                                           58             70
      Accounts Receivable (ii)                                                   2,394          3,151
      Inventories and Supplies                                                     745            504
      Other                                                                         29             51
                                                                            --------------------------
        Total Current Assets                                                     3,312          3,824
                                                                            --------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $6,096 (December 31, 2005 - $5,861) (iv); (vii)          10,287          9,550
    DEFERRED INCOME TAX ASSETS (ix)                                                550            410
    DEFERRED CHARGES AND OTHER ASSETS (v); (vi)                                    258            345
    GOODWILL                                                                       362            364
                                                                            --------------------------
                                                                                14,769         14,493
                                                                            ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short Term Borrowings                                                         87              -
      Accounts Payable and Accrued Liabilities (ii); (viii)                      3,008          3,745
      Accrued Interest Payable                                                      52             55
      Dividends Payable                                                             13             13
                                                                            --------------------------
        Total Current Liabilities                                                3,160          3,813
                                                                            --------------------------

    LONG-TERM DEBT (v)                                                           3,874          3,630
    DEFERRED INCOME TAX LIABILITIES (i) - (ix)                                   2,004          1,906
    ASSET RETIREMENT OBLIGATIONS                                                   621            590
    DEFERRED CREDITS AND LIABILITIES (vi)                                          472            505
    NON-CONTROLLING INTERESTS                                                       84             88
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2006   - 262,142,876 shares
                      2005   - 261,140,571 shares                                  799            732
      Contributed Surplus                                                            3              2
      Retained Earnings (ii); (iv); (viii); (ix)                                 3,988          3,418
      Accumulated Other Comprehensive Income (AOCI) (ii); (iii); (vi)             (236)          (191)
                                                                            --------------------------
          Total Shareholders' Equity                                             4,554          3,961
                                                                            --------------------------

    COMMITMENTS, CONTINGENCIES AND GUARANTEES
                                                                                14,769         14,493
                                                                            ==========================

(c)  UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                      Three Months       Six Months
                                                                     Ended June 30      Ended June 30
(Cdn$ millions)                                                       2006    2005       2006    2005
------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                   397     188        596     214
Other Comprehensive Income, Net of Income Taxes:
    Translation Adjustment (iii)                                       (63)     13        (65)     23
    Unrealized Mark-to-Market Gains (Losses) (ii)                        6      (2)        20      (7)
                                                                      --------------------------------
Comprehensive Income                                                   340     199        551     230
                                                                      ================================

(d)  UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE
     INCOME - US GAAP

                                                                    June 30   December 31
(Cdn$ millions)                                                        2006          2005
------------------------------------------------------------------------------------------
Translation Adjustment (iii)                                          (226)          (161)
Unrealized Mark-to-Market Gains (Losses) - Cash Flow Hedges (ii)         4            (16)
Minimum Pension Liability Adjustment (vi)                              (14)           (14)
                                                                   -----------------------
Accumulated Other Comprehensive Income (AOCI)                         (236)          (191)
                                                                   =======================

NOTES:
i. Under US GAAP, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result, additional depreciation, depletion, amortization and impairment expense of $10 million and $20 million was included in net income for the three and six months ended June 30, 2005 respectively. The difference was fully amortized during 2005.

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

       FUTURE SALE OF GAS INVENTORY: At December 31, 2005, losses of $35 million were included in accounts payable with respect to futures contracts and swaps we used to hedge commodity price risk on the future sale of our gas inventory as described in Note 11. Losses of $24 million ($16 million, net of income taxes) related to the effective portion were deferred in AOCI until the underlying gas inventory was sold. These losses were reclassified to marketing and other when the contracts were settled in the first quarter of 2006. The ineffective portion of the losses of $11 million ($7 million, net of income taxes) was recognized in net income during 2005.

       At June 30, 2006, gains of $6 million were included in accounts receivable with respect to futures contracts and swaps we used to hedge commodity price risk on the future sale of our gas inventory as described in Note 11. Gains of $6 million ($4 million, net of income taxes) related to the effective portion have been deferred in AOCI until the underlying gas inventory is sold. These losses will be reclassified to marketing and other as the contracts settle over the next 12 months. At June 30, 2006, there was no ineffective portion.

       FAIR VALUE HEDGES
       Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both is reflected in earnings. At June 30, 2006 and at December 31, 2005, we had no fair value hedges in place.

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

iv. Under Canadian GAAP, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

       o operating expenses include pre-operating costs of $2 million and $4 million for the three and six months ended June 30, 2006, respectively ($2 million and $3 million, respectively, net of income taxes) (2005 - $2 million and $4 million, respectively ($2 million and $3 million, respectively, net of income taxes)); and

       o property, plant and equipment is lower under US GAAP by $29 million (December 31, 2005 - $25 million).

v. Under US GAAP, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $55 million (December 31, 2005 - $57 million) were re-classed and included in long-term debt.

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

viii. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. As a result, general and administrative expense and accounts payable and accrued liabilities are higher under US GAAP by $11 million and $18 million for the three and six months ended June 30, 2006, respectively ($8 million and $12 million, respectively, net of income taxes).

ix. Under US GAAP, enacted tax rates are used to calculate deferred income taxes, whereas under Canadian GAAP, substantively enacted rates are used. During the first quarter of 2006, the UK government substantively enacted increases to the supplementary tax on oil and gas activities from 10% to 20%, effective January 1, 2006. This created a $277 million future income tax expense during the first quarter of 2006 under Canadian GAAP.


(e)  STOCK-BASED COMPENSATION

CHANGE IN ACCOUNTING POLICY - US GAAP
On January 1, 2006, we adopted FASB Statement 123 (revised), SHARE-BASED PAYMENT (Statement 123(R)) using the modified-prospective approach and graded-vesting amortization. Under Statement 123(R) our tandem options and stock appreciation rights are considered liability-based stock compensation plans. Under the modified-prospective approach, no amounts are restated in prior periods. Upon adoption of Statement 123(R), we recorded a cumulative effect of a change in accounting principle of $2 million. This amount was recorded in general and administrative expenses during the first quarter of 2006 in our US GAAP Consolidated Statement of Income.

Prior to the adoption of Statement 123(R), we accounted for our liability-based stock compensation plans in accordance with FASB Interpretation 28, ACCOUNTING FOR STOCK APPRECIATION RIGHTS AND OTHER VARIABLE STOCK OPTION OR AWARD PLANS (the intrinsic-value method). Accordingly, obligations were accrued on a graded-vesting basis and represented the difference between the market value of our common shares and the exercise price of underlying options and rights. Under Statement 123(R), obligations for liability-based stock compensation plans are measured at their fair value, and are re-measured at fair value in each subsequent reporting period.

Consistent with Statement 123(R), we account for any stock options that do not include a cash feature (equity-based stock compensation plans), using the fair-value method.

The impact of adopting Statement 123(R) on our results for the three months ended June 30, 2006 is as follows:

                                                                    Prior to adoption   After adoption    Increase /
(Cdn$ millions, except per share amounts)                                of FAS 123(R)    of FAS 123(R)  (Decrease)
--------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP                   560             549         (11)
Net Income - US GAAP                                                              405             397          (8)
Basic Earnings per Common Share - US GAAP ($/share)                              1.55            1.52       (0.03)
Diluted Earnings per Common Share - US GAAP ($/share)                            1.51            1.48       (0.03)
                                                                    ------------------------------------------------

The impact of adopting Statement 123(R) on our results for the six months ended June 30, 2006 is as follows:

                                                                    Prior to adoption   After adoption    Increase /
(Cdn$ millions, except per share amounts)                                of FAS 123(R)    of FAS 123(R)  (Decrease)
--------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP                   872             854         (18)
Net Income - US GAAP                                                              608             596         (12)
Basic Earnings per Common Share - US GAAP ($/share)                              2.32            2.28       (0.04)
Diluted Earnings per Common Share - US GAAP ($/share)                            2.26            2.22       (0.04)
                                                                    ------------------------------------------------

We recognize stock-based compensation expense for our retired and retirement-eligible employees over an accelerated vesting period in accordance with the provisions of Statement 123(R) for stock-based awards granted to employees after December 31, 2005. For stock-based awards granted prior to the adoption of Statement 123(R), stock-based compensation expense for our retired and retirement-eligible employees is recognized over a graded vesting period. If we applied the accelerated vesting provisions of Statement 123(R) to stock-based awards granted to our retired and retirement-eligible employees prior to the adoption of Statement 123(R), there would be no material change to our stock-based compensation expense for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement 155, ACCOUNTING FOR CERTAIN HYBRID INSTRUMENTS, which amends Statement 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and Statement 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Statement 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from its host contract in accordance with Statement 133. Statement 155 also clarifies and amends certain other provisions of Statement 133 and Statement 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In July 2006, FASB issued FIN 48 ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES with respect to FAS 109 ACCOUNTING FOR INCOME TAXES regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results from operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 21 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS JULY 14, 2006.

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

EXECUTIVE SUMMARY OF SECOND QUARTER RESULTS
                                                                Three Months             Six Months
                                                                Ended June 30           Ended June 30
(Cdn$ millions)                                                2006         2005       2006        2005
--------------------------------------------------------------------------------------------------------
Net Income                                                      406          200        327         237
Earnings per Common Share ($/share)                            1.55         0.77       1.25        0.91
Cash Flow from Operating Activities                             374          591      1,108       1,033

Production, before Royalties (mboe/d)                           215          251        219         255
Production, after Royalties (mboe/d)                            158          180        159         182
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)         66.78        53.45      63.90       51.47

Capital Expenditures                                            819          676      1,551       1,275
Net Debt (1)                                                  3,765        4,492      3,765       4,492
                                                             -------------------------------------------

Note:
(1) Net debt is defined as long-term debt less net working capital.

Commodity prices remained strong throughout the second quarter, with WTI averaging US$70.70/bbl. Strong reference crude oil prices, together with narrowing quality differentials, allowed us to realize strong prices for our crude oil sales. The impact of these strong prices was, however, offset by the weakening US dollar since the majority of our oil and gas sales are denominated in or referenced to US dollars. This is mitigated to some extent as our US-dollar denominated expenses and capital expenditures are also reduced when translated to Canadian dollars. Overall, the higher Canadian dollar reduced our cash flow from operating activities by $116 million and our net income by $53 million during the first half of the year compared to 2005.

Our second quarter net income includes $74 million of business interruption insurance proceeds relating to generator failures in our North Sea operations in 2005 and $32 million of reduced future income tax expense as a result of corporate tax rate reductions in Canada. Our net income year-to-date includes strong results from our marketing group. The marketing division generated solid results by using our storage and transportation infrastructure to move gas to markets and by taking advantage of location and time spreads. The marketing group recognized $235 million of net income before tax in the first half of the year. These gains were offset by $277 million of future income tax expense recognized in the first quarter related to a 10% increase in the supplemental tax rate applicable to our North Sea operations in the United Kingdom.

We have taken advantage of low natural gas prices to build our storage positions and we expect to sell this gas in the 2006/2007 winter heating season. As a result, our marketing inventories have increased by $239 million since the end of 2005. This build in inventories has contributed to lower cash flow from operating activities in the second quarter relative to the same period last year. These storage positions have been economically hedged.

Our second quarter production averaged 215 mboe/d, 36 mboe/d below the second quarter of 2005. Of this decrease, 19 mboe/d relates to Canadian oil and gas properties we sold in the third quarter of 2005. The remainder of the decrease relates to reduced volumes in Yemen and the United States. These lower volumes result from natural declines and from temporary downtime related to 2005 hurricanes in the Gulf of Mexico.

Significant progress was made on our major development projects during the quarter. At Buzzard, we completed the installation of the two remaining decks onto the permanent jackets in the North Sea and we installed the bridges connecting all three decks. We are commissioning the facilities and completing final hook-ups with start-up expected late this year. The project is on schedule and on budget and is expected to significantly increase our production volumes in 2007, adding approximately 85,000 boe/d to our volumes when peak rates are achieved. At Syncrude, the Stage 3 expansion came on-line in early May, increasing our share of production from Syncrude to over 25,000 bbls/d. The expansion was subsequently shut down on May 18 due to odour emissions. The modifications required to eliminate the odour are underway and the expansion is expected to resume operations to late July. The expansion adds 8,000 bbls/d to our production capacity. Site construction at Long Lake is progressing on schedule, with steam injection scheduled to commence in late 2006 followed by start-up of the upgrader in the second half of 2007.

CAPITAL INVESTMENT

A large portion of our capital investment through 2007 is focused on bringing our major development projects on-stream. To date, we have invested over $4.3 billion in Buzzard and Long Lake. These projects will start to come on-stream in 2006 and contribute to significant growth in 2007.

In  addition  to  developing  these  projects,   we  are  also  targeting  new
opportunities   through  on-going  exploration  and  the  application  of  new technologies. Details of our capital programs are set out below.

THREE MONTHS ENDED JUNE 30, 2006

                                                   Major      Early Stage      New Growth       Core Asset
(Cdn$ millions)                              Development      Development     Exploration      Development       Total
-----------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                      247               15              23               --         285
   United Kingdom                                    145                3               6               11         165
   United States                                       7               --              72               73         152
   Canada                                             10                3              48               34          95
   Yemen                                              --               --              10               28          38
   Other Countries                                    --                3               8                1          12
Syncrude                                              12               --              --                8          20
                                             --------------------------------------------------------------------------
                                                     421               24             167              155         767

Chemicals, Marketing, Corporate and Other             --               --              --               52          52
                                             --------------------------------------------------------------------------
Total Capital                                        421               24             167              207         819
                                             ==========================================================================
As a % of Total Capital                              52%               3%             20%              25%        100%
                                             --------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2006

                                                   Major      Early Stage      New Growth       Core Asset
(Cdn$ millions)                              Development      Development     Exploration      Development       Total
-----------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                      494               53              39               --         586
   United Kingdom                                    250               12              25               18         305
   United States                                       9               --             112              135         256
   Canada                                             29               10              78               50         167
   Yemen                                              --               --              15               75          90
   Other Countries                                    --                9              15                4          28
Syncrude                                              43               --              --               14          57
                                             --------------------------------------------------------------------------
                                                     825               84             284              296       1,489

Chemicals, Marketing, Corporate and Other             --               --              --               62          62
                                             --------------------------------------------------------------------------
Total Capital                                        825               84             284              358       1,551
                                             ==========================================================================
As a % of Total Capital                              53%               6%             18%              23%        100%
                                             --------------------------------------------------------------------------

MAJOR AND EARLY STAGE DEVELOPMENT PROJECTS

SYNTHETIC
The Long Lake project remains on schedule. With over 75% of the project's costs committed, field labour is the major remaining cost uncertainty. Labour and associated support costs have been higher than forecast and labour productivity has been lower than forecast. We are taking actions to improve productivity and are seeing improvements. However, incorporating current market conditions and labour productivity to date, our projections indicate that total costs could be up to 10% higher than the $3.8 billion budget ($1.9 billion, net to Nexen).

All steam-assisted gravity drainage (SAGD) wells have been drilled and completed. SAGD module fabrication is complete with over 90% of the modules on site. Upgrader module fabrication is advancing with over 90% of our modules completed and approximately 80% of the modules are on site. SAGD construction is over 75% complete, while the upgrader is approximately 50% complete.

We are on track to begin steam injection in late 2006 and begin operation of the upgrader in the second half of 2007. Production capacity for this phase is approximately 60,000 bbls/d (30,000 bbls/d, net to Nexen) of premium synthetic crude.

Our plan is to expand oil sands production to approximately 240,000 bbls/d (120,000 bbls/d, net to Nexen) over the next 10 years. Three additional phases of 60,000 bbls/d (30,000 bbls/d, net to Nexen) are planned using the same technology and design as Long Lake. We are currently progressing Phase 2 development. We have completed the seismic and core hole drilling programs, ordered several major vessels and are finalizing regulatory applications. With sanctioning anticipated in 2008, Phase 2 is expected to commence synthetic crude oil production in 2011.

UNITED KINGDOM
Our Buzzard project remains on schedule and on budget. It is approximately 95% complete and first oil is scheduled for late this year. During the quarter, we installed the production deck and the utilities and quarters deck, together with the connecting bridges and the flare boom. With the successful installation of the facilities, final hook-ups and commissioning are underway.

The initial field development will consist of eight development and four injection wells. To date, six development wells and three injection wells have been drilled. Additional drilling will follow to sustain deliverability and optimize field recovery. The Buzzard facility is designed to process up to 200,000 bbls/d of oil and 60 mmcf/d of gas. At its peak, our share of production is expected to be approximately 85,000 boe/d. We have a 43.2% operated working interest in Buzzard.

CANADA
In Canada, we continue to develop coalbed methane (CBM) from Mannville coals. We currently have eight rigs drilling and have completed construction of gas processing facilities with a capacity of 94 mmcf/d (38 mmcf/d, net to Nexen). Our CBM production is currently five mmcf/d and we expect this to increase to over 30 mmcf/d by year-end. We expect further growth as we continue to drill development wells and complete additional processing capacity. We expect to add at least 150 mmcf/d of production by 2011.

OTHER COUNTRIES
On Nigeria block OPL-222, the preliminary Usan field development plan remains with Nigerian governmental agencies for approval. Basic engineering and tendering of contracts for a multi-well development plan is proceeding. The current plan consists of a floating production, storage and offloading vessel capable of handling peak production rates of 160,000 bbls/d of oil, and with a storage capacity of two million barrels. We expect to formally sanction the project following government approval of the field development plan. Exploration and appraisal of additional opportunities on the block continues. We have a 20% non-operated interest in this exploration and development program.

NEW GROWTH EXPLORATION
In the Gulf of Mexico, the Alaminos Canyon Block 856 No. 2 well encountered oil. This well was a follow up to the Alaminos Canyon Block 856 No. 1 well. We are currently evaluating development options for this block, which is immediately west of the Great White discovery. We have a 30% non-operated interest in the block.

In the Gulf of Mexico, we are currently drilling exploration wells at West Cameron 135 and at Ringo Shallow on Mississippi Canyon 546. We have a 60% operated working interest at West Cameron 135 and a 50% operated working interest at Ringo Shallow.

To date, we have drilled five exploration wells at BAK-K on Block 51 in Yemen. One well is a small oil discovery, three wells were dry and abandoned and one will be tested during the third quarter. We plan to drill a further exploration well in the third quarter. BAK-K is located approximately 65 kilometers northwest of our processing facilities.

FINANCIAL RESULTS

CHANGE IN NET INCOME
                                                                                          2006 VS. 2005
                                                                                 Three Months      Six Months
(Cdn$ millions)                                                                 Ended June 30    Ended June 30
----------------------------------------------------------------------------------------------------------------
NET INCOME AT JUNE 30, 2005 (1)                                                           200              237
                                                                                ================================
    Favourable (Unfavourable) Variances:

     Cash Items:
       Production Volumes, after Royalties:
         Crude Oil                                                                        (97)            (185)
         Natural Gas                                                                      (10)             (31)
         Change in Crude Oil Inventory                                                    (10)             (15)
                                                                                --------------------------------
           Total Volume Variance                                                         (117)            (231)

       Realized Commodity Prices:
         Crude Oil                                                                        195              325
         Natural Gas                                                                      (14)              20
                                                                                --------------------------------
           Total Price Variance                                                           181              345

       Oil and Gas Operating Expense:
         Conventional                                                                      16               16
         Syncrude                                                                         (11)             (24)
                                                                                --------------------------------
           Total Operating Expense Variance                                                 5               (8)

       Marketing                                                                           37              192
       Chemicals                                                                            8                7
       General and Administrative                                                         (38)             (57)
       General and Administrative - Stock-Based Compensation Paid                          (5)             (17)
       Interest Expense                                                                    20               45
       Current Income Taxes                                                               (55)             (85)
       Business Interruption Insurance Proceeds                                            74               74
       Other                                                                               (3)              (3)
                                                                                --------------------------------
     Total Cash Variance                                                                  107              262

     Non-Cash Items:
       Depreciation, Depletion, Amortization and Impairment
           Oil and Gas                                                                     (6)             (16)
           Other                                                                           10               10
       Exploration Expense                                                                 59              (16)
       General and Administrative - Stock-Based Compensation Accrual                       56               54
       Future Income Taxes                                                                  4             (327)
       Change in Fair Value of Crude Oil Put Options                                       13              182
       Other                                                                              (37)             (59)
                                                                                --------------------------------
     Total Non-Cash Variance                                                               99             (172)
                                                                                --------------------------------

NET INCOME AT JUNE 30, 2006                                                               406              327
                                                                                ================================

Note:
(1) Includes results of discontinued operations (see Note 16 to our Unaudited Consolidated Financial Statements).

Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION (BEFORE ROYALTIES) (1)
                                                             Three Months                Six Months
                                                             Ended June 30              Ended June 30
                                                            2006         2005          2006        2005
--------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                                   95.2        115.0          98.8       114.6
    Canada (2)                                              20.6         34.5          21.4        34.6
    United States                                           17.8         23.0          18.5        25.7
    United Kingdom                                          17.2          9.8          16.5        12.3
    Other Countries                                          6.6          5.9           6.2         5.9
Syncrude (3)                                                17.4         16.9          16.1        14.1
                                                          ----------------------------------------------
                                                           174.8        205.1         177.5       207.2
                                                          ----------------------------------------------
Natural Gas (mmcf/d)
    Canada (2)                                               104          141           105         142
    United States                                            107          120           114         123
    United Kingdom                                            32           15            27          22
                                                          ----------------------------------------------
                                                             243          276           246         287
                                                          ----------------------------------------------

Total (mboe/d)                                               215          251           219         255
                                                          ==============================================

PRODUCTION (AFTER ROYALTIES)

                                                              Three Months                Six Months
                                                              Ended June 30              Ended June 30
                                                             2006         2005          2006        2005
---------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                                    52.3         63.6          53.0        60.7
    Canada (2)                                               16.2         26.6          17.0        27.0
    United States                                            15.6         20.3          16.3        22.8
    United Kingdom                                           17.2          9.8          16.5        12.3
    Other Countries                                           6.0          5.3           5.7         5.4
Syncrude (3)                                                 15.7         16.7          14.5        14.0
                                                           ----------------------------------------------
                                                            123.0        142.3         123.0       142.2
                                                           ----------------------------------------------

Natural Gas (mmcf/d)
    Canada (2)                                                 88          110            89         111
    United States                                              91          102            97         105
    United Kingdom                                             32           15            27          22
                                                           ----------------------------------------------
                                                              211          227           213         238
                                                           ----------------------------------------------

Total (mboe/d)                                                158          180           159         182
                                                           ==============================================

Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Includes the following production from discontinued  operations.  See Note
    16 to our Unaudited Consolidated Financial Statements.

                                                             Three Months              Six Months
                                                             Ended June 30            Ended June 30
                                                           2006         2005         2006        2005
   ---------------------------------------------------------------------------------------------------
   Before Royalties
     Crude Oil and NGLs (mbbls/d)                            --         11.6           --        11.3
     Natural Gas (mmcf/d)                                    --           42           --          43
   After Royalties
     Crude Oil and NGLs (mbbls/d)                            --          9.2           --         8.9
     Natural Gas (mmcf/d)                                    --           29           --          29
                                                          --------------------------------------------
(3) Considered a mining operation for US reporting purposes.

LOWER PRODUCTION DECREASED NET INCOME FOR THE QUARTER BY $117 MILLION Production before royalties decreased 14% from the second quarter in 2005 and was 3% below the first quarter of this year. Our 2006 production excludes volumes from our Canadian oil and gas properties that were sold in the third quarter of 2005. Removing the impact of these property dispositions, production declined 7% from the second quarter of 2005.

The following table summarizes our production volume changes since the last quarter:

                                                             Before       After
(mboe/d)                                                  Royalties   Royalties
--------------------------------------------------------------------------------
Production, First Quarter 2006                                 222          159
    Production changes:
      Yemen                                                     (7)          (2)
      Canada                                                    (2)          (2)
      United States                                             (4)          (3)
      United Kingdom                                             3            3
      Syncrude                                                   2            2
      Other Countries                                            1            1
                                                         -----------------------
Production, Second Quarter 2006                                215          158
                                                         =======================

We expect production increases to come from our major development projects at Syncrude Stage 3 and Buzzard in the North Sea later this year. At Long Lake, steam injection is expected to begin in late 2006 and the upgrader is scheduled to commence synthetic crude oil production in the second half of 2007. Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

YEMEN
Production from Yemen decreased 7% from the previous quarter. Production declines at Masila reflect the maturity of the field and the impact of a reduced 2006 development drilling program. Base declines at Masila are expected to continue as we maximize recovery of the remaining reserves on the block. We have drilled 13 wells on the Masila block to date this year and expect to drill a total of 30 wells in 2006. Strong initial rates from new wells and well optimizations have helped to minimize the production declines.

Block 51 production was less than the first quarter due primarily to lower well productivity at BAK-B. In 2006, we have drilled 18 development wells on the block. We are accelerating the drilling program in the remainder of the year through the use of a second drilling rig.

CANADA
Production in Canada decreased 5% from the previous quarter, largely as a result of natural declines. Canadian production was 35% lower than the second quarter of 2005 primarily as a result of the sale of certain conventional oil and gas properties in the third quarter of last year. These properties produced approximately 18,600 boe/d in the second quarter of last year. Production volumes in Canada are expected to increase later this year with gas production from our coalbed methane projects. We expect further increases in 2007 with the production of premium synthetic crude oil at Long Lake and additional volumes from our coalbed methane projects.

UNITED STATES
Gulf of Mexico production was 9% lower than the previous quarter and 17% lower than the second quarter of 2005. Production from Vermilion 321 and Vermilion 340 remains shut-in due to damage from Hurricane Rita last year, reducing our quarterly volumes by 4,000 boe/d based on production rates prior to the storms. The damage relates to pipelines accessed by our platforms and we expect this infrastructure will be repaired later this year. We have also experienced delays to our 2006 development drilling program as a result of damage to drilling rigs caused by the 2005 hurricanes. We are working with our insurers to settle our property damage and business interruption insurance claims related to these storms.

Production from Aspen was comparable to the previous quarter and water cuts have moderated since last year. We are currently drilling another development well at Aspen, but drilling was delayed in the second quarter following damage to the drilling rig caused by a work boat. The rig has been repaired and drilling has since resumed. We expect to complete the well and tie-in to the Aspen infrastructure in the fourth quarter. Gunnison production remains strong with solid production rates from the #10 well. Development of the Dawson Deep discovery was completed in July while the Wrigley development has been delayed by the tight drilling rig market in the Gulf. A rig has been secured and production is expected in early 2007.

UNITED KINGDOM
Production from the Scott and Telford fields was 10,200 boe/d higher than the second quarter of 2005 and 3,000 boe/d higher than the previous quarter. Our production in 2005 was impacted by two generator failures on the Scott platform, which forced the shut-in of production during the second quarter. Production resumed in the third quarter of 2005 following the completion of turbine repairs. During the quarter, we received $74 million in business interruption insurance proceeds related to these failures. Minimal downtime and successful workovers helped to improve production rates from the Scott and Telford fields this year. Production was also higher relative to last year with the addition of new production from the Farragon field in late 2005. Our Buzzard development is on time and on budget, and we expect to begin producing from this field in late 2006.

OTHER COUNTRIES
Production from our Guando field in Colombia averaged 6,600 bbls/d during the quarter, 20% higher than the second quarter of 2005. We completed a ten well infill drilling program during the first half of 2006 and we started an additional five well infill drilling program in the second quarter. We expect to maintain current production rates for the remainder of the year. Our 2005 second quarter production included small volumes from our Ejulebe field, offshore Nigeria, which was sold in 2005.

SYNCRUDE
At Syncrude, the start-up of the Stage 3 expansion was delayed by the emission of odours from the flue gas desulphurizer (FGD) plant. Production from the Stage 3 expansion started in early May and was approaching design capacity rates prior to shutting in as a result of the emission of odours. The modifications required to eliminate the odours are underway and the expansion is expected to resume operations in late July. The Stage 3 expansion increases our production capacity by 8,000 bbls/d. Strong realized prices have enabled us to fully recover capital costs associated with the Stage 3 expansion. Consequently, our Syncrude royalty in 2006 increases from a 1% gross revenue royalty to a 25% net revenue royalty. As a result of the increased royalty rates, we receive lower net production relative to our working interest production volumes.

COMMODITY PRICES
                                                                    Three Months                Six Months
                                                                    Ended June 30              Ended June 30
                                                                   2006         2005          2006         2005
----------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                       70.70        53.17         67.09        51.51
                                                                ------------------------------------------------

    Differentials (1) (US$/bbl)
      Masila (Yemen)                                               2.71         5.12          3.24         5.90
      Heavy Oil (Canada)                                          17.88        21.15         23.39        20.24
      Mars (US)                                                    6.97         5.74          7.43         6.45
      Dated Brent (UK)                                             1.08         1.58          1.40         1.96

    Producing Assets (Cdn$/bbl)
      Yemen                                                       76.86        58.08         72.44        56.22
      Canada                                                      51.67        40.47         40.44        38.24
      United States                                               70.23        54.96         66.86        52.73
      United Kingdom                                              73.24        59.02         71.16        56.35
      Other Countries                                             69.63        53.70         64.60        50.37
      Syncrude                                                    79.50        66.93         75.14        66.22

    Corporate Average (Cdn$/bbl)                                  72.90        55.45         67.92        53.36
                                                                ------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)               6.67         6.95          7.27         6.71
    AECO (Cdn$/mcf)                                                5.95         6.99          7.37         6.67
                                                                ------------------------------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                       6.21         6.30          6.93         6.05
      United States                                                7.51         9.01          8.33         8.66
      United Kingdom                                               5.52         5.45          8.31         6.38

    Corporate Average (Cdn$/mcf)                                   6.68         7.39          7.70         7.20
                                                                ------------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)             66.78        53.45         63.90        51.47
                                                                ------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                  0.8918       0.8039        0.8786       0.8096
                                                                ------------------------------------------------

Note:
(1) These differentials represent a discount relative to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $181 MILLION WTI continued to rise, gaining 11% over the previous quarter and 33% over the second quarter of 2005. As a result of strong benchmark commodity prices, we realized higher prices for our crude oil, averaging $72.90/bbl in the quarter, 31% higher than the second quarter of 2005. Our realized gas price decreased 10% from the second quarter of 2005 to average $6.68/mcf while NYMEX decreased 4% in the same period averaging US$6.67/mmbtu.

The full benefit of higher benchmark prices did not flow through to our realized prices as a result of a weaker US dollar during the quarter. All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the weakening US dollar decreased net sales for the quarter by approximately $103 million ($158 million year to date), and reduced our realized crude oil and natural gas prices by approximately $7.97/bbl and $0.73/mcf, respectively, compared to the second quarter of 2005.

Although WTI was higher than last year by 33% and our crude oil differentials were 34% narrower, our average realized oil and gas price was only higher by 25%. The lower average realized price reflects the impact of gas prices that were 10% below the second quarter of 2005, coupled with the impact of a weak US dollar which was 11% softer than 2005.

CRUDE OIL REFERENCE PRICES
Crude oil prices remained strong throughout the second quarter of 2006, with WTI averaging US$70.70/bbl. WTI reached new highs in early July. The main drivers for strong crude prices continue to be geopolitical issues in the Middle East and Nigeria, the threat of another severe hurricane season in the Gulf of Mexico and strong demand for gasoline in North America.

Political instability remains an issue throughout the Middle East due to persistent concerns over the Iranian nuclear issue, as well as concerns over on-going violence in Iraq. In Nigeria, militant attacks continued to disrupt over 500,000 barrels per day of production. More recently, North Korean nuclear missile testing has added new geopolitical concerns to the mix.

In the US, speculation around the impact of the summer driving season, as well as the start of the hurricane season, caused prices to creep higher during the quarter. Although days of forward cover are higher than normal and crude inventory levels are higher than the five-year average, supply concerns are supporting higher prices. In particular, there is concern over the supply of light sweet barrels needed to feed gasoline, diesel and jet-fuel requirements. In addition, new US gasoline regulations aimed at improving the environment are making it difficult for some refiners to secure enough ethanol to be in compliance before the peak summer driving season starts.

With another active hurricane season expected in 2006, speculation around the impact storms might have on infrastructure, refining capacity and production in the US is expected to keep crude oil prices high. Additionally, any speculation related to hurricanes, geopolitical concerns or the impact of gasoline demand will likely continue to generate volatility in the market.


CRUDE OIL DIFFERENTIALS
Crude oil differentials narrowed considerably in the second quarter compared to the first quarter. Seasonal demand for asphalt is expected to keep prices for heavy grades strong throughout the summer, but this is not expected to last beyond the end of summer.

In Canada, heavy crude oil differentials averaged US$17.88/bbl (25% of WTI), compared to US$28.89/bbl in the first quarter (46% of WTI). The differential narrowed substantially with increases in pipeline capacity to transport Canadian heavy production to the US Gulf Coast and mid-continent. Key contributors were the start-up of the Enbridge Spearhead and the ExxonMobil Patoka pipelines. The start-up of Gulf Coast refineries that were shutdown for maintenance also contributed to the narrowing of the differential.

On the US Gulf Coast, the Mars differential averaged US$6.97/bbl (10% of WTI) compared to US$7.90/bbl (12% of WTI) in the first quarter. The Mars differential strengthened in the second quarter as refineries completed their maintenance work.

The Yemen Masila differential narrowed substantially relative to WTI due to strong demand during the second quarter, averaging US$2.71/bbl. Masila crude, unlike other sour grades worldwide, strengthened mainly from higher demand in Asia after an exceptionally cold winter depleted heating fuel stocks in the region.

The Brent/WTI differential strengthened during the second quarter averaging US$1.08/bbl, resulting in higher pricing for our North Sea barrels. The spread between WTI and Brent has broken away from historical norms where WTI usually trades at a premium of US$1.50 to US$2.00 and in April, WTI traded at a discount to Brent. On-going production outages in Nigeria and strong demand from Asia helped to push Brent up relative to WTI.

NATURAL GAS REFERENCE PRICES
Natural gas prices weakened considerably from record highs in late 2005 when prices peaked above US$15/mmbtu. NYMEX natural gas prices averaged US$6.67/mmbtu in the second quarter. Prices have softened due to reduced shoulder season demand and historically high storage levels coming out of a mild winter season. In late June, North American storage levels were almost 20% higher than the same time last year. While high storage levels put downward pressure on gas prices, support has been provided by strong crude oil prices, the possibility of hot summer weather and the possible impact of an active hurricane season.

OPERATING COSTS
                                                                      Three Months               Six Months
                                                                      Ended June 30             Ended June 30
(Cdn$/boe)                                                           2006        2005          2006        2005
----------------------------------------------------------------------------------------------------------------
Operating costs based on our working interest production before royalties (1)
     Conventional Oil and Gas (2)                                    6.47        6.20          6.52        5.81
     Synthetic Crude Oil
       Syncrude                                                     27.84       20.76         33.45       28.42
     Total Oil and Gas (2)                                           8.21        7.18          8.50        7.06
                                                                   ---------------------------------------------

Operating costs based on our net production after royalties
     Conventional Oil and Gas (2)                                    9.29        8.87          9.41        8.34
     Synthetic Crude Oil
       Syncrude                                                     30.93       20.97         37.09       28.71
     Total Oil and Gas (2)                                          11.46        9.99         11.96        9.90
                                                                   ---------------------------------------------

Notes:
(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) 2005 operating costs include results of discontinued operations (see Note 16 to our Unaudited Consolidated Financial Statements).

LOWER OIL AND GAS OPERATING COSTS INCREASED NET INCOME FOR THE QUARTER BY $5 MILLION
During the second quarter, we replaced a single point mooring system used to load oil onto tankers in Yemen. These costs and lower volumes from our Masila field increased our corporate unit average operating cost by $0.25/boe as compared to the second quarter of 2005. Higher costs at our Block 51 field increased our corporate average by $0.20/boe. Higher Block 51 operating costs reflect increased employee headcount, an increase in the amount of water handled at the new facilities, and increased fuel consumption and fuel prices.

Operating costs in the Gulf of Mexico have increased from last year due to industry cost pressures caused primarily by the 2005 hurricane season. Higher costs in the Gulf of Mexico increased our corporate average by $0.30/boe from the prior year.

Following the sale of Canadian production in 2005, barrels from the North Sea are contributing a higher percentage of our total production. As the North Sea has higher operating costs than our average cost per barrel, the change in production mix has increased our corporate average by $1.05/boe. This was offset by reduced operating costs in the North Sea relative to 2005. Our operating expense in the second quarter of 2005 included repair costs related to the turbine failures and pipeline tariff costs on our Telford gas production. The tariff was eliminated in late 2005 and the repairs to the turbines were completed last year. The reduction in these costs reduced our corporate average by $1.20/boe.

US-dollar denominated operating costs were lower when translated to Canadian dollars as a result of the weak US dollar. Our corporate average was reduced by $0.35/boe as a result.

Syncrude increased our corporate average operating cost by $0.85/boe from the second quarter of 2005 primarily as a result of operating costs related to start-up of the Stage 3 expansion.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                                        Three Months                Six Months
                                                                        Ended June 30              Ended June 30
(Cdn$/boe)                                                             2006         2005          2006        2005
-------------------------------------------------------------------------------------------------------------------
DD&A based on our working interest production before royalties (1)
     Conventional Oil and Gas (2)                                     13.18        10.76         13.01       10.58
     Synthetic Crude Oil
       Syncrude                                                        3.47         3.29          3.61        3.40
     Average Oil and Gas (2)                                          12.39        10.26         12.31       10.18
                                                                     ----------------------------------------------

DD&A based on our net production after royalties
     Conventional Oil and Gas (2)                                     18.93        15.41         18.78       15.19
     Synthetic Crude Oil
       Syncrude                                                        3.85         3.32          4.00        3.43
     Average Oil and Gas (2)                                          17.31        14.28         17.33       14.28
                                                                     ----------------------------------------------

Notes:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) 2005 DD&A includes results of discontinued operations (see Note 16 to our Unaudited Consolidated Financial Statements).

HIGHER OIL AND GAS DD&A REDUCED NET INCOME FOR THE QUARTER BY $6 MILLION
In Yemen, Block 51 increased our corporate unit depletion rate by $1.40/boe compared to the second quarter of 2005 as a result of carried interest accounting for the recovery of Block 51 capital costs. Higher realized oil prices have resulted in the faster recovery of capital costs we paid on behalf of the government. In addition, we have started to deplete the permanent facilities, which were completed in late 2005 and early 2006.

The sale of Canadian production in 2005 has effectively increased our corporate depletion rate since a greater proportion of our production now comes from the North Sea. Our North Sea assets have higher than average depletion rates. This change in production mix has increased our corporate average by $1.30/boe. During the first quarter of the year, we expensed $15 million of our North Sea purchase price that was allocated to unproved properties where we had unsuccessful exploration results.

Depletion rates for our deep-water assets in the Gulf of Mexico increased relative to the prior year as a result of reserve revisions late in 2005. Consequently, our corporate average was higher by $0.25/boe compared to the second quarter of 2005.

The strengthening Canadian dollar offset these increases as the depletion of our international and US assets is denominated in US dollars. This lowered our corporate average by $0.85/boe compared to the second quarter of 2005.

EXPLORATION EXPENSE

                                                                       Three Months                Six Months
                                                                       Ended June 30              Ended June 30
(Cdn$ millions)                                                       2006         2005          2006        2005
------------------------------------------------------------------------------------------------------------------
Seismic                                                                 25           15            47          20
Unsuccessful Exploration Drilling                                        6           76            71          84
Other                                                                   15           14            31          29
                                                                     ---------------------------------------------
Total Exploration Expense (1)                                           46          105           149         133
                                                                     =============================================

New Growth Exploration                                                 167          114           284         224
Geological and Geophysical Costs                                        25           15            47          20
                                                                     ---------------------------------------------
Total Exploration Expenditures                                         192          129           331         244
                                                                     =============================================

Note:
(1) Includes exploration expense from discontinued operations (see Note 16 to our Unaudited Consolidated Financial Statements).

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $59 MILLION Exploration activity in the quarter included drilling a successful appraisal well to delineate our discovery on Alaminos Canyon Block 856 in the Gulf of Mexico. At the end of the quarter, we have two exploration wells drilling in the Gulf of Mexico (Ringo Shallow in deep water and West Cameron 135 on the shelf) and two exploration wells drilling on Block 51 in Yemen. We have exploration wells planned for the remainder in the year in the Gulf of Mexico, the North Sea and on Block 51 in Yemen.

Our year-to-date exploration expense includes first quarter costs related to unsuccessful wells at Pathfinder in the Gulf of Mexico, Zanzibar and Black Cat in the North Sea, and Ukot South, offshore Nigeria. We incurred additional costs during the year by acquiring seismic data, primarily in the Gulf of Mexico.

OIL AND GAS MARKETING
                                                                       Three Months                Six Months
                                                                       Ended June 30              Ended June 30
(Cdn$ millions)                                                       2006         2005          2006        2005
------------------------------------------------------------------------------------------------------------------
    Marketing Revenue, net                                             293          218           730         442
    Transportation                                                    (186)        (146)         (418)       (318)
    Other                                                                2           --             2          (2)
                                                                     ---------------------------------------------
Net Revenue                                                            109           72           314         122
                                                                     =============================================

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                 660          476           624         478
    Natural Gas (bcf/d)                                                5.4          4.6           5.4         4.8

Value-at-Risk
    Quarter-end                                                         20           20            20          20
    High                                                                27           28            27          30
    Low                                                                 18           17            17          17
    Average                                                             21           24            21          24
                                                                     ---------------------------------------------

HIGHER CONTRIBUTION FROM MARKETING INCREASED NET INCOME BY $37 MILLION
During the quarter, our gas marketing group took advantage of soft, near-term North American gas prices resulting from warmer than expected winter weather which pushed gas storage levels to record highs early in the injection season.

We have maintained our focus on trading within markets where we have a physical presence, taking advantage of both time and location spreads. We have also taken advantage of the lower price environment and injected gas into storage, which we expect to withdraw during the 2006/2007 winter heating season. These storage positions have been economically hedged. While our storage assets have increased in value, we are unable to recognize this value until the gas in storage is sold or the storage capacity is used.

Our crude oil marketing group realized gains during the quarter from selling crude oil volumes from inventory to take advantage of both narrowing quality differentials as well as rising WTI prices. We also took advantage of contango (increasing prices) in the forward curve, as well as volatility, to generate trading gains. Our crude oil marketing team recently enhanced their NGL business by acquiring Wittig Energy Ltd., a privately-held marketing company based in Kansas.

During the quarter, we expanded our marketing business in the UK with the acquisition of Foundation Energy Ltd., a privately-held London-based gas and power marketing company. This acquisition complements our existing crude oil marketing activities that are focused on supporting the sale of our North Sea production including the production expected from Buzzard later this year.

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

As part of our gas marketing strategy, we hold physical transportation and storage capacity contracts that allow us to take advantage of pricing differences between locations (i.e. west versus east) and time periods (i.e. summer versus winter). These capacity contracts have market value, similar to financial commodity contracts, as future margins realized depend on future prices and, more importantly, pricing differences. Like financial commodity contracts, the market value of our capacity contracts varies with changes in prices and pricing relationships. We routinely hedge the economic value of our capacity contracts using various financial derivative contracts, thereby limiting volatility in our economic results. Accounting rules, however, increase volatility in our reported results since these rules require us to recognize the change in fair value of financial derivative contracts hedging our capacity contracts, but do not allow us to recognize the change in fair value of the capacity contracts themselves. As a result, when prices or pricing relationships change, we may be required to include gains or losses in our reported results even though our underlying economic results may be largely unchanged.

COMPOSITION OF NET MARKETING REVENUE
                                                                       Three Months                Six Months
                                                                       Ended June 30              Ended June 30
(Cdn$ millions)                                                       2006         2005          2006        2005
------------------------------------------------------------------------------------------------------------------
Trading Activities                                                     107           65           309         109
Non-Trading Activities                                                   2            7             5          13
                                                                     ---------------------------------------------
                                                                       109           72           314         122
                                                                     =============================================

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

FAIR VALUE OF DERIVATIVE CONTRACTS
At June 30, 2006, the fair value of our derivative contracts not designated as accounting hedges totalled $236 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                               MATURITY
---------------------------------------------------------------------------------------------------------------
                                                      less than                             more than
                                                        1 year     1-3 years    4-5 years     5 years    Total
                                                     ----------------------------------------------------------
Prices
    Actively Quoted Markets                                 53           (11)          (5)         --       37
    From Other External Sources                            138            41           20          --      199
    Based on Models and Other Valuation Methods             --            --           --          --       --
                                                     ----------------------------------------------------------
Total                                                      191            30           15          --      236
                                                     ==========================================================

At June 30, 2006, we had $6 million of unrecognized gains on our derivative contracts designated as accounting hedges of the future sale of our gas inventory. These gains will be recognized in income when the inventory is sold. These contracts were valued from actively quoted markets and settle within 12 months.

We do not use option valuation methods to record income on transportation and storage contracts.

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

(Cdn$ millions)
------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2005                                                                         169
    Change in Fair Value of Contracts                                                                   317
    Net Losses (Gains) on Contracts Closed                                                             (250)
    Changes in Valuation Techniques and Assumptions (1)                                                  --
                                                                                                    --------
Fair Value at June 30, 2006                                                                             236
Unrecognized Gains on Hedges of Future Sale of Gas Inventory
    at June 30, 2006                                                                                      6
                                                                                                    --------
Total Outstanding at June 30, 2006                                                                      242
                                                                                                    ========

Note:
(1) Our valuation methodology has been applied consistently in each period.

TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS
                                                                                      June 30    December 31
(Cdn$ millions)                                                                          2006           2005
-------------------------------------------------------------------------------------------------------------
Current Assets                                                                             449          382
Non Current Assets                                                                         131          232
                                                                                     ------------------------
   Total Derivative Contract Assets                                                        580          614
                                                                                     ========================

Current Liabilities                                                                        258          321
Non Current Liabilities                                                                     86          124
                                                                                     ------------------------
   Total Derivative Contract Liabilities                                                   344          445
                                                                                     ========================

   Total Derivative Contract Net Assets (1)                                                236          169
                                                                                     ========================

Note:
(1) Does not include designated hedges. We recognize gains and losses on effective hedges in the same period as the hedged item.

NON-TRADING ACTIVITIES
We enter into fee-for-service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facility. We earned $2 million from these activities in the second quarter (2005 - $7 million) and $5 million year to date (2005 - $13 million).

CHEMICALS

HIGHER CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $8 MILLION
In North America, stronger sodium chlorate prices were offset by weaker chlor-alkali prices and lower sodium chlorate volumes. Operating costs are up reflecting higher electricity costs. In Brazil, sales remained strong as a result of continued demand from Aracruz Cellulose, our primary customer in Brazil, and from higher merchant market demand.

The weaker US dollar reduced quarterly sales by approximately $4 million, however, this was offset by mark-to-market gains of $3 million on Canadian dollar call options and by foreign exchange gains of $7 million on the US-dollar denominated debt of Canexus. Depreciation, depletion, amortization and impairment expense for chemicals in the second quarter of 2005 included a charge of $12 million relating to the closure of our Amherstburg, Ontario chemicals plant.


CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)
                                                                       Three Months                Six Months
                                                                       Ended June 30              Ended June 30
(Cdn$ millions)                                                       2006         2005          2006        2005
------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation      97           59           172         115
Stock-Based Compensation (1)                                            14           65           153         190
                                                                     ---------------------------------------------
Total General and Administrative Expense                               111          124           325         305
                                                                     =============================================

Note:
(1) Includes the tandem option plan, stock options for our US-based employees and stock appreciation rights.

LOWER COSTS INCREASED QUARTERLY NET INCOME BY $13 MILLION
Higher G&A expenses reflect higher employee levels as we continue to develop our oil and gas operations internationally and expand our marketing operations. Strong performance from our marketing group during the year increased our accrual for results-based compensation programs.

Changes in our share price create volatility in our net income as we account for stock-based compensation using the intrinsic-value method. This method uses our share price at the end of each quarter to determine our share-based compensation expense and related obligations. For the second quarter, our share price was largely unchanged and we recorded nominal stock-based compensation expense as a result.

INTEREST AND FINANCING COSTS
                                                                       Three Months                Six Months
                                                                       Ended June 30              Ended June 30
(Cdn$ millions)                                                       2006         2005          2006        2005
------------------------------------------------------------------------------------------------------------------
Interest                                                                71           74           137         141
    Less: Capitalized Interest                                         (60)         (43)         (117)        (76)
                                                                     ---------------------------------------------
Net Interest Expense                                                    11           31            20          65
                                                                     =============================================

LOWER INTEREST EXPENSE INCREASED QUARTERLY NET INCOME BY $20 MILLION
Our financing costs were comparable with the second quarter of 2005. During the quarter, the stronger Canadian dollar lowered our US-dollar denominated interest by $5 million. The credit facilities of Canexus are included with our results. This increased our expense by $3 million in the quarter.

We are capitalizing interest on our major development projects in the North Sea, Stage 3 expansion at Syncrude and at Long Lake until completion of the projects. Capitalized interest in 2006 increased primarily from higher cumulative investment in these projects. We expect that capitalized interest will continue to increase as we spend additional capital on these projects prior to their completion later this year and in 2007.

INCOME TAXES
                                                                Three Months                Six Months
                                                                Ended June 30              Ended June 30
(Cdn$ millions)                                                2006        2005           2006        2005
-----------------------------------------------------------------------------------------------------------
Current                                                         136          81            245         160
Future                                                           13          17            284         (43)
                                                              ---------------------------------------------
Total Provision for Income Taxes                                149          98            529         117
                                                              =============================================

Disclosed as:
Provision for Income Taxes - Continuing Operations              149          83            529          90
Provision for Income Taxes - Discontinued Operations (1)         --          15             --          27
                                                              ---------------------------------------------
Total Provision for Income Taxes                                149          98            529         117
                                                              =============================================

Effective Tax Rate (%)                                          27%         33%            61%         33%
                                                              ---------------------------------------------

Note:
(1) See Note 16 to our Unaudited Consolidated Financial Statements.

EFFECTIVE TAX RATE FOR THE QUARTER DECREASED TO 27%
In the first quarter, the UK government substantively enacted increases to the supplementary tax rate on our North Sea oil and gas activities from 10% to 20%, effective January 1, 2006. This has increased our future income tax liabilities, resulting in a charge of $277 million during the first quarter. During the second quarter, federal and certain provincial governments in Canada reduced corporate income tax rates. These rate reductions lowered our provision for future income taxes during the quarter by $32 million.

Current income taxes include cash taxes in Yemen of $81 million (2005 - $70 million) for the quarter and $148 million (2005 - $129 million) year to date. Our current income tax provision also includes current taxes in Colombia, federal and state taxes in the US and provincial capital taxes in Canada.

OTHER
                                                                Three Months                Six Months
                                                                Ended June 30              Ended June 30
(Cdn$ millions)                                                2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------
Change in Fair Value of Crude Oil Put Options                     3          (10)           (1)       (183)
                                                              ---------------------------------------------

Following our North Sea acquisition in late 2004, we purchased put options on 60,000 bbls/d of oil production for 2005 and 2006 to ensure base cash flow in those years while we invest in our major development projects. These options created an average WTI floor price for this production of US$43.17/bbl in 2005 and US$38.17/bbl in 2006. Accounting rules require that these options be recorded at fair value throughout their term. As a result, changes in forward crude oil prices cause gains or losses to be recorded on these options at each period end. A gain of $56 million was recorded in the fourth quarter of 2004, bringing the fair value of these options to $200 million. During the first six months of 2005, a significant increase in forward crude prices resulted in a value loss of $183 million. Strong WTI prices in 2006 have reduced the market value of these options to nil and we expensed $4 million in the first quarter as a result.

Late in the second quarter, we purchased put options on approximately 105,000 bbls/d of our 2007 crude oil production. These options establish a WTI floor price of US$50/bbl on these volumes and provide a base level of price protection without limiting our upside to higher prices. The put options were purchased for $26 million and are carried at fair value. We recorded a gain of $3 million for the change in fair value during the second quarter.

LIQUIDITY

CAPITAL STRUCTURE

                                                                              June 30    December 31
(Cdn$ millions)                                                                  2006           2005
-----------------------------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                                      640           171
   Public Senior Notes                                                          2,863         2,980
                                                                             ------------------------
     Senior Debt                                                                3,503         3,151
   Subordinated Debt                                                              513           536
                                                                             ------------------------
     Total Debt                                                                 4,016         3,687
   Less: Cash and Cash Equivalents                                                (86)          (48)
                                                                             ------------------------
                                                                                3,930         3,639
   Less: Non-Cash Working Capital, Restricted Cash and Margin Deposits (2)       (165)            2
                                                                             ------------------------
TOTAL NET DEBT                                                                  3,765         3,641
                                                                             ========================

SHAREHOLDERS' EQUITY (3)                                                        4,308         4,008
                                                                             ========================

Notes:
(1) Includes all of our debt and is calculated as long-term debt less net working capital.
(2) Excludes short-term borrowings since these are included in bank debt.
(3) At June 30, 2006, there were 262,142,876 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

CHANGE IN WORKING CAPITAL

                                                               June 30     December 31       Increase/
(Cdn$ millions)                                                   2006            2005      (Decrease)
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                           86              48             38
Restricted Cash and Margin Deposits                                 58              70            (12)
Accounts Receivable                                              2,388           3,151           (763)
Inventories and Supplies                                           745             504            241
Accounts Payable and Accrued Liabilities                        (2,990)         (3,710)           720
Other                                                              (36)            (17)           (19)
                                                              -----------------------------------------
   Net Working Capital                                             251              46            205
                                                              =========================================

Accounts receivable and payable related to our marketing operation decreased from year end as a result of lower natural gas prices. Natural gas prices spiked in December 2005, which increased our accrued gas sales and purchases at the end of the year. Natural gas prices have fallen since the beginning of the year, lowering our accruals at the end of the quarter. We also took advantage of low gas prices during the year and increased our gas storage inventories to 43 bcf at the end of the quarter. Offsetting the decrease in marketing payables was an increase in accrued stock-based compensation obligations since the beginning of the year as a result of our strong share price.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt since the beginning of the year are related to:

(Cdn$ millions)
-------------------------------------------------------------------------------------------------------
Capital Expenditures                                                                            1,551
Cash Flow from Operating Activities                                                            (1,108)
Changes in Non-Cash Working Capital                                                              (245)
                                                                                             ----------
   Excess                                                                                         198

Dividends on Common Shares                                                                         26
Issue of Common Shares and Exercise of Stock Options                                              (37)
Foreign Exchange Translation of US-dollar Debt and Cash                                          (134)
Increase in Current Obligation Related to Stock-Based Compensation                                 90
Other                                                                                             (19)
                                                                                             ----------
   Increase in Net Debt                                                                           124
                                                                                             ==========

OUTLOOK FOR REMAINDER OF 2006
We continue to expect our 2006 full year production to average between 220,000 and 240,000 boe/d before royalties. Production is expected to increase later this year as we bring the Syncrude expansion back on-line, bring on another development well at Aspen in the Gulf of Mexico and commence production at Buzzard. Where we end up in our range will largely be determined by the productivity of the Aspen well and the timing of first oil from Buzzard. We expect to generate approximately $2.7 billion in cash flow (before remediation and geological and geophysical expenditures) in 2006, assuming the following for the remainder of the year:


--------------------------------------------------------------------------------
WTI (US$/bbl)                                                             65.00
NYMEX Natural Gas (US$/mmbtu)                                              7.25
US to Canadian Dollar Exchange Rate                                        0.90
                                                                    ------------

To date, we have incurred over 50% of our planned 2006 capital investment of $2.9 billion. Our 2006 capital program is largely targeted towards our major development projects in the North Sea, Long Lake, coalbed methane, and Syncrude Stage 3, all planned to come on-stream within the next two years. Accelerated investments in CBM projects, additional drilling opportunities and higher costs at Aspen and Long Lake could increase our 2006 capital investment program by 10%.

Our future liquidity is primarily dependent on cash flows generated from our operations, existing committed credit facilities and our ability to access debt and equity markets. We are well advanced in developing a number of major projects and there remain additional capital requirements to bring them on-stream. Based on the assumptions noted above, our capital investment program and dividend requirements could exceed our cash flow in 2006 by $340 million. We plan to fund this shortfall by drawing on our unused committed credit facilities. In the fourth quarter of 2006, we must repay $90 million of medium term notes that become due, which we expect to fund using our committed credit facilities. At June 30, 2006, we had committed term credit facilities of $2.3 billion that are available until 2010, of which $390 million was drawn and $157 million was utilized to support outstanding letters of credit. In July 2006, we amended our committed term credit facilities by increasing them to $3.4 billion and extending the availability until 2011. We also have $731 million of uncommitted, unsecured credit facilities, of which $87 million was drawn and $69 million was utilized to support outstanding letters of credit as at June 30, 2006.

Late in the second quarter, we implemented a crude oil price protection strategy on a portion of our 2007 crude oil production. We purchased WTI put options on 105,000 bbls/d for $26 million. These options establish a WTI floor price of US$50/bbl on these volumes in 2007.

In the first and second quarters, we declared common share dividends of $0.05 per share each quarter. We expect to declare quarterly common share dividends of $0.05 per share in the remainder of the year.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES
We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2005 Annual Report on Form 10-K. During the six months ended June 30, 2006, we entered into additional operating leases and work commitments totaling $433 million, mainly relating to the signing of contracts relating to our Ettrick development in the North Sea. Of the increase, we expect to incur approximately $46 million in one to three years time, $225 million in four to five years time and $162 million after five years.


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

In June 2003, a subsidiary of Occidental Petroleum Corporation (Occidental) initiated an arbitration against us at the International Court of Arbitration of the International Chamber of Commerce (ICC Court) regarding an Area of Mutual Interest agreement relating to certain portions of Block 51 in the Republic of Yemen. In April 2006, the ICC Court released its tribunal's partial award that held we were obliged to offer Occidental the right to acquire 50% of our interest in those areas and that we breached that obligation. The result of this award is that Occidental is entitled to monetary damages. The ICC tribunal did not determine the amount of damages due to Occidental in this partial award. These damages will be determined at the conclusion of the second and final phase of the arbitration which will likely occur in late 2007. The amount of damages cannot be reasonably estimated at this time. Resolution of this matter is not expected to have a material adverse effect on our liquidity, consolidated financial position or operating activities.

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

These new standards are effective for fiscal years beginning on or after October 1, 2006 and early adoption is permitted. Adoption of these standards as at June 30, 2006 would increase our accounts receivable by $6 million, increase our future income tax liabilities by $2 million and increase shareholders' equity by $4 million.

In March 2006, the CICA's Emerging Issues Committee (EIC) issued Abstract 160, STRIPPING COSTS INCURRED IN THE PRODUCTION PHASE OF A MINING OPERATION (EIC-160). EIC-160 outlines accounting for overburden and mine waste materials removed in the process of accessing mineral deposits according to the benefit received by the entity. Generally, stripping costs should be accounted for as variable production costs and included in the costs of inventory produced in the period the stripping costs are incurred. If it can be shown that the stripping was for betterment of the mineral property, stripping costs should be capitalized. The standard outlines the requirement for amortization of capitalized stripping costs as well as a reconciliation of stripping costs incurred in the production phase. EIC-160 is effective for fiscal years beginning on or after July 1, 2006. We do not expect the adoption of EIC-160 will have any material impact on our results of operations or financial position.

In July 2006, the EIC issued Abstract 162, STOCK-BASED COMPENSATION FOR EMPLOYEES ELIGIBLE TO RETIRE BEFORE THE VESTING DATE (EIC-162). EIC-162 clarifies the accounting for stock-based compensation plans that allow for vesting of stock-based awards after an employee's retirement. If the employee is eligible to retire on the grant date of an award, related compensation cost is to be recognized in full at that date as there is no ongoing service requirement to earn the award. If the employee becomes eligible to retire during the vesting period, the compensation cost is to be recognized over the period from the grant date to the retirement eligibility date. EIC-162 is effective for interim and annual periods ending on or after December 31, 2006. We do not expect the adoption of EIC-162 will have any material impact on our results of operations or financial position.

US PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement 155, ACCOUNTING FOR CERTAIN HYBRID INSTRUMENTS, which amends Statement 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and Statement 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Statement 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from its host contract in accordance with Statement 133. Statement 155 also clarifies and amends certain other provisions of Statement 133 and Statement 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

On January 1, 2006, we adopted FASB Statement 123 (revised), SHARE-BASED PAYMENT (Statement 123(R)) using the modified-prospective approach and graded-vesting amortization. Under Statement 123(R) our tandem options and stock appreciation rights are considered liability-based stock compensation plans. Under the modified-prospective approach, no amounts are restated in prior periods. Upon adoption of Statement 123(R), we recorded a cumulative effect of a change in accounting principle of $2 million. This amount was recorded in general and administrative expenses during the first quarter of 2006 in our US GAAP Unaudited Consolidated Statement of Income.

Prior to the adoption of Statement 123(R), we accounted for our liability-based stock compensation plans in accordance with FASB Interpretation 28, ACCOUNTING FOR STOCK APPRECIATION RIGHTS AND OTHER VARIABLE STOCK OPTION OR AWARD PLANS (the intrinsic-value method). Accordingly, obligations were accrued on a graded-vesting basis and represented the difference between the market value of our common shares and the exercise price of underlying options and rights. Under Statement 123(R), obligations for liability-based stock compensation plans are measured at their fair value, and are re-measured at fair value in each subsequent reporting period.

Consistent with Statement 123(R), we account for any stock options that do not include a cash feature (equity-based stock compensation plans), using the fair-value method.

The impact of adopting Statement 123(R) on our results for the three months ended June 30, 2006 is as follows:

                                                                   Prior to adoption    After adoption      Increase /
(Cdn$ millions, except per share amounts)                            of FAS 123(R)       of FAS 123(R)      (Decrease)
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP               560                 549             (11)
Net Income - US GAAP                                                          405                 397              (8)
Basic Earnings per Common Share - US GAAP ($/share)                          1.55                1.52           (0.03)
Diluted Earnings per Common Share - US GAAP ($/share)                        1.51                1.48           (0.03)
                                                                   ---------------------------------------------------

The impact of adopting Statement 123(R) on our results for the six months ended June 30, 2006 is as follows:

                                                                   Prior to adoption    After adoption      Increase /
(Cdn$ millions, except per share amounts)                            of FAS 123(R)       of FAS 123(R)      (Decrease)
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP               872                 854             (18)
Net Income - US GAAP                                                          608                 596             (12)
Basic Earnings per Common Share - US GAAP ($/share)                          2.32                2.28           (0.04)
Diluted Earnings per Common Share - US GAAP ($/share)                        2.26                2.22           (0.04)
                                                                   ---------------------------------------------------

We recognize stock-based compensation expense for our retired and retirement-eligible employees over an accelerated vesting period in accordance with the provisions of Statement 123(R) for stock-based awards granted to employees after December 31, 2005. For stock-based awards granted prior to the adoption of Statement 123(R), stock-based compensation expense for our retired and retirement-eligible employees is recognized over a graded vesting period. If we applied the accelerated vesting provisions of Statement 123(R) to stock-based awards granted to our retired and retirement-eligible employees prior to the adoption of Statement 123(R), there would be no material change to our stock-based compensation expense for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005.

In July 2006, FASB issued FIN 48 ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES with respect to FAS 109 ACCOUNTING FOR INCOME TAXES regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results from operations or financial position.

EQUITY SECURITY REPURCHASES
During the quarter we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS
                                                                          Three Months Ended
                                                        2004                    2005                        2006
(Cdn$ millions, except per share amounts)            Sep     Dec     Mar    Jun      Sep        Dec     Mar      Jun
----------------------------------------------------------------- ---------------------------------- ----------------
Net Sales from Continuing Operations                 778     805     856    909    1,094      1,073     980    1,039
Net Income (Loss) from Continuing Operations         200     226      19    170      211        300     (79)     406
Net Income from Discontinued Operations               20      20      18     30      404         --      --       --
                                                   ------------------------------------------------------------------
Net Income (Loss)                                    220     246      37    200      615        300     (79)     406
                                                   ==================================================================

Earnings (Loss) per Common Share from
     Continuing Operations ($/share)
   Basic                                            0.77    0.87    0.07   0.65     0.81       1.15   (0.30)    1.55
   Diluted                                          0.76    0.86    0.07   0.64     0.79       1.12   (0.30)    1.52

Earnings (Loss) per Common Share ($/share)
   Basic                                            0.85    0.95    0.14   0.77     2.36       1.15   (0.30)    1.55
   Diluted                                          0.84    0.94    0.14   0.76     2.30       1.12   (0.30)    1.52
                                                   ------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report, including those appearing in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as ANTICIPATE, BELIEVE, INTEND, PLAN, EXPECT, ESTIMATE, BUDGET, OUTLOOK or other similar words, and include statements relating to future production associated with our coalbed methane, Long Lake, Syncrude, North Sea, West Africa and other projects.

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

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. To keep pace with growth in our US operations, we are implementing additional inventory tracking and procure-to-pay process controls. We have evaluated these changes and confirm that there has not been any change in the Company's internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

                                    PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual General Meeting of Shareowners was held on April 27, 2006. The following actions were taken at the Meeting, for which proxies were solicited pursuant to Section 85 of the Securities Act (Ontario).

(a) Each of the eleven director nominees proposed by management was elected by a show of hands. Proxies were received as follows:

     Director                                           For           Withheld
     --------------------------------------------------------------------------
     Charles W. Fischer                            180,451,075       1,966,039
     Dennis G. Flanagan                            181,623,004         794,110
     David A. Hentschel                            110,630,199      71,786,915
     S. Barry Jackson                              162,122,014      20,295,100
     Kevin J. Jenkins                              182,237,058         180,056
     Eric P. Newell, O.C.                          182,196,102         221,012
     Thomas C. O'Neill                             181,262,782       1,154,332
     Francis M. Saville, Q.C.                      160,997,089      21,420,025
     Richard M. Thomson, O.C.                      162,133,251      20,283,863
     John M. Willson                               162,135,336      20,281,778
     Victor J. Zaleschuk                           109,818,876      72,598,238

(b) The appointment of Deloitte & Touche LLP, Chartered Accountants, to serve as the independent auditor for 2006 was approved by a show of hands. Proxies of 180,272,674 (98.82%) for and 2,144,440 (1.18%) withheld were received.


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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2006.

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