Form 10-Q
period 2006-09-30
NEXEN INC
filed 2006-10-27
CIK 16873

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 1-6702

                              [GRAPHIC OMITTED]

                              [LOGO - NEXEN INC.]


                      Amalgamated under the Laws of Canada
                                   98-6000202
                      (I.R.S. Employer Identification No.)

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

                   Yes  [_]                 No   [X]

On September 30, 2006, there were 262,306,663 common shares issued and outstanding.

==============================================================================

                                   NEXEN INC.
                                     INDEX

PART I FINANCIAL INFORMATION    PAGE

   Item 1.   Unaudited Consolidated Financial Statements ....................3

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................28

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....47

   Item 4.   Controls and Procedures........................................47

PART II      OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders............48

   Item 6.   Exhibits.......................................................48

This report should be read in conjunction with our 2005 Annual Report on Form 10-K, our quarterly reports on Form 10-Q for the periods ending March 31 and June 30, 2006 and with our current reports on Form 8-K filed or furnished on February 17, March 22, April 27, June 13, July 5, July 13 and July 20, 2006.


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

On September 30, 2006, the noon-day exchange rate was US$0.8966 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Unaudited Consolidated Statement of Income
for the Three and Nine Months Ended September 30, 2006 and 2005.............4

Unaudited Consolidated Balance Sheet
as at September 30, 2006 and December 31, 2005..............................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Nine Months Ended September 30, 2006 and 2005.............6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three and Nine Months Ended September 30, 2006 and 2005.............7

Notes to Unaudited Consolidated Financial Statements........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions, except per share amounts

                                                                             Three Months                Nine Months
                                                                           Ended September 30        Ended September 30
                                                                             2006       2005          2006         2005
-----------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                                 997      1,094         3,016        2,859
    Marketing and Other (Note 15)                                             287         20         1,089          329
    Gain on Dilution of Interest in Chemicals Business (Note 2)                 -        193             -          193
                                                                        -----------------------------------------------
                                                                            1,284      1,307         4,105        3,381
                                                                        -----------------------------------------------
EXPENSES
    Operating                                                                 229        221           702          650
    Depreciation, Depletion, Amortization and Impairment                      244        256           770          748
    Transportation and Other (Note 17)                                        333        197           796          569
    General and Administrative                                                 60        342           385          647
    Exploration                                                                82         32           231          164
    Interest (Note 8)                                                          15         19            35           84
                                                                        -----------------------------------------------
                                                                              963      1,067         2,919        2,862
                                                                        -----------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         321        240         1,186          519
                                                                        -----------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                   112         95           357          255
    Future (Note 19)                                                           13        (71)          297         (141)
                                                                        -----------------------------------------------
                                                                              125         24           654          114
                                                                        -----------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS
   BEFORE NON-CONTROLLING INTERESTS                                           196        216           532          405
    Net Income Attributable to Non-Controlling Interests                        3          5            12            5
                                                                        -----------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                                         193        211           520          400
    Net Income from Discontinued Operations (Note 16)                           -        404             -          452
                                                                        -----------------------------------------------

NET INCOME                                                                    193        615           520          852
                                                                        ===============================================

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
    Basic (Note 13)                                                          0.74       0.81          1.98         1.54
                                                                        ===============================================

    Diluted (Note 13)                                                        0.72       0.79          1.93         1.51
                                                                        ===============================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 13)                                                          0.74       2.36          1.98         3.28
                                                                        ===============================================

    Diluted (Note 13)                                                        0.72       2.30          1.93         3.21
                                                                        ===============================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                                      September 30      December 31
                                                                                              2006             2005
--------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                                 31               48
      Restricted Cash and Margin Deposits                                                      110               70
      Accounts Receivable (Note 4)                                                           2,667            3,151
      Inventories and Supplies (Note 5)                                                        736              504
      Future Income Tax Assets                                                                 512                -
      Other                                                                                     79               51
                                                                                    --------------------------------
         Total Current Assets                                                                4,135            3,824
                                                                                    --------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $5,930 (December 31, 2005 - $5,468) (Note 7)                         10,962            9,594
    FUTURE INCOME TAX ASSETS                                                                   148              410
    DEFERRED CHARGES AND OTHER ASSETS (Note 6)                                                 287              398
    GOODWILL                                                                                   363              364
                                                                                    --------------------------------

                                                                                            15,895           14,590
                                                                                    ================================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 8)                                                           117                -
      Accounts Payable and Accrued Liabilities                                               3,532            3,710
      Accrued Interest Payable                                                                  37               55
      Dividends Payable                                                                         13               13
                                                                                    --------------------------------
         Total Current Liabilities                                                           3,699            3,778
                                                                                    --------------------------------

    LONG-TERM DEBT (Note 8)                                                                  4,075            3,687
    FUTURE INCOME TAX LIABILITIES                                                            2,454            1,960
    ASSET RETIREMENT OBLIGATIONS (Note 9)                                                      644              590
    DEFERRED CREDITS AND OTHER LIABILITIES (Note 10)                                           447              479
    NON-CONTROLLING INTERESTS (Note 2)                                                          80               88

    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:       Unlimited
        Outstanding:      2006 - 262,306,663 shares                                            809              732
                          2005 - 261,140,571 shares
      Contributed Surplus                                                                        3                2
      Retained Earnings                                                                      3,916            3,435
      Cumulative Foreign Currency Translation Adjustment                                      (232)            (161)
                                                                                    --------------------------------
         Total Shareholders' Equity                                                          4,496            4,008
                                                                                    --------------------------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 17)                                         15,895           14,590
                                                                                    ================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                                Three Months               Nine Months
                                                                              Ended September 30       Ended September 30
                                                                               2006         2005         2006        2005
--------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income from Continuing Operations                                       193          211          520         400
    Net Income from Discontinued Operations                                       -          404            -         452
    Charges and Credits to Income not Involving Cash (Note 14)                  205         (142)       1,168         666
    Exploration Expense                                                          82           32          231         164
    Changes in Non-Cash Working Capital (Note 14)                               212          216          (92)        120
    Other                                                                       (16)         (79)         (43)       (127)
                                                                          ------------------------------------------------
                                                                                676          642        1,784       1,675

FINANCING ACTIVITIES
    Proceeds from (Repayment of) Term Credit Facilities, Net                    136         (329)         551         (67)
    Proceeds from Long-Term Debt                                                  -            -            -       1,253
    Repayment of Long-Term Debt                                                   -         (577)           -      (1,818)
    Proceeds from (Repayment of) Short-Term Borrowings, Net                      37          (48)         122         (99)
    Dividends on Common Shares (Note 12)                                        (13)         (13)         (39)        (39)
    Issue of Common Shares and Exercise of Stock Options                          4           11           41          51
    Net Proceeds from Canexus Initial Public Offering (Note 2)                    -          301            -         301
    Proceeds from Term Credit Facilities of Canexus, Net (Notes 2 and 8)          6          173            4         173
    Other                                                                        (7)         (19)         (21)        (35)
                                                                          ------------------------------------------------
                                                                                163         (501)         658       (280)

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                              (844)        (624)      (2,330)     (1,869)
      Proved Property Acquisitions                                               (9)         (15)         (12)        (21)
      Chemicals, Corporate and Other                                            (26)          (9)         (88)        (33)
    Business Acquisitions, Net of Cash Acquired (Note 3)                          -            -          (78)          -
    Proceeds on Disposition of Assets                                             -          904           25         911
    Changes in Restricted Cash and Margin Deposits                              (52)        (210)         (40)       (210)
    Changes in Non-Cash Working Capital (Note 14)                                56          (81)         115         (54)
    Other                                                                       (18)           -          (22)          7
                                                                          ------------------------------------------------
                                                                               (893)         (35)      (2,430)     (1,269)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                         (1)          (8)         (29)          1
                                                                          ------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (55)          98          (17)        127

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  86          102           48          73
                                                                          ------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        31          200           31         200
                                                                          ================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                                 Three Months               Nine Months
                                                                              Ended September 30        Ended September 30
                                                                               2006        2005          2006        2005
--------------------------------------------------------------------------------------------------------------------------
COMMON SHARES
    Balance at Beginning of Period                                              799          694          732         637
    Issue of Common Shares                                                        2            4           28          24
    Exercise of Stock Options                                                     2            7           13          27
    Previously Recognized Liability Relating to Stock Options Exercised           6           14           36          31
                                                                           -----------------------------------------------
    Balance at End of Period                                                    809          719          809         719
                                                                           ===============================================

CONTRIBUTED SURPLUS
    Balance at Beginning of Period                                                3            1            2           -
    Stock-Based Compensation Expense                                              -            -            1           1
                                                                           -----------------------------------------------
    Balance at End of Period                                                      3            1            3           1
                                                                           ===============================================

RETAINED EARNINGS
    Balance at Beginning of Period                                            3,736        2,546        3,435       2,335
    Net Income                                                                  193          615          520         852
    Dividends on Common Shares (Note 12)                                        (13)         (13)         (39)        (39)
                                                                           -----------------------------------------------
    Balance at End of Period                                                  3,916        3,148        3,916       3,148
                                                                           ===============================================

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
    Balance at Beginning of Period                                             (230)         (82)        (161)       (105)
    Translation Adjustment, Net of Income Taxes                                  (2)        (101)         (71)        (78)
                                                                           -----------------------------------------------
    Balance at End of Period                                                   (232)        (183)        (232)       (183)
                                                                           ===============================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.   ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States (US) GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 21. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at September 30, 2006 and the results of our operations and our cash flows for the three and nine months ended September 30, 2006 and 2005.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to accruals, litigation, environmental and asset retirement obligations, income taxes and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2006.

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

During the three and nine month periods ended September 30, 2006, $7 million and $21 million respectively, of distributions were paid to non-Nexen ownership interests.

3.   BUSINESS ACQUISITIONS

We completed minor business acquisitions in the first half of 2006 for consideration of $78 million, net of cash acquired. These acquisitions were accounted for using the purchase method of accounting and we recorded goodwill of $12 million.

4.   ACCOUNTS RECEIVABLE

                                                                      September 30     December 31
(Cdn$ millions)                                                               2006            2005
---------------------------------------------------------------------------------------------------
Trade
    Marketing                                                                2,029           2,400
    Oil and Gas                                                                537             614
    Chemicals and Other                                                         53              48
                                                                     ------------------------------
                                                                             2,619           3,062
Non-Trade                                                                       58              96
                                                                     ------------------------------
                                                                             2,677           3,158
Allowance for Doubtful Accounts                                                (10)             (7)
                                                                     ------------------------------
Total                                                                        2,667           3,151
                                                                     ==============================
5.   INVENTORIES AND SUPPLIES

                                                                      September 30     December 31
(Cdn$ millions)                                                               2006            2005
---------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                  549            320
    Oil and Gas                                                                  3             11
    Chemicals and Other                                                         13             15
                                                                     ------------------------------
                                                                               565             346
Work in Process                                                                  5               6
Field Supplies                                                                 166            152
                                                                     ------------------------------
Total                                                                          736            504
                                                                     ==============================
6.       DEFERRED CHARGES AND OTHER ASSETS

                                                                      September 30     December 31
(Cdn$ millions)                                                               2006            2005
---------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 11)                             124            232
Deferred Financing Costs                                                        60             63
Crude Oil Put Options (Note 11)                                                 25              4
Asset Retirement Remediation Fund (Note 9)                                      13             14
Other                                                                           65             85
                                                                     ------------------------------
Total                                                                          287             398
                                                                     ==============================

7.   SUSPENDED WELL COSTS

The following table shows the changes in capitalized exploratory well costs included in property, plant and equipment during the nine month period ended September 30, 2006 and the year ended December 31, 2005, and does not include amounts that were initially capitalized and subsequently expensed in the same period.

                                                                      September 30     December 31
(Cdn$ millions)                                                               2006            2005
---------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                 252             116
    Additions to Capitalized Exploratory Well Costs Pending the
      Determination of Proved Reserves                                         198             174
    Capitalized Exploratory Well Costs Charged to Expense                      (34)            (27)
    Transfers to Wells, Facilities and Equipment Based on
      Determination of Proved Reserves                                          (8)             (3)
    Effects of Foreign Exchange                                                (10)             (8)
                                                                     ------------------------------
Balance at End of Period                                                       398             252
                                                                     ==============================

The following table shows the aging of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling.

                                                                      September 30     December 31
(Cdn$ millions)                                                               2006            2005
---------------------------------------------------------------------------------------------------
    Capitalized for a Period of One Year or Less                               248            165
    Capitalized for a Period of Greater than One Year                          150             87
                                                                     ------------------------------
Balance at End of Period                                                       398            252
                                                                     ==============================
Number of Projects that have Exploratory Well Costs Capitalized
    for a Period Greater than One Year                                           6              3
                                                                     ------------------------------

As at September 30, 2006, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block, offshore Nigeria ($79 million), our interests in three exploratory blocks in the Gulf of Mexico ($49 million), our coalbed methane exploratory activities in Canada ($15 million) and an exploratory block in the North Sea ($7 million). Exploratory costs offshore Nigeria were first capitalized in 1998 and we have subsequently drilled a further seven successful wells on the block. The joint venture partners have finalized pre-development design studies and have submitted a field development plan for government approval. When final regulatory approvals are received and the project has been sanctioned, we will book proved reserves. We have capitalized costs related to successful wells drilled in 2004, 2005 and 2006 in the Gulf of Mexico, and in Canada, we have capitalized exploratory costs relating to our coalbed methane projects. We have additional drilling activities planned for our exploratory block in the North Sea. We are continuing to assess all of these wells and projects, and we are working with our partners to prepare development plans.

8.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                      September 30     December 31
(Cdn$ millions)                                                               2006            2005
---------------------------------------------------------------------------------------------------
Canexus LP Term Credit Facilities (US$151 million drawn)                       168             171
Term Credit Facilities (US$475 million drawn)                                  530               -
Debentures, due 2006 (1)                                                        91              93
Medium-Term Notes, due 2007                                                    150             150
Medium-Term Notes, due 2008                                                    125             125
Notes, due 2013 (US$500 million)                                               558             583
Notes, due 2015 (US$250 million)                                               279             292
Notes, due 2028 (US$200 million)                                               223             233
Notes, due 2032 (US$500 million)                                               558             583
Notes, due 2035 (US$790 million)                                               880             921
Subordinated Debentures, due 2043 (US$460 million)                             513             536
                                                                    -------------------------------
                                                                             4,075           3,687
                                                                    ===============================

Note:
(1) Includes $50 million of principal that was effectively converted through a currency exchange contract to US$37 million.

(a)  INTEREST EXPENSE

                                                         Three Months             Nine Months
                                                       Ended September 30       Ended September 30
(Cdn$ millions)                                        2006         2005         2006        2005
--------------------------------------------------------------------------------------------------
Long-Term Debt                                           72           65          199         197
Other                                                     5            3           15          12
                                                   -----------------------------------------------
                                                         77           68          214         209
   Less: Capitalized                                    (62)         (49)        (179)       (125)
                                                   -----------------------------------------------
Total                                                    15           19           35          84
                                                   ===============================================

Capitalized interest relates to and is included as part of the cost of our oil and gas and Syncrude properties. The capitalization rates are based on our weighted-average cost of borrowings.

(b)  SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $631 million, $117 million of which was drawn at September 30, 2006 (December 31, 2005 - nil). We have also utilized $149 million of these facilities to support outstanding letters of credit at September 30, 2006 (December 31, 2005 - $468 million). Interest is payable at floating rates. The weighted average interest rate on our short-term borrowings was 5.5% for the three months ended September 30, 2006 (2005 - 3.9%) and 5.3% for the nine months ended September 30, 2006 (2005- 3.4%).

(c)  TERM CREDIT FACILITIES

At September 30, 2006, we had committed, unsecured term credit facilities of $3.4 billion, which are available to 2011. At September 30, 2006, US$475 million ($530 million) was drawn on these facilities (December 31, 2005 - nil). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable monthly at floating rates. The weighted average interest rate on our term credit facilities was 5.8% for the three months ended September 30, 2006 (2005 - 3.8%) and 5.7% for the nine months ended September 30, 2006 (2005 - 3.7%). At September 30, 2006, $199 million of these facilities were utilized to support outstanding letters of credit (December 31, 2005 - $250 million).

9.   ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment for the nine months ended September 30, 2006 and the year ended December 31, 2005, are as follows:

                                                                  September 30      December 31
(Cdn$ millions)                                                           2006             2005
------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                             611              468
    Obligations Assumed with Development Activities                         53               72
    Obligations Discharged with Disposed Properties                         (2)             (37)
    Expenditures Made on Asset Retirements                                 (25)             (34)
    Accretion                                                               28               26
    Revisions to Estimates                                                  (2)             138
    Effects of Foreign Exchange                                              2              (22)
                                                                 -------------------------------
Balance at End of Period (1,2)                                             665              611
                                                                 ===============================

Notes:
(1) Obligations due within 12 months of $21 million (December 31, 2005 - $21 million) have been included in accounts payable and accrued liabilities.
(2) Obligations relating to our oil and gas activities amount to $616 million (December 31, 2005 - $564 million) and obligations relating to our chemicals business amount to $49 million (December 31, 2005 - $47 million).


Our total estimated undiscounted asset retirement obligations amount to $1,627 million (December 31, 2005 - $1,471 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $74 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

In connection with the sale of our chemicals business in 2005 to Canexus LP, we contributed $14 million to a remediation fund which is being used for asset retirement obligations associated with the assets sold. We have included this on our Unaudited Consolidated Balance Sheet as deferred charges and other assets.

We own interests in assets for which the fair value of the asset retirement obligations cannot be reasonably determined because the assets currently have an indeterminate life and we cannot determine when remediation activities would take place. These assets include our interest in Syncrude's upgrader and sulphur pile. The estimated future recoverable reserves at Syncrude are significant and given the long life of this asset, we are unable to determine when asset retirement activities would take place. Furthermore, at present, the Syncrude plant can continue to run indefinitely with ongoing maintenance activities. The retirement obligations for these assets will be recorded in the first year in which the lives of the assets are determinable.

10.  DEFERRED CREDITS AND OTHER LIABILITIES

                                                                    September 30    December 31
(Cdn$ millions)                                                             2006           2005
------------------------------------------------------------------------------------------------
Deferred Transportation                                                       99             87
Long-Term Marketing Derivative Contracts (Note 11)                            93            124
Fixed-Price Natural Gas Contracts (Note 11)                                   80            128
Capital Lease Obligations                                                     45              9
Defined Benefit Pension Obligations                                           44             39
Stock-Based Compensation Liability                                            42             53
Other                                                                         44             39
                                                                   -----------------------------
Total                                                                        447            479
                                                                   =============================

11.  DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE AND FINANCIAL INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities are:

(Cdn$ millions)                                   SEPTEMBER 30, 2006                      DECEMBER 31, 2005
----------------------------------------------------------------------------   --------------------------------
                                          Carrying      Fair   Unrecognized    Carrying    Fair   Unrecognized
                                             Value     Value    Gain/(Loss)       Value   Value    Gain/(Loss)
                                          ----------------------------------   --------------------------------
Commodity Price Risk
    Non-Trading Activities
      Crude Oil Put Options                     25        25              -           4       4            -
      Fixed Price Natural Gas Contracts       (101)     (101)             -        (175)   (175)           -
      Natural Gas Swaps                        (13)      (13)             -          29      29            -

    Trading Activities
      Crude Oil and Natural Gas                284       284              -         161     161            -
      Future Sale of Gas Inventory               -        85             85           -     (35)         (35)

Foreign Currency Risk
    Non-Trading Activities                      10        10              -          14      14            -
    Trading Activities                           -         -              -           8       8            -
                                          ----------------------------------   --------------------------------
Total Derivatives                              205       290             85          41       6          (35)
                                          ==================================   ================================

Financial Assets and Liabilities
      Long-Term Debt                        (4,075)   (4,156)           (81)     (3,687) (3,863)        (176)
                                          ==================================   ================================

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

                                     Notional                         Average            Fair
                                      Volumes         Term              Price           Value
----------------------------------------------------------------------------------------------
                                     (bbls/d)                        (US$/bbl) (Cdn$ millions)
WTI Crude Oil Put Options              30,000         2006                 39               -
                                       20,000         2006                 38               -
                                       10,000         2006                 36               -
                                      105,000         2007                 50              25
                                                                               ---------------
                                                                                           25
                                                                               ===============

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

                                     Notional                         Average            Fair
                                      Volumes            Term           Price           Value
----------------------------------------------------------------------------------------------
                                       (Gj/d)                           ($/Gj) (Cdn$ millions)
Fixed-Price Natural Gas Contracts      15,514     2006 - 2007     2.28 - 2.47             (21)
                                       15,514     2007 - 2010     2.47 - 2.77             (80)
                                                                               ---------------
                                                                                         (101)
                                                                               ===============

Following the sale of the Canadian oil and gas properties, we entered into natural gas swaps to economically hedge our exposure to the fixed-price natural gas sales contracts. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

                                     Notional                         Average            Fair
                                      Volumes            Term           Price           Value
----------------------------------------------------------------------------------------------
                                       (Gj/d)                           ($/Gj) (Cdn$ millions)
Natural Gas Swaps                      15,514     2006 - 2007    9.17 - 10.59              (9)
                                       15,514     2007 - 2010            7.60              (4)
                                                                               ---------------
                                                                                          (13)
                                                                               ===============

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS
We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock in our margins. The physical and financial commodity contracts (derivative contracts) are stated at market value. The $284 million fair value of the derivative contracts at September 30, 2006 is included in the Unaudited Consolidated Balance Sheet and any change is included in marketing and other in the Unaudited Consolidated Statement of Income.

FUTURE SALE OF GAS INVENTORY
We have certain NYMEX futures contracts and swaps in place, which effectively lock in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts and swaps are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized gains at September 30, 2006 are:

                                         Hedged                            Average     Unrecognized
                                        Volumes              Month           Price             Gain
----------------------------------------------------------------------------------------------------
                                        (mmbtu)                         (US$/mmbtu)  (Cdn$ millions)
NYMEX Natural Gas Futures            27,190,000       January 2007           10.61               85
                                                                                    ----------------
                                                                                                 85
                                                                                    ================

(c)  FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

NON-TRADING ACTIVITIES

                                                                                                       Fair
                                                          Amount           Term          Rate         Value
--------------------------------------------------------------------------------------------------------------
                                                                                 (for US$1.00) (Cdn$ millions)
Foreign Currency Call Options - Buzzard (i)    (pound)24 million           2006          2.00             -
Canadian Dollar Call Options - Canexus (ii)         US$5 million    2006 - 2007          0.85             1
Foreign Currency Swap (iii)                        US$37 million           2006         0.736             9
                                                                                               ---------------
                                                                                                         10
                                                                                               ===============

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

(ii) CANADIAN DOLLAR CALL OPTIONS - CANEXUS
The operations of Canexus are exposed to changes in the US-dollar exchange rate as a portion of its sales are denominated in US dollars. Canexus LP purchased Canadian dollar call options to reduce this exposure to fluctuations in the Canadian-US dollar exchange rate. Canexus LP has the right to sell US$5 million monthly and purchase Canadian dollars at an exchange rate of US$0.85 until January 2007. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

(iii)    FOREIGN CURRENCY SWAP
We occasionally use derivative instruments to effectively convert cash flows from Canadian to US dollars and vice versa. At September 30, 2006, we held a foreign currency derivative instrument that obligates us and the counterparty to exchange principal and interest amounts. In November 2006, we will pay US$37 million and receive Cdn$50 million. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

TRADING ACTIVITIES

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. We enter into forward contracts to sell US dollars. When combined with certain commodity sales contracts, either physical or financial, these forward contracts allow us to lock in our margins on the future sale of crude oil and natural gas. The fair value of our US dollar forward contracts (September 30, 2006 - $nil) is included in the Unaudited Consolidated Balance Sheet. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

(d)  TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative contracts held by our marketing operation are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                                                     September 30    December 31
(Cdn$ millions)                                                                              2006           2005
-----------------------------------------------------------------------------------------------------------------
Accounts Receivable                                                                           718            382
Deferred Charges and Other Assets (1)                                                         124            232
                                                                                    -----------------------------
    Total Derivative Contract Assets                                                          842            614
                                                                                    =============================

Accounts Payable and Accrued Liabilities                                                      465            321
Deferred Credits and Other Liabilities (1)                                                     93            124
                                                                                    -----------------------------
    Total Derivative Contract Liabilities                                                     558            445
                                                                                    =============================

    Total Derivative Contract Net Assets (2)                                                  284            169
                                                                                    =============================

Notes:
(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) Comprised of $284 million (2005 - $161 million) related to commodity contracts and $nil (2005 - $8 million) related to US-dollar forward contracts and swaps.

Our exchange-traded derivative contracts are subject to margin deposit requirements. We have margin deposits of (pound)10 million ($22 million) at September 30, 2006 (December 31, 2005 - nil), which have been included in restricted cash and margin deposits on our Unaudited Consolidated Balance Sheet.

12.  SHAREHOLDERS' EQUITY DIVIDENDS

Dividends per common share for the three months ended September 30, 2006 were $0.05 (2005 - $0.05). Dividends per common share for the nine months ended September 30, 2006 were $0.15 (2005 - $0.15).

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

                                                                        Three Months              Nine Months
                                                                     Ended September 30        Ended September 30
(millions of shares)                                                  2006         2005         2006        2005
-----------------------------------------------------------------------------------------------------------------
Weighted-Average Number of Common Shares Outstanding                 262.3        260.6        262.0       260.1
Shares Issuable Pursuant to Stock Options                             13.6         12.9         14.1        13.8
Notional Shares to be Purchased from Proceeds of Stock Options        (7.1)        (6.4)        (7.2)       (8.6)
                                                                   ----------------------------------------------
Weighted-Average Number of Diluted Common Shares Outstanding         268.8        267.1        268.9       265.3
                                                                   ==============================================

In calculating the weighted-average number of diluted common shares outstanding for the three and nine months ended September 30, 2006 and 2005, all options were included because their exercise price was less than the quarterly average common share market price in the period. During the periods presented, outstanding stock options were the only potentially dilutive instruments.

14.  CASH FLOWS

(a)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                        Three Months              Nine Months
                                                                      Ended September 30       Ended September 30
(Cdn$ millions)                                                        2006        2005         2006        2005
-----------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                    244         256          770         748
Stock-Based Compensation                                                (59)        227           50         390
Provision for Future Income Taxes (Note 19)                              13         (71)         297        (141)
Change in Fair Value of Crude Oil Put Options                             5           1            6         184
Non-Cash Items included in Discontinued Operations                        -        (381)           -        (325)
Gain on Dilution of Interest in Chemicals Business                        -        (193)           -        (193)
Net Income Attributable to Non-Controlling Interests                      3           5           12          5
Other                                                                    (1)         14           33          (2)
                                                                   ----------------------------------------------
Total                                                                   205        (142)       1,168         666
                                                                   ==============================================
(b)      CHANGES IN NON-CASH WORKING CAPITAL

                                                                         Three Months             Nine Months
                                                                      Ended September 30       Ended September 30
(Cdn$ millions)                                                        2006        2005         2006        2005
-----------------------------------------------------------------------------------------------------------------
   Accounts Receivable                                                 (280)       (639)         557        (817)
   Inventories and Supplies                                              11          35         (247)       (174)
   Other Current Assets                                                 (50)        (26)         (29)        (15)
   Accounts Payable and Accrued Liabilities                             603         783         (240)      1,067
   Accrued Interest Payable                                             (16)        (18)         (18)          5
                                                                   ----------------------------------------------
Total                                                                   268         135           23          66
                                                                   ==============================================

Relating to:
   Operating Activities                                                 212         216          (92)        120
   Investing Activities                                                  56         (81)         115         (54)
                                                                   ----------------------------------------------
Total                                                                   268          135          23          66
                                                                   ==============================================
(c)  OTHER CASH FLOW INFORMATION

                                                                         Three Months             Nine Months
                                                                      Ended September 30       Ended September 30
(Cdn$ millions)                                                        2006        2005         2006        2005
-----------------------------------------------------------------------------------------------------------------
Interest Paid                                                            87          80          217         190
Income Taxes Paid                                                       109          96          317         248
                                                                   ----------------------------------------------

15.  MARKETING AND OTHER

                                                                        Three Months              Nine Months
                                                                      Ended September 30       Ended September 30
(Cdn$ millions)                                                        2006        2005         2006        2005
---------------------------------------------------------------------------------------- ------------------------
Marketing Revenue, Net                                                  229          25          959         467
Change in Fair Value of Crude Oil Put Options                            (5)         (1)          (6)       (184)
Interest                                                                  8           4           27          22
Foreign Exchange Gains (Losses)                                          (1)        (27)         (49)          1
Business Interruption Insurance Proceeds                                 50           -          124           -
Other                                                                     6          19           34          23
                                                                   ----------------------------------------------
Total                                                                   287          20        1,089         329
                                                                   ===================== ========================

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

                                                                        Three Months               Nine Months
                                                                     Ended September 30        Ended September 30
(Cdn$ millions, except per share amounts)                             2006         2005         2006        2005
-----------------------------------------------------------------------------------------------------------------
Revenues and Other Income
    Net Sales                                                            -           27            -         154
    Gain on Disposition of Assets                                        -          225            -         225
                                                                -------------------------------------------------
                                                                         -          252            -         379
Expenses
    Operating                                                            -            4            -          27
    Depreciation, Depletion, Amortization and Impairment                 -            -            -          28
    Exploration Expense                                                  -            -            -           1
                                                                -------------------------------------------------
Income before Income Taxes                                               -          248            -         323
    Provision for Future Income Taxes                                    -         (156)           -        (129)
                                                                -------------------------------------------------
Net Income from Discontinued Operations                                  -          404            -         452
                                                                =================================================

Earnings Per Common Share ($/share)
   Basic (Note 13)                                                       -         1.55            -        1.74
                                                                =================================================
   Diluted (Note 13)                                                     -         1.51            -        1.70
                                                                =================================================


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

In June 2003, a subsidiary of Occidental Petroleum Corporation (Occidental) initiated an arbitration against us at the International Court of Arbitration of the International Chamber of Commerce (ICC Court) regarding an Area of Mutual Interest agreement relating to certain portions of Block 51 in the Republic of Yemen. In April 2006, the ICC Court released its tribunal's partial award that held we were obliged to offer Occidental the right to acquire 50% of our interest in those areas and that we breached that obligation. The result of this award is that Occidental is entitled to monetary damages. The ICC tribunal did not determine the amount of damages due to Occidental in this partial award. These damages will be determined at the conclusion of the second and final phase of the arbitration which will likely occur in late 2007. Based on ongoing analysis and discussions with Occidental, we have accrued other expenses of $134 million with respect to this arbitration. The amount ultimately paid may differ from this accrual.

18.  PENSION AND OTHER POST RETIREMENT BENEFITS

(a)  NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

                                                                        Three Months               Nine Months
                                                                     Ended September 30        Ended September 30
(Cdn$ millions)                                                       2006         2005         2006        2005
-----------------------------------------------------------------------------------------------------------------
Nexen
    Cost of Benefits Earned by Employees                                 4            4           12          10
    Interest Cost on Benefits Earned                                     3            3            9          10
    Expected Return on Plan Assets                                      (3)          (3)          (9)         (8)
    Net Amortization and Deferral                                        1            -            3           1
                                                                  -----------------------------------------------
    Net Pension Expense                                                  5            4           15          13
                                                                  -----------------------------------------------

Canexus
    Cost of Benefits Earned by Employees                                 1            -            3           -
    Interest Cost on Benefits Earned                                     1            -            3           -
    Expected Return on Plan Assets                                      (1)           -           (3)          -
    Net Amortization and Deferral                                        -            -            -           -
                                                                  -----------------------------------------------
    Net Pension Expense                                                  1            -            3           -
                                                                  -----------------------------------------------

Syncrude
    Cost of Benefits Earned by Employees                                 1            1            3           3
    Interest Cost on Benefits Earned                                     1            1            3           4
    Expected Return on Plan Assets                                      (1)          (1)          (3)         (3)
    Net Amortization and Deferral                                        1            -            3           -
                                                                  -----------------------------------------------
    Net Pension Expense                                                  2            1            6           4
                                                                  -----------------------------------------------
Total                                                                    8            5           24          17
                                                                  ===============================================

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

THREE MONTHS ENDED SEPTEMBER 30, 2006

                                                                                                             Corporate
                                                                                                                   and
(Cdn$ millions)                                       Oil and Gas                      Syncrude(1)  Chemicals    Other    Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                United    United   Countries
                               Yemen   Canada   States   Kingdom         (2) Marketing
                              ---------------------------------------------------------
 Net Sales                       337      118    154       104        41         12         130         101         -       997
 Marketing and Other               2        1     51 (3)     2         -        229           -           -        2 (4)   287
                              --------------------------------------------------------------------------------------------------
                                 339      119    205       106        41        241         130         101         2    1,284
 Less: Expenses
  Operating                       36       35     27        21         2          6          42          60         -      229
  Depreciation, Depletion,
    Amortization and
     Impairment                   80       40     51        43         3          2           8          10         7      244
  Transportation and Other         1       11      -         -         -        173           3          11       134 (6)  333
  General and Administrative (5)  (3)       6      1         -         7         18           -           7        24       60
  Exploration                      1        4     63         5         9 (7)      -           -           -         -       82
  Interest                         -        -      -         -         -          -           -           3        12       15
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         224       23     63        37        20         42          77          10      (175)      321
                              ===========================================================================================
 Less: Provision for Income
  Taxes (8)                                                                                                                 125
 Less: Non-Controlling
  Interests                                                                                                                   3
                                                                                                                         ------
 Net Income                                                                                                                 193
                                                                                                                         ======

 Identifiable Assets             539    3,601  1,539     5,029       185      3,030 (9)   1,199         461       312    15,895
                              ==================================================================================================

 Capital Expenditures
  Development and Other           35      362    131       131         7          9          17           4        13       709
  Exploration                     13       89     43        10         6          -           -           -         -       161
  Proved Property Acquisitions     -        9      -         -         -          -           -           -         -         9
                              --------------------------------------------------------------------------------------------------
                                  48      460    174       141        13          9          17           4        13       879
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         2,282    4,825  2,646     4,292       210        219       1,306         836       276    16,892
  Less: Accumulated DD&A       2,003    1,403  1,243       358        73         44         179         483       144     5,930
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  279    3,422  1,403     3,934       137        175       1,127         353       132    10,962
                              ==================================================================================================

Notes:
(1)  Syncrude is considered a mining operation for US reporting  purposes.  Property,  plant and equipment at September 30,
     2006 include mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Colombia.
(3)  Includes $50 million of business interruption insurance proceeds related to production losses caused by Gulf of Mexico hurricanes in 2005.
(4)  Includes interest income of $8 million,  foreign exchange losses of $1 million and decrease in the fair value of crude oil put options of $5 million.
(5)  Includes stock-based compensation expense recovery of $14 million.
(6)  Includes $134 million accrual with respect to the Block 51 arbitration (see Note 17).
(7)  Includes exploration activities primarily in Nigeria and Colombia.
(8)  Includes Yemen cash taxes of $76 million.
(9)  Approximately 85% of Marketing's identifiable assets are accounts receivable and inventories.

NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                                                             Corporate
                                                                                                                   and
(Cdn$ millions)                                       Oil and Gas                      Syncrude(1)  Chemicals    Other    Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                United    United   Countries
                               Yemen   Canada   States   Kingdom         (2) Marketing
                              ---------------------------------------------------------
 Net Sales                     1,029      351    496       372       108         26         328         306         -     3,016
 Marketing and Other               6        7     51 (3)    81 (4)     1        959           -          12       (28) (5)1,089
                              --------------------------------------------------------------------------------------------------
                               1,035      358    547       453       109        985         328         318       (28)    4,105
 Less: Expenses
  Operating                      110      103     79        63         5         18         139         185         -       702
  Depreciation, Depletion,
    Amortization and
     Impairment                  248      115    155       168         8          6          19          30        21       770
  Transportation and Other         4       22      -         -         -        591          14          31       134 (6)   796
  General and Administrative (7)  11       56     46         6        32         93           -          20       121       385
  Exploration                      1       18    140        33        39 (8)      -           -           -         -       231
  Interest                         -        -      -         -         -          -           -           8        27        35
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         661       44    127       183        25        277         156          44      (331)    1,186
                              ===========================================================================================
 Less: Provision for Income
  Taxes  (9), (10)                                                                                                          654
 Less: Non-Controlling
  Interests                                                                                                                  12
                                                                                                                         ------
 Net Income                                                                                                                 520
                                                                                                                         ======

 Identifiable Assets             539    3,601  1,539     5,029       185      3,030 (11)  1,199         461       312    15,895
                              ==================================================================================================

 Capital Expenditures
  Development and Other          110      996    275       410        20         44          74          14        30     1,973
  Exploration                     28      206    155        35        21          -           -           -         -       445
  Proved Property Acquisitions     -       11      -         1         -          -           -           -         -        12
                              --------------------------------------------------------------------------------------------------
                                 138    1,213    430       446        41         44          74          14        30     2,430
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         2,282    4,825  2,646     4,292       210        219       1,306         836       276    16,892
  Less: Accumulated DD&A       2,003    1,403  1,243       358        73         44         179         483       144     5,930
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  279    3,422  1,403     3,934       137        175       1,127         353       132    10,962
                              ==================================================================================================

Notes:
(1)  Syncrude is considered a mining operation for US reporting  purposes.  Property,  plant and equipment at September 30,
     2006 include mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Colombia.
(3)  Includes $50 million of business interruption insurance proceeds related to production losses caused by Gulf of Mexico hurricanes in 2005.
(4)  Includes $74 million of business interruption insurance proceeds for generator failures in 2005.
(5)  Includes  interest  income of $27 million,  foreign  exchange  losses of $49 million and decrease in the fair value of crude oil put options of $6 million.
(6)  Includes $134 million accrual with respect to the Block 51 arbitration (see Note 17).
(7)  Includes stock-based compensation expense of $139 million.
(8)  Includes exploration activities primarily in Nigeria and Colombia.
(9)  Includes Yemen cash taxes of $224 million.
(10) Includes future income tax expense of $277 million related to an increase in the  supplemental tax rate on oil and gas activities in the United Kingdom (see Note 19).
(11) Approximately 85% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                                             Corporate
                                                                                                                   and
(Cdn$ millions)                                       Oil and Gas                      Syncrude(1)  Chemicals    Other    Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                United    United   Countries
                               Yemen   Canada   States   Kingdom         (2) Marketing
                              ---------------------------------------------------------
 Net Sales                       417      136    212        69        29          6         124         101         -     1,094
 Marketing and Other               3        -      -         1         -         25           -          15       (24) (3)   20
 Gain on Dilution of Interest
   in Chemicals Business           -        -      -         -         -          -           -         193          -      193
                              --------------------------------------------------------------------------------------------------
                                 420      136    212        70        29         31         124         309       (24)    1,307
 Less: Expenses
  Operating                       36       29     25        23         1          8          37          62         -       221
  Depreciation, Depletion,
    Amortization and
     Impairment                  107       35     57        33         2          3           4           9         6       256
  Transportation and Other         2        6      -         -         -        143           5          10        31       197
  General and Administrative (4)   1       39     34         -        70         39           -          12       147       342
  Exploration                      2        4     10         3        13 (5)      -           -           -         -        32
  Interest                         -        -      -         -         -          -           -           1        18        19
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         272       23     86        11       (57)      (162)         78         215      (226)      240
                              ==========================================================================================
 Less: Provision for Income
  Taxes  (6)                                                                                                                 24
 Less: Non Controlling
 Interests                                                                                                                    5
 Add:  Net Income from
  Discontinued Operations                                                                                                   404
                                                                                                                         ------
 Net Income                                                                                                                 615
                                                                                                                         ======

 Identifiable Assets             670    2,103  1,362     4,684       239      3,123 (7)   1,067         491        256   13,995
                              ==================================================================================================

 Capital Expenditures
  Development and Other           53      221     28       131         3          1          55           5         3       500
  Exploration                     11       26     46        35        15          -           -           -         -       133
  Proved Property Acquisitions     -       15      -         -         -          -           -           -         -        15
                              --------------------------------------------------------------------------------------------------
                                  64      262     74       166        18          1          55           5         3       648
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         2,174    3,254  2,308     3,838       252        168       1,179         821       232    14,226
  Less: Accumulated DD&A       1,737    1,279  1,106       120       116         69         168         447       116     5,158
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  437    1,975  1,202     3,718       136         99       1,011         374       116     9,068
                              ==================================================================================================

Notes:
(1)  Syncrude is considered a mining operation for US reporting  purposes.  Property,  plant and equipment at September 30,
     2005 include mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Nigeria and Colombia.
(3)  Includes  interest income of $4 million,  foreign  exchange  losses of $27 million,  and decrease in the fair value of crude oil put options of $1 million.
(4)  Includes stock based compensation expense of $260 million.
(5)  Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(6)  Includes Yemen cash taxes of $93 million.
(7)  Approximately 80% of marketing's identifiable assets are accounts receivable and inventories.

NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                                             Corporate
                                                                                                                   and
(Cdn$ millions)                                       Oil and Gas                      Syncrude(1)  Chemicals    Other    Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Other
                                                United    United   Countries
                               Yemen   Canada   States   Kingdom         (2) Marketing
                              ---------------------------------------------------------
 Net Sales                     1,025      316    593       242        78         16         292         297         -     2,859
 Marketing and Other               6        2      -         1         4        467           -          16       (167) (3) 329
 Gain on Dilution of Interest
 in Chemicals Business             -        -      -         -         -          -           -         193          -      193
                              --------------------------------------------------------------------------------------------------
                               1,031      318    593       243        82        483         292         506      (167)    3,381
 Less: Expenses
  Operating                      109       85     69        76         7         20         110         174         -       650
  Depreciation, Depletion,
    Amortization and
     Impairment                  256      105    182       115        11          8          13          42 (4)    16       748
  Transportation and Other         4       17      -         -         -        461          13          30        44       569
  General and Administrative(5)    3       93     71         -       117         72           -          39       252       647
  Exploration                      5       15     83        18        43 (6)      -           -           -         -       164
  Interest                         -        -      -         -         -          -           -           1        83        84
                              --------------------------------------------------------------------------------------------------
 Income (Loss) from
    Continuing Operations
     before Income Taxes         654        3    188        34       (96)       (78)        156         220      (562)      519
                              ===========================================================================================
 Less: Provision for Income
  Taxes (7)                                                                                                                 114
 Less: Non Controlling
 Interest                                                                                                                     5
 Add: Net Income from
  Discontinued Operations                                                                                                   452
                                                                                                                         ------
 Net Income                                                                                                                 852
                                                                                                                         ======

 Identifiable Assets             670    2,103  1,362     4,684       239      3,123 (8)   1,067         491       256    13,995
                              ==================================================================================================

 Capital Expenditures
  Development and Other          184      651     95       423        10         14         149           9        10     1,545
  Exploration                     27       53    178        51        48          -           -           -         -       357
  Proved Property Acquisitions     -       17      3         1         -          -           -           -         -        21
                              --------------------------------------------------------------------------------------------------
                                 211      721    276       475        58         14         149           9        10     1,923
                              ==================================================================================================

 Property, Plant and Equipment
  Cost                         2,174    3,254  2,308     3,838       252        168       1,179         821       232    14,226
  Less: Accumulated DD&A       1,737    1,279  1,106       120       116         69         168         447       116     5,158
                              --------------------------------------------------------------------------------------------------
 Net Book Value                  437    1,975  1,202     3,718       136         99       1,011         374       116     9,068
                              ==================================================================================================

Notes:
(1)  Syncrude is considered a mining operation for US reporting  purposes.  Property,  plant and equipment at September 30,
     2005 include mineral rights of $6 million.
(2)  Includes results of operations from producing activities in Nigeria and Colombia.
(3)  Includes interest income of $22 million, foreign exchange gains of $1 million, decrease in the fair value of crude oil put options of $184 million and decrease in the fair value of foreign currency options of $6 million.
(4)  Includes impairment charge of $12 million related to the closure of our sodium chlorate plant in Amherstburg, Ontario.
(5)  Includes stock-based compensation expense of $450 million.
(6)  Includes exploration activities primarily in Nigeria, Colombia and Equatorial Guinea.
(7)  Includes Yemen cash taxes of $222 million.
(8)  Approximately 80% of marketing's identifiable assets are accounts receivable and inventories.

21.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                              Three Months              Nine Months
                                                                           Ended September 30        Ended September 30
(Cdn$ millions, except per share amounts)                                  2006          2005         2006         2005
------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                               997        1,094         3,016        2,859
    Marketing and Other (ii)                                                298           12         1,111          321
    Gain on Dilution of Interest in Chemicals Business                        -          193             -          193
                                                                      --------------------------------------------------
                                                                          1,295        1,299         4,127        3,373
                                                                      --------------------------------------------------
EXPENSES
    Operating (iv)                                                          231          222           708          655
    Depreciation, Depletion, Amortization and Impairment (i)                244          265           770          777
    Transportation and Other                                                333          197           796          569
    General and Administrative (viii)                                        69          342           412          647
    Exploration                                                              82           32           231          164
    Interest                                                                 15           19            35           84
                                                                      --------------------------------------------------
                                                                            974        1,077         2,952        2,896
                                                                      --------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       321          222         1,175          477
                                                                      --------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                 112           95           357          255
    Deferred (ii); (iv); (viii); (ix)                                       290          (74)          294         (145)
                                                                      --------------------------------------------------
                                                                            402           21           651          110
                                                                      --------------------------------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NON-CONTROLLING
INTERESTS                                                                   (81)         201           524          367
    Net Income Attributable to Non-Controlling Interests                      3            5            12            5
                                                                      --------------------------------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                (84)         196           512          362
    Net Income from Discontinued Operations                                   -          404             -          452
                                                                      --------------------------------------------------

NET INCOME (LOSS) - US GAAP (1)                                             (84)         600           512          814
                                                                      ==================================================
EARNINGS (LOSS) PER COMMON SHARE ($/share)
    Basic (Note 13)
      Net Income (Loss) from Continuing Operations                        (0.33)        0.75          1.95         1.39
      Net Income from Discontinued Operations                                 -         1.55             -         1.74
                                                                      --------------------------------------------------
                                                                          (0.33)        2.30          1.95         3.13
                                                                      ==================================================
    Diluted (Note 13)
      Net Income (Loss) from Continuing Operations                        (0.33)        0.74          1.91         1.36
      Net Income from Discontinued Operations                                 -         1.51             -         1.70
                                                                      --------------------------------------------------
                                                                          (0.33)        2.25          1.91         3.06
                                                                      ==================================================

Note:
(1) RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                                Three Months             Nine Months
                                                                                    Ended                   Ended
                                                                                September 30             September 30
(Cdn$ millions)                                                               2006        2005         2006       2005
-----------------------------------------------------------------------------------------------------------------------
      Net Income - Canadian GAAP                                               193         615          520        852
      Impact of US Principles, Net of Income Taxes:
        Depreciation, Depletion, Amortization and Impairment (i)                 -          (9)           -        (29)
        Ineffective Portion of Cash Flow Hedges (ii)                             7          (5)          14         (5)
        Liability-Based Stock Compensation Plans (viii)                         (6)          -          (18)         -
        Deferred Income Taxes (ix)                                            (277)          -            -          -
        Other (iv)                                                              (1)         (1)          (4)        (4)
                                                                       ------------------------------------------------
      Net Income (Loss) - US GAAP                                              (84)        600          512        814
                                                                       ================================================

(b)  UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                              September 30     December 31
(Cdn$ millions, except share amounts)                                                 2006            2005
-----------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                        31                48
      Restricted Cash and Margin Deposits                                             110                70
      Accounts Receivable (ii)                                                      2,752             3,151
      Inventories and Supplies                                                        736               504
      Deferred Income Tax Assets                                                      512                 -
      Other                                                                            79                51
                                                                            --------------------------------
        Total Current Assets                                                        4,220             3,824
                                                                            --------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $6,323 (December 31, 2005 - $5,861) (iv); (vii)             10,912             9,550
    DEFERRED INCOME TAX ASSETS (ix)                                                   157               410
    DEFERRED CHARGES AND OTHER ASSETS (v); (vi)                                       236               345
    GOODWILL                                                                          363               364
                                                                            --------------------------------
                                                                                   15,888            14,493
                                                                            ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short Term Borrowings                                                           117                 -
      Accounts Payable and Accrued Liabilities (ii); (viii)                         3,559             3,745
      Accrued Interest Payable                                                         37                55
      Dividends Payable                                                                13                13
                                                                            --------------------------------
        Total Current Liabilities                                                   3,726             3,813
                                                                            --------------------------------

    LONG-TERM DEBT (v)                                                              4,020             3,630
    DEFERRED INCOME TAX LIABILITIES (i) - (ix)                                      2,438             1,906
    ASSET RETIREMENT OBLIGATIONS                                                      644               590
    DEFERRED CREDITS AND LIABILITIES (vi)                                             473               505
    NON-CONTROLLING INTERESTS                                                          80                88
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2006   - 262,306,663 shares
                      2005   - 261,140,571 shares                                     809               732
      Contributed Surplus                                                               3                 2
      Retained Earnings (ii); (iv); (viii); (ix)                                    3,891             3,418
      Accumulated Other Comprehensive Income (AOCI) (ii); (iii); (vi)                (196)             (191)
                                                                            --------------------------------
          Total Shareholders' Equity                                                4,507             3,961
                                                                            --------------------------------
    COMMITMENTS, CONTINGENCIES AND GUARANTEES
                                                                                   15,888            14,493
                                                                            ================================

(c) UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                    Three Months                Nine Months
                                                                 Ended September 30          Ended September 30
(Cdn$ millions)                                                    2006       2005            2006       2005
--------------------------------------------------------------------------------------------------------------
Net Income (Loss) - US GAAP                                         (84)       600             512        814
Other Comprehensive Income, Net of Income Taxes:
    Translation Adjustment (iii)                                     (6)      (101)            (71)       (78)
    Unrealized Mark-to-Market Gains (Losses) (ii)                    46        (71)             66        (78)
                                                            --------------------------------------------------
Comprehensive Income (Loss)                                         (44)       428             507        658
                                                            ==================================================

(d)  UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE
     INCOME - US GAAP

                                                                                   September 30    December 31
(Cdn$ millions)                                                                            2006           2005
---------------------------------------------------------------------------------------------------------------
Translation Adjustment (iii)                                                              (232)           (161)
Unrealized Mark-to-Market Gains (Losses) - Cash Flow Hedges (ii)                            50             (16)
Minimum Pension Liability Adjustment (vi)                                                  (14)            (14)
                                                                                -------------------------------
Accumulated Other Comprehensive Income (AOCI)                                             (196)           (191)
                                                                                ===============================

NOTES:
i. Under US GAAP, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to property, plant and equipment rather than a charge to retained earnings. As a result, additional depreciation, depletion, amortization and impairment expense of $10 million and $20 million was included in net income for the three and nine months ended September 30, 2005 respectively. The difference was fully amortized during 2005.

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

       At September 30, 2006, gains of $85 million were included in accounts receivable with respect to futures contracts and swaps we used to hedge commodity price risk on the future sale of our gas inventory as described in Note 11. Gains of $74 million ($50 million, net of income taxes) related to the effective portion have been deferred in AOCI until the underlying gas inventory is sold. These gains will be reclassified to marketing and other as the contracts settle over the next 12 months. The ineffective portion of the gains of $11 million ($7 million, net of income taxes) was recognized in net income during the quarter.

       FAIR VALUE HEDGES
       Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both is reflected in earnings. At September 30, 2006 and at December 31, 2005, we had no fair value hedges in place.

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

iv. Under Canadian GAAP, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

       o operating expenses include pre-operating costs of $2 million and $6 million for the three and nine months ended September 30, 2006, respectively ($1 million and $4 million, respectively, net of income taxes) (2005 - $1 million and $5 million, respectively ($1 million and $4 million, respectively, net of income taxes)); and

       o property, plant and equipment is lower under US GAAP by $31 million (December 31, 2005 - $25 million).

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

viii. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. As a result, general and administrative expense is higher under US GAAP by $9 million and $27 million for the three and nine months ended September 30, 2006, respectively ($6 million and $18 million, respectively, net of income taxes) and accounts payable and accrued liabilities is higher under US GAAP by $27 million as at September 30, 2006.

ix. Under US GAAP, enacted tax rates are used to calculate deferred income taxes, whereas under Canadian GAAP, substantively enacted rates are used. During the first quarter of 2006, the UK government substantively enacted increases to the supplementary tax on oil and gas activities from 10% to 20%, effective January 1, 2006. This created a $277 million future income tax expense during the first quarter of 2006 under Canadian GAAP. During the third quarter, the UK government enacted the revised tax rates and we recognized the $277 million deferred income tax expense during the three months ended September 30, 2006 in our US GAAP net income.


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

The impact of adopting Statement 123(R) on our results for the three months ended September 30, 2006 is as follows:

                                                                        Prior to adoption    After adoption    Increase /
(Cdn$ millions, except per share amounts)                                 of FAS 123(R)       of FAS 123(R)    (Decrease)
--------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP                  330                 321              (9)
Net Loss- US GAAP                                                                (78)                (84)             (6)
Basic Loss per Common Share - US GAAP ($/share)                                (0.30)              (0.33)          (0.03)
Diluted Loss per Common Share - US GAAP ($/share)                              (0.30)              (0.33)          (0.03)
                                                                        --------------------------------------------------

The impact of adopting Statement 123(R) on our results for the nine months ended September 30, 2006 is as follows:

                                                                        Prior to adoption    After adoption    Increase /
(Cdn$ millions, except per share amounts)                                 of FAS 123(R)       of FAS 123(R)    (Decrease)
--------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP                1,202               1,175             (27)
Net Income - US GAAP                                                             530                 512             (18)
Basic Earnings per Common Share - US GAAP ($/share)                             2.02                1.95           (0.07)
Diluted Earnings per Common Share - US GAAP ($/share)                           1.97                1.91           (0.06)
                                                                        --------------------------------------------------

We recognize stock-based compensation expense for our retired and retirement-eligible employees over an accelerated vesting period in accordance with the provisions of Statement 123(R) for stock-based awards granted to employees after December 31, 2005. For stock-based awards granted prior to the adoption of Statement 123(R), stock-based compensation expense for our retired and retirement-eligible employees is recognized over a graded vesting period. If we applied the accelerated vesting provisions of Statement 123(R) to stock-based awards granted to our retired and retirement-eligible employees prior to the adoption of Statement 123(R), our stock-based compensation expense would decrease by $9 million for the three months ended September 30, 2006 (2005 - increase by $6 million) and decrease by $5 million for the nine months ended September 30, 2006 (2005 - increase by $11 million).

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

In September 2006, FASB issued Statement 157, FAIR VALUE MEASUREMENTS. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In September 2006, FASB issued Statement 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS, AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R). Statement 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan on the balance sheet as an asset or liability and to recognize changes in the funded status through comprehensive income. This statement also requires measurement of the funded status of a plan as of the balance sheet date. The recognition and disclosures under Statement 158 are required for fiscal years ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 21 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS OCTOBER 24, 2006.

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

EXECUTIVE SUMMARY OF THIRD QUARTER RESULTS

                                                                      Three Months               Nine Months
                                                                   Ended September 30         Ended September 30
(Cdn$ millions)                                                     2006         2005          2006        2005
----------------------------------------------------------------------------------------------------------------
Net Income                                                           193          615           520         852
Earnings per Common Share ($/share)                                 0.74         2.36          1.98        3.28
Cash Flow from Operating Activities                                  676          642         1,784       1,675

Production, before Royalties (mboe/d)                                203          232           213         247
Production, after Royalties (mboe/d)                                 148          164           155         176
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)              66.82        67.09         64.83       56.44

Capital Expenditures                                                 879          648         2,430       1,923
Net Debt (1)                                                       4,151        3,585         4,151       3,585
                                                             ---------------------------------------------------

Note:
(1) Net debt is defined as long-term debt less net working capital (excluding future income tax assets).

Commodity prices remained strong, with WTI averaging US$70.48/bbl in the third quarter. Strong reference crude oil prices, together with narrowing quality differentials, allowed us to realize strong prices for our crude oil sales. The impact of these strong prices was, however, offset by the weakening US dollar since the majority of our oil and gas sales are denominated in or referenced to US dollars. This is mitigated to some extent as our US-dollar denominated expenses and capital expenditures are also reduced when translated to Canadian dollars. Overall, the higher Canadian dollar reduced our cash flow from operating activities by $188 million and our net income by $85 million during the first nine months of the year compared to 2005.

Our third quarter production averaged 203 mboe/d, 29 mboe/d below the third quarter of 2005. Of this decrease, 7 mboe/d relates to Canadian oil and gas properties we sold in the third quarter of 2005. The remainder of the decrease relates to reduced volumes in Yemen and the United States. These lower volumes result from natural declines and downtime caused by the hurricanes in the Gulf of Mexico in 2005, partially offset by new production from the Syncrude Stage 3 expansion.

Earlier this year, a court of arbitration concluded that we breached an obligation with respect to Block 51 in Yemen. While the amount of damages is yet to be determined, we have reduced our third quarter net income by an accrual of $134 million to reflect our estimate of this liability. During the quarter, we also received an interim payment of $50 million on business interruption insurance claims relating to production losses caused by the hurricanes in the Gulf of Mexico. Our net income year-to-date includes strong results from our marketing group as we used our storage and transportation infrastructure to move gas to markets and took advantage of location and time spreads. Our marketing group recognized over $275 million of net income before tax in the first nine months of the year. These gains were offset by $277 million of future income tax expense recognized in the first quarter related to an increase in the supplemental tax rate applicable to our North Sea operations in the United Kingdom. Our quarterly net income last year included $418 million of gains from our asset disposition programs, offset by $260 million of stock-based compensation expense.

Significant progress was made on our major development projects during the quarter. At Buzzard, we are in the process of completing the final hook-ups and commissioning before first production is scheduled to start prior to year end. The project is on schedule and on budget and is expected to significantly increase our production volumes in 2007, adding approximately 85,000 boe/d to our volumes when peak rates are achieved. At Syncrude, the Stage 3 expansion has returned to production, increasing our share of Syncrude production to approximately 25,000 bbls/d. Site construction at Long Lake is progressing on schedule, with steam injection scheduled to commence in early 2007 and followed by start-up of the upgrader in the second half of 2007.

CAPITAL INVESTMENT

A large portion of our capital investment through 2007 is focused on bringing our major development projects on-stream. To date, we have invested over $4.7 billion in Buzzard and Long Lake. These projects are expected to come on-stream later this year and next, and should contribute to significant growth in 2007.

In addition to developing these projects, we are also pursuing other opportunities through on-going exploration, appraisal and development of discoveries, exploitation of existing assets and the application of new technologies. Details of our capital programs are set out below.

THREE MONTHS ENDED SEPTEMBER 30, 2006

                                                          Major      Early Stage      New Growth       Core Asset
(Cdn$ millions)                                     Development      Development     Exploration      Development       Total
------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                             286                7               6                -         299
   United Kingdom                                           123                -              10                8         141
   United States                                              9                -              43              122         174
   Canada                                                    31                4              83               43         161
   Yemen                                                      -                -              13               35          48
   Other Countries                                            -                5               6                2          13
Syncrude                                                      6                -               -               11          17
                                                 -----------------------------------------------------------------------------
                                                            455               16             161              221         853

Chemicals, Marketing, Corporate and Other                     -                -               -               26          26
                                                 -----------------------------------------------------------------------------
Total Capital                                               455               16             161              247         879
                                                 =============================================================================
As a % of Total Capital                                     52%               2%             18%              28%        100%
                                                 -----------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                          Major      Early Stage      New Growth       Core Asset
(Cdn$ millions)                                     Development      Development     Exploration      Development       Total
------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                             780               60              45                -         885
   United Kingdom                                           373               12              35               26         446
   United States                                             18                -             155              257         430
   Canada                                                    60               14             161               93         328
   Yemen                                                      -                -              28              110         138
   Other Countries                                            -               14              21                6          41
Syncrude                                                     49                -               -               25          74
                                                 -----------------------------------------------------------------------------
                                                          1,280              100             445              517       2,342

Chemicals, Marketing, Corporate and Other                     -                -               -               88          88
                                                 -----------------------------------------------------------------------------
Total Capital                                             1,280              100             445              605       2,430
                                                 =============================================================================
As a % of Total Capital                                     53%               4%             18%              25%        100%
                                                 -----------------------------------------------------------------------------

MAJOR AND EARLY STAGE DEVELOPMENT PROJECTS

SYNTHETIC
Our Long Lake project continues to progress well. All SAGD wells have been drilled and completed. SAGD module fabrication is complete, all modules are on site and construction is approximately 90% complete. We expect our SAGD operations to be mechanically complete near year-end, with steam injection commencing in the first quarter of 2007. Bitumen production is expected to ramp up to peak rates over a 12 to 24 month period. Upgrader module fabrication is largely complete and over 90% of the modules are on site. Construction of the upgrader is approximately 60% complete and start up remains scheduled for the second half of 2007. Peak output of premium synthetic crude oil is expected within 6 to 18 months of start up.

While construction progress has been significant, high activity in the oil sands is placing ongoing pressure on the costs of labour and services. In addition, labour productivity has been lower than anticipated, requiring a larger workforce to maintain progress. After a review of all trends, the projected cost of Long Lake has increased from $3.8 billion to $4.6 billion ($1.9 billion to $2.3 billion, net to us).

Production capacity for the first phase of Long Lake is approximately 60,000 bbls/d (30,000 bbls/d net to us) of premium synthetic crude. Our plan is to expand oil sands production to approximately 240,000 bbls/d (120,000 bbls/d net to us) over the next 10 years. Three additional phases of 60,000 bbls/d (30,000 bbls/d net to us) are planned using the same technology and design as Long Lake. We are currently progressing Phase 2 development. We have completed the seismic and core hole drilling programs, ordered several major vessels and are finalizing regulatory applications. We continue to develop our overall execution strategy, cost estimate and project schedule.

UNITED KINGDOM
Our Buzzard project remains on schedule and on budget. Final hook-ups and commissioning are nearing completion. We expect production to ramp up as we tie-in the initial eight development wells, reaching peak rates of approximately 85,000 boe/d, net to us, in the first half of 2007. We have a 43.2% operated working interest in Buzzard.

The facility is designed to process up to 200,000 bbls/d of oil and 60 mmcf/d of gas, including the removal of hydrogen sulphide. Based upon recent drilling results, we have experienced more well-to-well variability in the concentration of hydrogen sulphide than previously seen. We are confident that existing equipment and processes will allow us to manage this variability for at least the first two to three years of production. Over the next 6 to 12 months we will acquire additional reservoir information to determine whether additional equipment is required. If required, our preliminary analysis indicates maximum additional capital of approximately $250 million ($110 million net to us).

CANADA
In Canada, we continue to develop coalbed methane from Mannville coals in the Fort Assiniboine area. At the end of the third quarter, our production from this area was 13 mmcf/d and we expect this to increase to over 30 mmcf/d this winter.

During the quarter, we added to our unconventional gas resource. We acquired over 100 sections of land in an emerging shale gas play in western Canada. We plan to initiate a drilling and evaluation program in 2007 to demonstrate the feasibility of this opportunity.

OTHER COUNTRIES
On Nigeria block OPL-222, basic engineering for the Usan field development plan is complete and tendering of contracts for all major components is proceeding. The current plan consists of a floating production, storage and offloading vessel with a storage capacity to two million barrels, capable of handling peak production rates of 160,000 bbls/d of oil. The co-venturers expect to formally sanction the project following evaluation of commercial bids. Government approval for contract award is expected to follow thereafter. Exploration and appraisal of additional opportunities on the block continues. We have a 20% interest in this exploration and development program.

NEW GROWTH EXPLORATION
In the Gulf of Mexico, our Ringo exploration well on Mississippi Canyon Block 546 encountered gas accumulations. We are evaluating a single well development tie-back to nearby facilities which could be on stream in early 2008. We have a 50% operated working interest.

Elsewhere in the Gulf, we expect to complete development of our Wrigley gas discovery on Mississippi Canyon Block 506 and expect to have this on stream in early 2007. At Alaminos Canyon Block 856, we are evaluating development options after completing a two-well exploration drilling program earlier this year. This block is located approximately 240 miles south of Houston and is immediately west of the Great White discovery. We have a 30% non-operated interest in the block. At Knotty Head on Green Canyon 512, we are proceeding with facility and subsurface studies. Access to rigs remains limited in the Gulf and we continue to work with partners to find a rig to complete the appraisal of the field.

In the fourth quarter, we plan to continue our exploration program, drilling one well in the Gulf of Mexico, three to five in the North Sea, one to two in Yemen and two in Colombia.

OTHER
During the quarter, we commenced power production at the Soderglen wind farm. The 70 megawatt wind farm is located southwest of Fort Macleod, Alberta. The project consists of 47 wind towers each with a 1.5 megawatt turbine. We have a 50% non-operated interest in the project.

FINANCIAL RESULTS
CHANGE IN NET INCOME
                                                                                                  2006 VS. 2005
                                                                                      Three Months             Nine Months
(Cdn$ millions)                                                                     Ended September 30     Ended September 30
------------------------------------------------------------------------------------------------------------------------------
NET INCOME AT SEPTEMBER 30, 2005 (1)                                                          615                    852
                                                                                 =============================================
    Favourable (Unfavourable) Variances:

     Cash Items:
       Production Volumes, after Royalties:
         Crude Oil                                                                            (79)                  (264)
         Natural Gas                                                                          (20)                   (51)
         Change in Crude Oil Inventory                                                        (17)                   (32)
                                                                                 ---------------------------------------------
           Total Volume Variance                                                             (116)                  (347)

       Realized Commodity Prices:
         Crude Oil                                                                             43                    368
         Natural Gas                                                                          (57)                   (37)
                                                                                 ---------------------------------------------
           Total Price Variance                                                               (14)                   331

       Oil and Gas Operating Expense:
         Conventional                                                                          (3)                    13
         Syncrude                                                                              (5)                   (29)
                                                                                 ---------------------------------------------
           Total Operating Expense Variance                                                    (8)                   (16)

       Marketing                                                                              182                    374
       Chemicals                                                                              (14)                    (7)
       General and Administrative                                                               8                    (49)
       General and Administrative - Stock-Based Compensation Paid                             (12)                   (29)
       Interest Expense                                                                         4                     49
       Current Income Taxes                                                                   (17)                  (102)
       Business Interruption Insurance Proceeds                                                50                    124
       Other                                                                                   46                     43
                                                                                 ---------------------------------------------
     Total Cash Variance                                                                      109                    371

     Non-Cash Items:
       Depreciation, Depletion, Amortization and Impairment
           Oil and Gas                                                                         13                     (3)
           Other                                                                               (1)                     9
       Exploration Expense                                                                    (50)                   (66)
       General and Administrative - Stock-Based Compensation Accrual                          286                    340
       Future Income Taxes                                                                   (240)                  (567)
       Change in Fair Value of Crude Oil Put Options                                           (4)                   178
       Gains from Divestiture Programs                                                       (418)                  (418)
       Block 51 Arbitration Accrual                                                          (134)                  (134)
       Other                                                                                   17                    (42)
                                                                                 ---------------------------------------------
     Total Non-Cash Variance                                                                 (531)                  (703)
                                                                                 ---------------------------------------------

NET INCOME AT SEPTEMBER 30, 2006                                                              193                    520
                                                                                 =============================================

Note:
(1) Includes results of discontinued operations (see Note 16 to our Unaudited Consolidated Financial Statements).

Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION (BEFORE ROYALTIES) (1)

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
                                                                                 2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                                                        90.5        113.7          96.0       114.4
    Canada (2)                                                                   19.2         26.3          20.7        31.8
    United States                                                                16.7         18.5          17.9        23.3
    United Kingdom                                                               12.8          9.4          15.2        11.3
    Other Countries                                                               6.7          5.3           6.4         5.5
Syncrude (3) (mbbls/d)                                                           20.5         17.2          17.6        15.2
                                                                          ---------------------------------------------------
                                                                                 166.4       190.4         173.8       201.5
                                                                          ---------------------------------------------------
Natural Gas (mmcf/d)
    Canada (2)                                                                    106          112           105         132
    United States                                                                 105          122           111         123
    United Kingdom                                                                 11           14            22          19
                                                                          ---------------------------------------------------
                                                                                  222          248           238         274
                                                                          ---------------------------------------------------
Total (mboe/d)                                                                    203          232           213         247
                                                                          ===================================================

PRODUCTION (AFTER ROYALTIES)

                                                                                   Three Months              Nine Months
                                                                                Ended September 30      Ended September 30
                                                                                 2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                                                        49.5         61.2          51.8        60.9
    Canada (2)                                                                   14.6         19.7          16.2        24.5
    United States                                                                14.6         16.2          15.7        20.6
    United Kingdom                                                               12.8          9.4          15.2        11.3
    Other Countries                                                               6.2          4.9           5.8         5.2
Syncrude (3) (mbbls/d)                                                           18.2         17.0          15.8        15.0
                                                                          ---------------------------------------------------
                                                                                115.9        128.4         120.5       137.5
                                                                          ---------------------------------------------------

Natural Gas (mmcf/d)
    Canada (2)                                                                     90           95            89         105
    United States                                                                  89          103            94         104
    United Kingdom                                                                 11           14            22          19
                                                                          ---------------------------------------------------
                                                                                  190          212           205         228
                                                                          ---------------------------------------------------

Total (mboe/d)                                                                    148          164           155         176
                                                                          ===================================================

 Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Includes the following production from discontinued operations. See Note 16 to our Unaudited Consolidated Financial Statements.

                                                                                   Three Months              Nine Months
                                                                               Ended September 30        Ended September 30
                                                                                2006         2005         2006        2005
   ------------------------------------------------------------------------------------------------------------------------
   Before Royalties
     Crude Oil and NGLs (mbbls/d)                                                  -          4.3            -         9.0
     Natural Gas (mmcf/d)                                                          -           13            -          32
   After Royalties
     Crude Oil and NGLs (mbbls/d)                                                  -          3.3            -         7.0
     Natural Gas (mmcf/d)                                                          -            9            -          22
                                                                         --------------------------------------------------

(3)  Considered a mining operation for US reporting purposes.

LOWER PRODUCTION DECREASED NET INCOME FOR THE QUARTER BY $116 MILLION Production before royalties decreased 12% from the third quarter in 2005 and was 6% below the second quarter of this year. Our 2006 production excludes volumes from our Canadian oil and gas properties that were sold in the third quarter of 2005. Removing the impact of these property dispositions, production declined 10% from the third quarter of 2005.

The following table summarizes our production volume changes since the last quarter:

                                                            Before       After
(mboe/d)                                                 Royalties   Royalties
-------------------------------------------------------------------------------
Production, Second Quarter 2006                               215          158
    Production changes:
      Yemen                                                    (5)          (3)
      Canada                                                   (1)          (1)
      United States                                            (1)          (1)
      United Kingdom                                           (8)          (8)
      Syncrude                                                  3            3
                                                         ----------------------
Production, Third Quarter 2006                                203          148
                                                         ======================

We expect production increases in the fourth quarter to come from our major development project at Buzzard in the North Sea, higher production rates from the Syncrude Stage 3 expansion and from additional Gulf of Mexico production. At Long Lake, steam injection is expected to begin in early 2007 and the upgrader is scheduled to commence synthetic crude oil production in the second half of 2007. Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

YEMEN
Production from Yemen decreased 5% from the previous quarter. Production declines at Masila reflect the maturity of the field. Base declines at Masila are expected to continue as we maximize recovery of the remaining reserves on the block. We have drilled 22 wells and three sidetracks on the Masila block to date this year and expect to drill a total of 31 wells and four sidetracks in 2006. Strong initial rates from new wells, combined with well optimizations, have helped to minimize the production declines.

Block 51 production was 4% less than the second quarter and reflects lower than expected initial rates on new wells and higher natural decline rates. We have drilled 19 wells in 2006 and expect to drill another four by year end.

CANADA
Production in Canada decreased 3% from the previous quarter, largely as a result of natural declines. Canadian production was 18% lower than the third quarter of 2005 primarily as a result of the sale of certain conventional oil and gas properties in the third quarter of last year. These properties produced approximately 6,500 boe/d in the third quarter of last year. Production volumes in Canada are expected to increase later this year with increasing gas production from our coalbed methane projects as the wells de-water and we complete more wells. We expect further increases in Canada in 2007 with the commencement of production of premium synthetic crude oil at Long Lake and additional coalbed methane volumes.

UNITED STATES
Gulf of Mexico production was 4% lower than the previous quarter and 12% lower than the third quarter of 2005. Production from Vermilion 321 was restored in late September, while three other fields remain shut-in due to damage from Hurricane Rita last year, reducing our volumes by 4,000 boe/d. We expect most of this production will be restored in the fourth quarter. In the third quarter, we received a $50 million interim payment on business interruption insurance claims related to these storms. We continue to work with our insurers to settle our outstanding property damage and business interruption insurance claims.

Production from Aspen has decreased 10% from the previous quarter and 12% from the third quarter of 2005 due to natural declines. We are in the process of completing another development well drilled at Aspen in the third quarter. This well is expected to come on stream before year-end at an initial production rate of between 12,000 and 15,000 boe/d. Gunnison production remains strong, accounting for 30% of our production from the Gulf of Mexico. Development of the Dawson Deep discovery was completed in July while the Wrigley development has been delayed by the tight rig market in the Gulf. A rig has been secured and production is expected in early 2007.

UNITED KINGDOM
North Sea production was 35% lower than the previous quarter, primarily due to an extended maintenance turnaround on the Scott platform in August. Work on the flare tip and Sage pipeline inspection and maintenance activities shut-in the Scott and Telford fields for the entire month. Production has resumed from the Scott and Telford fields with no downtime expected for the remainder of the year. Quarterly production increased relative to the third quarter of last year with the addition of new production from the Farragon field in late 2005. Our 2005 production was reduced by two generator failures on the Scott platform.

Our Buzzard development remains on schedule and on budget with first production expected in the fourth quarter of 2006. Final hook-ups and commissioning are nearing completion. We expect production to ramp up as we tie-in the initial eight development wells, reaching peak rates of approximately 85,000 boe/d by mid 2007.

OTHER COUNTRIES
Production from our Guando field in Colombia averaged 6,700 bbls/d during the quarter, 26% higher than the third quarter of 2005. In 2006, we completed two infill drilling programs, bringing 15 additional wells online. We expect to maintain current production rates for the remainder of the year.

SYNCRUDE
At Syncrude, the start-up of the Stage 3 expansion was delayed by the emission of odours from the flue gas desulphurizer plant. Production from the Stage 3 expansion started in early May and was approaching design capacity rates prior to shutting in as a result of the odour emissions. Modifications to eliminate the odour emissions were completed and the expansion restarted operations in late August. The expansion is now operating at capacity, increasing our share of production to approximately 25,000 bbls/d.

Strong realized prices from base production have enabled us to fully recover capital costs associated with the Stage 3 expansion. Consequently, our Syncrude royalty in 2006 increased from a 1% gross revenue royalty to a 25% net revenue royalty. As a result of the increased royalty rates, we receive lower net production relative to our working interest production volumes.

COMMODITY PRICES
                                                                                   Three Months                Nine Months
                                                                                 Ended September 30         Ended September 30
                                                                                 2006         2005          2006         2005
------------------------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                                     70.48        63.52         68.22        55.51
                                                                          ----------------------------------------------------

    Differentials (1) (US$/bbl)
      Masila (Yemen)                                                             2.96         5.00          3.14         5.59
      Heavy Oil (Canada)                                                        19.17        19.17         21.98        19.88
      Mars (US)                                                                  7.61         6.58          7.49         6.49
      Dated Brent (UK)                                                           0.99         1.98          1.26         1.97

    Producing Assets (Cdn$/bbl)
      Yemen                                                                     76.08        72.04         73.58        61.64
      Canada                                                                    52.95        51.05         44.37        41.80
      United States                                                             70.23        68.30         67.92        56.89
      United Kingdom                                                            77.73        65.87         73.02        58.88
      Other Countries                                                           74.05        65.82         67.96        55.22
      Syncrude                                                                  77.53        78.93         76.08        71.08

    Corporate Average (Cdn$/bbl)                                                73.06        68.99         69.57        58.39
                                                                          ----------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)                             6.14         9.69          6.89         7.71
    AECO (Cdn$/mcf)                                                              5.72         7.75          6.82         7.03
                                                                          ----------------------------------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                                     5.78         8.19          6.54         6.66
      United States                                                              7.18        11.57          7.96         9.63
      United Kingdom                                                             5.57         4.84          7.88         6.00

    Corporate Average (Cdn$/mcf)                                                 6.39         9.68          7.29         7.95
                                                                          ----------------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                           66.82        67.09         64.83        56.44
                                                                          ----------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                                0.8920       0.8325        0.8829       0.8170
                                                                          ----------------------------------------------------

Note:
(1)  These differentials represent a discount relative to WTI.

LOWER REALIZED COMMODITY PRICES REDUCED QUARTERLY NET INCOME BY $14 MILLION Average WTI remained constant with the previous quarter and strong benchmark commodity prices allowed us to realize solid prices for our crude oil, averaging $73.06/bbl in the quarter. Our realized gas price decreased 34% from the third quarter of 2005 averaging $6.39/mcf while NYMEX decreased 37% in the same period averaging US$6.14/mmbtu.

Compared with the third quarter of 2005 WTI has increased by 11% yet our Canadian dollar realized crude oil price has only increased by 6%.This reflects the impact of a weaker US dollar offset to some extent by narrower crude oil differentials. All of our oil sales and most of our gas sales are denominated in or referenced to US dollars. As a result, the weakening US dollar decreased net sales for the quarter by approximately $63 million ($221 million year to date), and reduced our realized crude oil and natural gas prices by approximately $5.22/bbl and $0.46/mcf, respectively, compared to the third quarter of 2005.

CRUDE OIL REFERENCE PRICES
Crude oil prices remained strong throughout the third quarter of 2006, with WTI averaging US$70.48/bbl for the quarter. Prices weakened towards the end of the quarter with WTI averaging US$63.90/bbl in September compared to US$74.46/bbl and US$73.08/bbl for the months of July and August, respectively. The decline in crude prices was largely driven by reduced geopolitical tensions, the lack of hurricanes in the Gulf of Mexico, weakening demand for gasoline products in North America and above average crude oil inventories.

At the beginning of the third quarter, geopolitical tensions were high in the Middle East as a result of the Iranian nuclear situation, fighting between Israel and Hezbollah and continuing violence in Iraq. Ongoing pipeline issues which caused supply outages in Nigeria also contributed to price volatility in the market. The ceasefire announced between Israel and Hezbollah in mid-August and Iran's decision to work with the United Nations for a peaceful resolution to their nuclear enrichment program were bearish influences on WTI towards the end of the quarter.

In the US, the end of the summer driving season combined with a mild hurricane season and crude oil inventory levels higher than the five-year average for the seventh consecutive month contributed to the late-quarter weakening of WTI. Concerns have now arisen that winter may be milder than previous years due to the warming effect of El Nino. These factors caused hedge funds to sell off long positions in September putting further downward pressure on WTI.

The bearish sentiments for crude oil in September were heightened by OPEC's decision not to cut existing production quotas. In mid-October, however, OPEC agreed to trim global oil production by 1.2 million barrels a day effective November 1, 2006 to provide support to falling prices.

CRUDE OIL DIFFERENTIALS
In Canada, heavy crude oil differentials widened slightly averaging US$19.17/bbl (27% of WTI) in the third quarter compared to US$17.88/bbl (25% of WTI) in the second quarter. With average crude oil reference prices relatively unchanged for both the second and third quarters, this widening reflects the lower seasonal demand for asphalt.

On the US Gulf Coast, the Mars differential for the third quarter averaged US$7.61/bbl (11% of WTI), up slightly from US$6.97/bbl (10% of WTI) in the second quarter.

The Brent/WTI differential maintained its strength from the second quarter averaging US$0.99/bbl during the third quarter compared to US$1.08/bbl in the second quarter. Historically, WTI has traded at a premium of US$1.50 to $2.00 relative to Brent for the summer months. In April and August, however, we saw WTI trade at a discount to Brent. This was caused by weak US demand during a heavier than usual maintenance season, coupled with high US crude inventory levels. On-going production outages in Nigeria and strong demand from Asia also helped push Brent up relative to WTI. This stronger Brent pricing resulted in higher pricing for our North Sea barrels. In September, the Brent/WTI differential widened to US$2.19/bbl, which is more in line with traditional levels.

Our Yemen Masila differential has also narrowed relative to WTI on the back of stronger Brent pricing since Masila crude is priced off Brent. In the third quarter, the Masila/WTI differential averaged US$2.96/bbl compared to the second quarter differential of US$2.71/bbl. The strong Masila crude pricing also reflects continued strong Asian demand.

NATURAL GAS REFERENCE PRICES
Natural gas prices have weakened considerably from their record highs in late 2005 when prices peaked above US$15.00/mmbtu. NYMEX natural gas prices averaged US$6.14/mmbtu for the third quarter. The softening in both near-term and longer-term natural gas prices can be attributed to storage levels which are near full and well above the five year average, the lack of supply disruptions in the Gulf of Mexico following a mild hurricane season, predictions of a warmer than normal winter in North America due to the effect of El-Nino and the third quarter liquidation of Amaranth, a large hedge fund, which had accumulated significant 2007 time-spread positions.

OPERATING COSTS

                                                                                   Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$/boe)                                                                        2006        2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
Operating costs based on our working interest production before royalties (1)
     Conventional Oil and Gas (2)                                                 7.25        5.94          6.75        5.85
     Synthetic Crude Oil
       Syncrude                                                                  21.69       23.22         28.84       26.44
     Corporate Average (2)                                                        8.72        7.21          8.57        7.11
                                                                           --------------------------------------------------

Operating costs based on our net production after royalties
     Conventional Oil and Gas (2)                                                10.26        8.69          9.50        8.45
     Synthetic Crude Oil
       Syncrude                                                                  24.38       23.46         32.14       26.70
     Corporate Average (2)                                                       12.01       10.21         11.81       10.00
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

HIGHER OIL AND GAS OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY
$8 MILLION
During the quarter, higher costs and lower production rates at our Block 51 field in Yemen increased our corporate average by $0.40/boe. Higher Block 51 operating costs reflect increased employee headcount, increased water handling, and increased fuel consumption and fuel prices.

Operating costs in the Gulf of Mexico and Canada have increased from last year due to industry cost pressures caused by the strong commodity price environment. Higher costs in the Gulf of Mexico and Canada increased our corporate average by $0.75/boe from the prior year.

Following the sale of Canadian production in 2005, barrels from the North Sea are contributing a higher percentage of our total production. As the North Sea has higher operating costs than our average cost per barrel, the change in production mix has increased our corporate average by $0.45/boe. This was offset by reduced operating costs in the North Sea relative to 2005. Our operating expense in 2005 included repair costs related to the turbine failures and pipeline tariff costs on our Telford gas production. The tariff was eliminated in late 2005 and repairs to the turbines were completed last year. The reduction in these costs reduced our corporate average by $0.20/boe.

US-dollar denominated operating costs were lower when translated to Canadian dollars as a result of the weak US dollar. Our corporate average was reduced by $0.40/boe as a result.

Syncrude increased our corporate average operating cost by $0.65/boe from the third quarter of 2005. This reflects the impact of increased higher-cost Syncrude production volumes to our production mix. Third quarter operating costs at Syncrude were lower from reduced energy input costs and lower incentive program costs, reducing our quarterly corporate average by $0.15/boe.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                                                   Three Months               Nine Months
                                                                                Ended September 30         Ended September 30
(Cdn$/boe)                                                                       2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
DD&A based on our working interest production before royalties (1)
     Conventional Oil and Gas (2)                                               12.90        11.65         12.97       10.92
     Synthetic Crude Oil
       Syncrude                                                                  4.73         2.85          4.05        3.19
     Corporate Average (2)                                                      12.08        11.01         12.24       10.44
                                                                          ---------------------------------------------------

DD&A based on our net production after royalties
     Conventional Oil and Gas (2)                                               18.25        17.05         18.27       15.76
     Synthetic Crude Oil
       Syncrude                                                                  5.32         2.88          4.51        3.22
     Corporate Average (2)                                                      16.64        15.59         16.86       14.70
                                                                          ---------------------------------------------------

Notes:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(2) 2005 DD&A includes results of discontinued operations (see Note 16 to our Unaudited Consolidated Financial Statements).


LOWER OIL AND GAS DD&A INCREASED NET INCOME FOR THE QUARTER BY $13 MILLION
In Yemen, Block 51 depletion rates were higher than the third quarter of 2005 as more costs were included in our depletion pool during 2006 following completion of the permanent production facilities. Depleting the additional costs increased our corporate average by $0.44/boe during the quarter. This increase was offset by lower amortization of the government's carried interest driven mostly by lower production at Block 51. This reduced our corporate average by $0.70/boe as compared to the third quarter of 2005.

The sale of Canadian production in 2005 has effectively increased our corporate depletion rate since a greater proportion of our production now comes from the North Sea. Our North Sea assets have higher than our average depletion rates. This change in production mix has increased our corporate average by $1.00/boe. During the first quarter of the year, we expensed $15 million of our North Sea purchase price that was allocated to unproved properties where we had unsuccessful exploration results.

Depletion rates for our deep-water assets in the Gulf of Mexico increased relative to the prior year as a result of reserve revisions late in 2005. Consequently, our corporate average was higher by $0.30/boe compared to the third quarter of 2005. Higher depletion rates at our heavy oil properties in Canada increased our quarterly corporate average by $0.60/boe. The Stage 3 expansion at Syncrude began producing during the quarter and our Syncrude DD&A rate increased $1.88/boe from amortizing the costs associated with the expansion. Our corporate average increased $0.30/boe as a result of the Stage 3 expansion.

The strengthening Canadian dollar offset these increases as the depletion of our international and US assets is denominated in US dollars. This lowered our corporate average by $0.85/boe compared to the third quarter of 2005. Our corporate average depletion rate is expected to increase in the fourth quarter with the addition of new production from Buzzard in the North Sea. The Buzzard depletion rate will include an allocation of the acquisition costs we paid to acquire the property in late 2004.

EXPLORATION EXPENSE

                                                                                   Three Months               Nine Months
                                                                                Ended September 30         Ended September 30
(Cdn$ millions)                                                                  2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
Seismic                                                                              30          17             77        37
Unsuccessful Exploration Drilling                                                    39           3            110        87
Other                                                                                13          12             44        41
                                                                          ---------------------------------------------------
Total Exploration Expense (1)                                                        82          32            231       165
                                                                          ---------------------------------------------------

New Growth Exploration                                                              161         133            445       357
Geological and Geophysical Costs                                                     30          17             77        37
                                                                          ---------------------------------------------------
Total Exploration Expenditures                                                      191         150            522       394
                                                                          ===================================================

Note:
(1) Includes exploration expense from discontinued operations (see Note 16 to our Unaudited Consolidated Financial Statements).

HIGHER EXPLORATION EXPENSE DECREASED NET INCOME FOR THE QUARTER BY $50 MILLION Exploration activity in the quarter included drilling a successful exploratory well at Ringo in the Gulf of Mexico. We are currently evaluating our development options for the discovery. At the end of the quarter, we have one exploration well drilling in the Gulf of Mexico (West Cameron 109 on the shelf). In the fourth quarter, we plan to drill four to five exploration wells in the North Sea, one to two in Yemen and two in Colombia.

During  the  quarter,   we  expensed  $33  million  of  costs  related  to  two
unsuccessful exploratory wells on the shelf in the Gulf of Mexico. Our year-to-date exploration expense includes costs related to unsuccessful wells at Pathfinder, Vermilion 65 and West Cameron 135 in the Gulf of Mexico, Zanzibar and Black Cat in the North Sea, and Ukot South, offshore Nigeria. We have been acquiring seismic data during the year and during the quarter expensed $24 million of seismic costs in the Gulf of Mexico.

OIL AND GAS MARKETING
                                                                                   Three Months               Nine Months
                                                                                Ended September 30         Ended September 30
(Cdn$ millions)                                                                  2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
    Marketing Revenue, net                                                        229           25           959         467
    Transportation                                                               (173)        (143)         (591)       (461)
    Other                                                                           6           (2)            8          (4)
                                                                          ---------------------------------------------------
Net Revenue                                                                        62         (120)          376           2
                                                                          ===================================================

Physical Sales Volumes (excluding intra-segment transactions)
    Crude Oil (mboe/d)                                                            712          470           654         475
    Natural Gas (bcf/d)                                                           5.3          5.0           5.4         4.9

Value-at-Risk
    Quarter-end                                                                    23           26            23          26
    High                                                                           32           30            32          30
    Low                                                                            21           14            17          14
    Average                                                                        26           21            22          23
                                                                          ---------------------------------------------------

HIGHER CONTRIBUTION FROM MARKETING INCREASED NET INCOME BY $182 MILLION
As part of our gas marketing strategy, we hold physical transportation and storage capacity contracts that allow us to take advantage of pricing differences between locations (i.e. west versus east) and time periods (i.e. summer versus winter). These capacity contracts have market value, similar to financial commodity contracts, as future margins realized depend on future prices and, more importantly, pricing differences. Like financial commodity contracts, the market value of our capacity contracts varies with changes in prices and pricing relationships. We routinely hedge the economic value of our capacity contracts using various financial derivative contracts, thereby limiting volatility in our economic results. Accounting rules, however, increase volatility in our reported results since these rules require us to recognize the change in fair value of financial derivative contracts hedging our capacity contracts, but do not allow us to recognize the change in fair value of the capacity contracts themselves. As a result, when prices or pricing relationships change, we may be required to include gains or losses in our reported results in different periods even though our underlying economic results may be largely unchanged.

Our results in the third quarter of 2005 were impacted by volatile North American gas markets caused by hurricane activity in the Gulf of Mexico. At that time, we were unable to recognize increases in the economic value of our storage and transportation capacity contracts, yet were required to recognize losses on the financial contracts we held that economically hedged those assets. Earlier in 2006, we generated unrecognized economic gains on our transportation and storage capacity contracts, primarily as a result of widening locational and seasonal pricing spreads. Late in the third quarter, these pricing spreads narrowed and we lost some of these unrecognized economic gains.

We are continuing to expand our marketing operation into the US and the UK. In the UK, we are positioning our marketing group to support the sale of our North Sea production including the production expected from Buzzard later this year.

Results from our marketing group vary by quarter and historical results are not necessarily indicative of results to be expected in future quarters. Quarterly marketing results depend on a variety of factors such as market volatility, changes in time and location spreads, the manner in which we use our storage and transportation assets and the change in value of the financial instruments we use to hedge these assets.

COMPOSITION OF NET MARKETING REVENUE

                                                                                    Three Months               Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                  2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
Trading Activities                                                                 58        (121)             367        (2)
Non-Trading Activities                                                              4           1                9        4
                                                                          ---------------------------------------------------
                                                                                   62        (120)             376        2
                                                                          ===================================================

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

FAIR VALUE OF DERIVATIVE CONTRACTS
At September 30, 2006, the fair value of our derivative contracts not designated as accounting hedges totalled $284 million. The following table shows the valuation methods underlying these contracts together with details of contract maturity:

(Cdn$ millions)                                                                       MATURITY
--------------------------------------------------------------------------------------------------------------------------
                                                           less than                                more than
                                                              1 year     1-3 years     4-5 years      5 years       Total
                                                        ------------------------------------------------------------------
Prices
    Actively Quoted Markets                                     128            (46)          (28)           -          54
    From Other External Sources                                 125             82            29           (6)        230
    Based on Models and Other Valuation Methods                   -              -             -            -           -
                                                        -------------------------------------------------------------------
Total                                                           253             36             1           (6)        284
                                                        ===================================================================

At September 30, 2006, we had $85 million of unrecognized gains on our derivative contracts designated as accounting hedges of the future sale of our gas inventory. These gains will be recognized in income when the inventory is sold. These contracts were valued from actively quoted markets and settle within 12 months.

We do not use option valuation methods to record income on transportation and storage contracts.

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

(Cdn$ millions)
--------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2005                                                                                       169
    Change in Fair Value of Contracts                                                                                 370
    Net Losses (Gains) on Contracts Closed                                                                           (255)
    Changes in Valuation Techniques and Assumptions (1)                                                                 -
                                                                                                           ---------------
Fair Value at September 30, 2006                                                                                      284
Unrecognized Gains on Hedges of Future Sale of Gas Inventory
    at September 30, 2006                                                                                              85
                                                                                                           ---------------
Total Outstanding at September 30, 2006                                                                               369
                                                                                                           ===============

Note:
(1)  Our valuation methodology has been applied consistently in each period.

TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS

                                                                                             September 30     December 31
(Cdn$ millions)                                                                                      2006            2005
--------------------------------------------------------------------------------------------------------------------------
Current Assets                                                                                         718           382
Non Current Assets                                                                                     124           232
                                                                                         ----------------- ---------------
   Total Derivative Contract Assets                                                                    842           614
                                                                                         ================= ===============

Current Liabilities                                                                                    465           321
Non Current Liabilities                                                                                 93           124
                                                                                         ----------------- ---------------
   Total Derivative Contract Liabilities                                                               558           445
                                                                                         ================= ===============

   Total Derivative Contract Net Assets (1)                                                            284           169
                                                                                         ================= ===============

Note:
(1) Does not include designated hedges. We recognize gains and losses on effective hedges in the same period as the hedged item.

NON-TRADING ACTIVITIES
We enter into fee-for-service contracts related to transportation and storage of third party oil and gas. In addition, we earn income from our power generation facilities at Balzac and Soderglen. We earned $4 million from these activities in the third quarter (2005 - $1 million) and $9 million year to date (2005 - $4 million).

CHEMICALS

LOWER CHEMICALS CONTRIBUTION DECREASED NET INCOME BY $14 MILLION
In North America, stronger chlor-alkali volumes in the quarter were offset by slightly lower sodium chlorate volumes resulting from pulp mill outages. The benefit of improved sodium chlorate market prices was offset by the impact of the stronger Canadian dollar versus the US dollar. This translated into higher US dollar pricing but lower Canadian dollar realizations. In Brazil, sales remained strong as a result of continued strong demand from Aracruz, our primary customer in Brazil, and from higher merchant market demand.

Net income in the third quarter of 2005 included $9 million of foreign exchange gains on Canexus US-dollar denominated debt and $4 million of gains related to the change in mark-to-market value of Canadian dollar call options. During the third quarter of 2006, we recorded losses of $3 million on the change in mark-to-market value of these options.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                                   Three Months               Nine Months
                                                                                Ended September 30         Ended September 30
(Cdn$ millions)                                                                  2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation                 74           82           246         197
Stock-Based Compensation (1)                                                      (14)         260           139         450
                                                                          ---------------------------------------------------
Total General and Administrative Expense                                           60          342           385         647
                                                                          ===================================================

Note:
(1) Includes the tandem option plan, stock options for our US-based employees and stock appreciation rights.

LOWER COSTS INCREASED QUARTERLY NET INCOME BY $282 MILLION
Year-to-date, our G&A expense before stock-based compensation has increased reflecting higher employee levels as we continue to develop our oil and gas operations internationally and expand our marketing operations. Quarter on quarter, higher costs in 2005 were attributable to costs associated with our 2005 disposition program and higher employee incentive-based compensation driven by our strong results.

Changes in our share price create volatility in our net income as we account for stock-based compensation using the intrinsic-value method. This method uses our share price at the end of each quarter to determine our stock-based compensation expense and related obligations. In the third quarter, our share price decreased 5%. This resulted in a recovery of stock-based compensation expense.

INTEREST AND FINANCING COSTS

                                                                                  Three Months                 Nine Months
                                                                                Ended September 30         Ended September 30
(Cdn$ millions)                                                                  2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
Interest                                                                           77           68           214         209
    Less: Capitalized Interest                                                    (62)         (49)         (179)       (125)
                                                                          ---------------------------------------------------
Net Interest Expense                                                               15           19            35          84
                                                                          ===================================================

LOWER INTEREST EXPENSE INCREASED QUARTERLY NET INCOME BY $4 MILLION
Our quarterly financing costs were higher than the third quarter of 2005 by $10 million primarily as a result of additional borrowings on our term credit facilities used to finance our 2006 capital program. During the quarter, the stronger Canadian dollar lowered the Canadian dollar equivalent of our US-dollar denominated interest by $4 million. Interest on the credit facilities of Canexus is included with our results. This increased our expense by $2 million in the quarter.

We are capitalizing interest on our major development projects in the North Sea and at Long Lake until they are ready for use. Capitalized interest in 2006 increased primarily from higher cumulative investment in these projects and from interest capitalized on the Stage 3 expansion at Syncrude prior to start-up. We expect that capitalized interest will continue to increase as we spend additional capital on major development projects prior to their completion later this year and in 2007. Our net interest expense is expected to increase once these projects are completed and we have ceased capitalizing interest.

INCOME TAXES

                                                                                  Three Months                Nine Months
                                                                                 Ended September 30        Ended September 30
(Cdn$ millions)                                                                  2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
Current                                                                           112           95           357         255
Future                                                                             13         (227)          297        (270)
                                                                          ---------------------------------------------------
Total Provision for Income Taxes                                                  125         (132)          654         (15)
                                                                          ===================================================

Disclosed as:
Provision for Income Taxes - Continuing Operations                                125           24           654         114
Provision for Income Taxes - Discontinued Operations (1)                            -         (156)            -        (129)
                                                                          ---------------------------------------------------
Total Provision for Income Taxes                                                  125         (132)          654         (15)
                                                                          ===================================================

Effective Tax Rate (%)                                                             39%         (27)%          55%         (2)%
                                                                          ---------------------------------------------------

Note:
(1)  See Note 16 to our Unaudited Consolidated Financial Statements.

EFFECTIVE TAX RATE FOR THE QUARTER INCREASED TO 39%
In the first quarter, the UK government substantively enacted increases to the supplementary tax rate on our North Sea oil and gas activities from 10% to 20%, effective January 1, 2006. This has increased our future income tax liabilities, resulting in a charge of $277 million during the first quarter. During the second quarter, federal and certain provincial governments in Canada reduced corporate income tax rates. These rate reductions lowered our future income tax liabilities by $32 million.

Current income taxes include cash taxes in Yemen of $76 million (2005 - $93 million) for the quarter and $224 million (2005 - $222 million) year to date. Our current income tax provision also includes current taxes in Colombia, federal and state taxes in the US and provincial capital taxes in Canada.

OTHER

                                                                                   Three Months                Nine Months
                                                                                Ended September 30         Ended September 30
(Cdn$ millions)                                                                  2006         2005          2006        2005
-----------------------------------------------------------------------------------------------------------------------------
Change in Fair Value of Crude Oil Put Options                                      (5)          (1)           (6)       (184)
Block 51 Arbitration Accrual                                                      134            -           134           -
Gain on Dilution of Interest in Chemicals Business                                  -          193             -         193
Gain on Disposition of Oil and Gas Assets Included as Discontinued
    Operations                                                                      -          225             -         225
                                                                          ---------------------------------------------------

Following our North Sea acquisition in late 2004, we purchased put options on 60,000 bbls/d of oil production for 2005 and 2006 to ensure a minimum price for a portion of our production in those years while we invest in our major development projects. These options created an average WTI floor price for this production of US$43.17/bbl in 2005 and US$38.17/bbl in 2006. Accounting rules require that these options be recorded at fair value throughout their term. As a result, changes in forward crude oil prices cause gains or losses to be recorded on these options at each period end. During the first nine months of 2005, a significant increase in forward crude prices resulted in a value loss of $184 million. Strong WTI prices in 2006 reduced the market value of these remaining options to nil and we expensed $4 million in the first quarter as a result.

Late in the second quarter of 2006, we purchased put options on approximately 105,000 bbls/d of our 2007 crude oil production. These options establish a WTI floor price of US$50/bbl on these volumes and provide a base level of price protection without limiting our upside to higher prices. The put options were purchased for $26 million and are carried at fair value. We recorded a gain of $3 million for the increase in fair value in the second quarter and a loss of $5 million in the third quarter.

Earlier this year, a court of arbitration concluded that we breached an obligation with respect to Block 51 in Yemen. While the amount of damages is yet to be determined, we have reduced our third quarter net income by an accrual of $134 million based on ongoing analysis and discussions with Occidental.

Following the sale of our chemicals operations to Canexus Limited Partnership in the third quarter of 2005, we recorded a gain on the dilution of our interest in 100% to 61.4% of $193 million. The sale of our Canadian oil and gas properties in Alberta, British Columbia and Saskatchewan in 2005 gave rise to a gain on sale of $225 million.

LIQUIDITY

CAPITAL STRUCTURE

                                                                                                September 30     December 31
(Cdn$ millions)                                                                                         2006            2005
-----------------------------------------------------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                                                             815            171
   Public Senior Notes                                                                                 2,864          2,980
                                                                                              -------------------------------
     Senior Debt                                                                                       3,679          3,151
   Subordinated Debt                                                                                     513            536
                                                                                              -------------------------------
     Total Debt                                                                                        4,192          3,687
   Less: Cash and Cash Equivalents                                                                       (31)           (48)
                                                                                              -------------------------------
                                                                                                       4,161          3,639
   Less: Net Working Capital, excluding Cash and Cash Equivalents (2)                                    (10)             2
                                                                                              -------------------------------
TOTAL NET DEBT                                                                                         4,151          3,641
                                                                                              ===============================

SHAREHOLDERS' EQUITY (3)                                                                               4,496          4,008
                                                                                              ===============================

Notes:
(1) Includes all of our debt and is calculated as long-term debt less net working capital (excluding future income tax assets).
(2) Excludes short-term borrowings since these are included in bank debt, and excludes future income tax assets.
(3) At September 30, 2006, there were 262,306,663 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

CHANGES IN WORKING CAPITAL

                                                                                September 30     December 31       Increase/
(Cdn$ millions)                                                                         2006            2005      (Decrease)
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                                                 31              48            (17)
Restricted Cash and Margin Deposits                                                      110              70             40
Accounts Receivable                                                                    2,667           3,151           (484)
Inventories and Supplies                                                                 736             504            232
Future Income Tax Assets                                                                 512               -            512
Accounts Payable and Accrued Liabilities                                              (3,532)         (3,710)           178
Other                                                                                     29             (17)            46
                                                                             ------------------------------------------------
                                                                                         553              46            507
                                                                             ================================================

Accounts receivable and payable related to our marketing operation decreased from year end as a result of lower natural gas prices. Natural gas prices spiked in December 2005, which increased our accrued gas sales and purchases at the end of the year. Natural gas prices have fallen since the beginning of the year, lowering our accruals at the end of the quarter. We also took advantage of low gas prices during the year and increased our gas storage inventories to 43 bcf at the end of the quarter. Volatile gas markets in September increased the value of our derivative contracts. This has partially offset the decreases in our marketing accounts receivable and payable. Also offsetting the decrease in marketing payables was an increase in accrued stock-based compensation obligations since the beginning of the year as a result of our strong share price, higher accruals related to our capital investment program and our accrual related to the Block 51 arbitration. We have reclassed $512 million of future income tax assets as current assets. This represents tax loss carry-forward balances in our UK operations that we expect to use in the next twelve months once Buzzard comes on-stream.

NET DEBT
Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt since the beginning of the year are related to:

(Cdn$ millions)
--------------------------------------------------------------------------------
Capital Expenditures                                                     2,430
Cash Flow from Operating Activities                                     (1,784)
Changes in Non-Cash Working Capital                                        (92)
                                                                      ----------
   Excess                                                                  554

Dividends on Common Shares                                                  39
Issue of Common Shares and Exercise of Stock Options                       (41)
Foreign Exchange Translation of US-dollar Debt and Cash                   (135)
Increase in Current Obligation Related to Stock-Based Compensation          52
Other                                                                       41
                                                                      ----------
   Increase in Net Debt                                                    510
                                                                      ==========

OUTLOOK FOR REMAINDER OF 2006

We expect our 2006 full year production to average approximately 220,000 boe/d before royalties (165,000 boe/d after royalties). Production is expected to increase later in the fourth quarter as we plan to bring on another development well at Aspen in the Gulf of Mexico and commence production at Buzzard. Our annual average production is largely dependent on the timing of first oil from the Aspen development well and Buzzard. We expect to generate approximately $2.7 billion in cash flow (before remediation and geological and geophysical expenditures) in 2006, assuming the following for the remainder of the year:

--------------------------------------------------------------------------------
WTI (US$/bbl)                                                             65.00
NYMEX Natural Gas (US$/mmbtu)                                              7.25
US to Canadian Dollar Exchange Rate                                        0.90
                                                                     -----------

To date, we have incurred over $2.4 billion of our expected 2006 capital investment of between $3.2 and $3.4 billion. Our 2006 capital program is largely targeted towards completion of our major development projects in the North Sea and Long Lake, both planned to come on-stream within the next two years. Our capital budget has increased from our original estimate of $2.9 billion due to additional spending at Long Lake, drilling of a sidetrack well at Aspen and investing in unconventional gas acreage.

Our future liquidity is primarily dependent on cash flows generated from our operations, existing committed credit facilities and our ability to access debt and equity markets. We are well advanced in developing a number of major projects and we have additional capital requirements to bring them on-stream. Based on the assumptions noted above, our capital investment program and dividend requirements could exceed our cash flow in 2006 by $540 million. We are funding this shortfall by drawing on our unused committed credit facilities. In the fourth quarter of 2006, we will repay $91 million in connection with medium term notes that become due using our committed credit facilities. At September 30, 2006, we had committed term credit facilities of $3.4 billion that are available until 2011, of which $530 million was drawn and $199 million was utilized to support outstanding letters of credit. We also have $631 million of uncommitted, unsecured credit facilities, of which $117 million was drawn and $149 million was utilized to support outstanding letters of credit as at September 30, 2006.

Late in the second quarter of 2006, we implemented a crude oil price protection strategy on a portion of our 2007 crude oil production. We purchased WTI put options on 105,000 bbls/d for $26 million. These options establish a WTI floor price of US$50/bbl on these volumes in 2007.

During the year, we declared common share dividends of $0.05 per share each quarter.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES
We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2005 Annual Report on Form 10-K. During the nine months ended September 30, 2006, we entered into additional operating leases and work commitments totaling $490 million, mainly relating to the signing of contracts for our Ettrick development in the North Sea. Of the increase, we expect to incur approximately $72 million in one to three years time, $250 million in four to five years time and $168 million after five years.

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

In June 2003, a subsidiary of Occidental Petroleum Corporation (Occidental) initiated an arbitration against us at the International Court of Arbitration of the International Chamber of Commerce (ICC Court) regarding an Area of Mutual Interest agreement relating to certain portions of Block 51 in the Republic of Yemen. In April 2006, the ICC Court released its tribunal's partial award that held we were obliged to offer Occidental the right to acquire 50% of our interest in those areas and that we breached that obligation. The result of this award is that Occidental is entitled to monetary damages. The ICC tribunal did not determine the amount of damages due to Occidental in this partial award. These damages will be determined at the conclusion of the second and final phase of the arbitration which will likely occur in late 2007. Based on ongoing analysis and discussions with Occidental, we have accrued other expenses of $134 million with respect to this arbitration. The amount ultimately payable may differ from this accrual.

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

These new standards are effective for fiscal years beginning on or after October 1, 2006 and early adoption is permitted. Adoption of these standards as at September 30, 2006 would increase our accounts receivable by $85 million, increase our future income tax liabilities by $28 million and increase shareholders' equity by $57 million.

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

In July 2006, the EIC issued Abstract 162, STOCK-BASED COMPENSATION FOR EMPLOYEES ELIGIBLE TO RETIRE BEFORE THE VESTING DATE (EIC-162). EIC-162 clarifies the accounting for stock-based compensation plans that allow for vesting of stock-based awards after an employee's retirement. If the employee is eligible to retire on the grant date of an award, related compensation cost is to be recognized in full at that date as there is no ongoing service requirement to earn the award. If the employee becomes eligible to retire during the vesting period, the compensation cost is to be recognized over the period from the grant date to the retirement eligibility date. EIC-162 is effective for interim and annual periods ending on or after December 31, 2006. Adoption of EIC-162 as at September 30, 2006 would have decreased stock-based compensation expense for the three and nine months ended September 30, 2006 by $9 million and $5 million, respectively.

US PRONOUNCEMENTS
On January 1, 2006, we adopted FASB Statement 123 (revised), SHARE-BASED PAYMENT (Statement 123(R)) using the modified-prospective approach and graded-vesting amortization. Under Statement 123(R) our tandem options and stock appreciation rights are considered liability-based stock compensation plans. Under the modified-prospective approach, no amounts are restated in prior periods. Upon adoption of Statement 123(R), we recorded a cumulative effect of a change in accounting principle of $2 million. This amount was recorded in general and administrative expenses during the first quarter of 2006 in our US GAAP Unaudited Consolidated Statement of Income.

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

The impact of adopting Statement 123(R) on our results for the three months ended September 30, 2006 is as follows:

                                                                        Prior to adoption    After adoption      Increase /
(Cdn$ millions, except per share amounts)                                 of FAS 123(R)       of FAS 123(R)      (Decrease)
------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP                330                321                 (9)
Net Loss - US GAAP                                                             (78)               (84)                (6)
Basic Loss per Common Share - US GAAP ($/share)                              (0.30)             (0.33)             (0.03)
Diluted Loss per Common Share - US GAAP ($/share)                            (0.30)             (0.33)             (0.03)
                                                                        ------------------------------------------------------

The impact of adopting Statement 123(R) on our results for the nine months ended September 30, 2006 is as follows:

                                                                        Prior to adoption    After adoption      Increase /
(Cdn$ millions, except per share amounts)                                 of FAS 123(R)       of FAS 123(R)      (Decrease)
------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes - US GAAP              1,202              1,175                (27)
Net Income - US GAAP                                                           530                512                (18)
Basic Earnings per Common Share - US GAAP ($/share)                           2.02               1.95              (0.07)
Diluted Earnings per Common Share - US GAAP ($/share)                         1.97               1.91              (0.06)
                                                                        ------------------------------------------------------

We recognize stock-based compensation expense for our retired and retirement-eligible employees over an accelerated vesting period in accordance with the provisions of Statement 123(R) for stock-based awards granted to employees after December 31, 2005. For stock-based awards granted prior to the adoption of Statement 123(R), stock-based compensation expense for our retired and retirement-eligible employees is recognized over a graded vesting period. If we applied the accelerated vesting provisions of Statement 123(R) to stock-based awards granted to our retired and retirement-eligible employees prior to the adoption of Statement 123(R), our stock-based compensation expense would decrease by $9 million for the three months ended September 30, 2006 (2005 - increase by $6 million) and decrease by $5 million for the nine months ended September 30, 2006 (2005 - increase by $11 million).

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

In July 2006, FASB issued FIN 48 ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES with respect to FAS 109 ACCOUNTING FOR INCOME TAXES regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact this interpretation will have on our results from operations or financial position.

In September 2006, FASB issued Statement 157, FAIR VALUE MEASUREMENTS. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In September 2006, FASB issued Statement 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS, AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R). Statement 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan on the balance sheet as an asset or liability and to recognize changes in the funded status through comprehensive income. This statement also requires measurement of the funded status of a plan as of the balance sheet date. The recognition and disclosures under Statement 158 are required for fiscal years ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

EQUITY SECURITY REPURCHASES
During the quarter we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS
                                                                                    Three Months Ended
                                                           2004  |               2005               |           2006
(Cdn$ millions, except per share amounts)                   Dec  |   Mar     Jun      Sep      Dec  |   Mar      Jun      Sep
-----------------------------------------------------------------|----------------------------------|-------------------------
Net Sales from Continuing Operations                         805 |   856     909    1,094     1,073 |   980    1,039      997
Net Income (Loss) from Continuing Operations                 226 |    19     170      211       300 |   (79)     406      193
Net Income from Discontinued Operations                       20 |    18      30      404         - |      -       -        -
                                                           ------|------- --------------------------|-------------------------
Net Income (Loss)                                            246 |    37     200      615       300 |   (79)     406      193
                                                           ------|------- --------------------------|-------------------------
                                                                 |                                  |
Earnings (Loss) per Common Share from                            |                                  |
     Continuing Operations ($/share)                             |                                  |
   Basic                                                    0.87 |  0.07    0.65     0.81      1.15 | (0.30)    1.55     0.74
   Diluted                                                  0.86 |  0.07    0.64     0.79      1.12 | (0.30)    1.52     0.72
                                                                 |                                  |
Earnings (Loss) per Common Share ($/share)                       |                                  |
   Basic                                                    0.95 |  0.14    0.77     2.36      1.15 | (0.30)    1.55     0.74
   Diluted                                                  0.94 |  0.14    0.76     2.30      1.12 | (0.30)    1.52     0.72
                                                           ------|------- --------------------------|-------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report, including those appearing in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as ANTICIPATE, BELIEVE, INTEND, PLAN, EXPECT, ESTIMATE, BUDGET, OUTLOOK or other similar words, and include statements relating to future production associated with our coalbed methane, Aspen, Long Lake, Syncrude, North Sea, West Africa and other projects.

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

--------
Note:
(1) Within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report. They concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were designed to be and were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and they do not expect that the Company's disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. To keep pace with growth in our US operations, we are implementing additional inventory tracking and procure-to-pay process controls. We have evaluated these changes and confirm that there has not been any change in the Company's internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 6.  EXHIBITS

10.46 Indemnification Agreement dated July 5, 2006 between Nexen Inc. and A. Anne McLellan (filed as Exhibit 10.2 to Form 8-K dated July 20, 2006).

10.47 Second Amending Agreement dated July 14, 2006 to the Credit Agreement, dated as of July 22, 2005, by and among Nexen Inc., Nexen Holdings U.S.A. Inc. and Nexen Petroleum U.K. Limited as borrowers, the financial institutions named therein and other institutions from time to time party thereto as lenders and The Toronto-Dominion Bank, Toronto Dominion (Texas) LLC and The Toronto-Dominion Bank , London Branch as agents of the lenders (filed as Exhibit 10.1 to Form 8-K dated July 20, 2006).

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2006.

                                         NEXEN INC.


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



                                         /s/ Michael J. Harris
                                         -----------------------------
                                         Michael J. Harris
                                         Controller
                                         (Principal Accounting Officer)