Form 10-K/A
period 2005-12-31
NEXEN INC
filed 2007-04-02
CIK 16873

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO.1

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

                    Yes    [X]               No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                    Yes    [X]               No   [_]

On June 30, 2005, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately Cdn $9.7 billion based on the Toronto Stock Exchange closing price on that date. On January 31, 2006, there were 261,614,723 common shares issued and outstanding.
===============================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2005 filed on February 23, 2006 (the "Original Filing"). Nexen, Inc. (the "Company") has filed this Amendment to incorporate textual changes in Items 1 and 2, Business and Properties, in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 7A, Quantitative and Qualitative Disclosures about Market Risk regarding our reserves process and risk factors. We made a textual change in Item 8, Financial Statements and Supplementary Data (Note 21-Differences Between Canadian and U.S. Generally Accepted Accounting Principles, page 110) regarding our modification of the tandem option plan. This Amendment has no effect on the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statement of Cash Flows, and Consolidated Statements of Changes in Shareholders' Equity, and more specifically, does not affect net income, earnings per share, total cash flows, current assets, total assets, current liabilities, total shareholders' equity or other information as presented in the Original Filing.

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

                               TABLE OF CONTENTS

PART I                                                                     PAGE
       Items 1 and 2.   Business and Properties                               3

PART II
       Item 7.          Management's Discussion and Analysis of
                             Financial Condition and Results of Operation    24
       Item 7A.         Quantitative and Qualitative Disclosures
                             about Market Risk                               64
       Item 8           Financial Statements and Supplementary Data.         70

Special Note to Canadian Investors - see page 69

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

The noon-day Canadian to US dollar exchange rates for Cdn $1.00, as reported by the Bank of Canada, were:

(US$)                            DECEMBER 31     AVERAGE       HIGH         LOW
--------------------------------------------------------------------------------
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


On January 31, 2006, the noon-day exchange rate was US$0.8742 for Cdn $1.00.

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

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


                                                                          Page

About Us ....................................................................4

Strategy ....................................................................5

Understanding the Oil and Gas Business ......................................5

Oil and Gas Operations
    North Sea--United Kingdom ...............................................6
    Gulf of Mexico--United States ...........................................7
    Canada ..................................................................9
    Athabasca Oil Sands .....................................................9
    Middle East--Yemen .....................................................12
    Offshore West Africa ...................................................13
    Other International ....................................................14

Reserves, Production and Related Information ...............................14

Syncrude Mining Operations .................................................18

Oil and Gas Marketing ......................................................20

Chemicals ..................................................................22

Additional Factors Affecting Business
    Government Regulations .................................................23
    Environmental Regulations ..............................................23

Employees ..................................................................23

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

Numerous factors can affect this. Changes in crude oil and natural gas prices can significantly affect our net income and cash generated from operating activities. Consequently, these prices may also affect the carrying value of our oil and gas properties and how much we invest in oil and gas exploration and development. We attempt to reduce the adverse impact of negative price changes by investing in projects that we believe will generate positive returns at relatively low commodity prices.

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

In this Form 10-K/A, we provide estimates of remaining quantities of oil and gas reserves for our various properties. Such estimates are internally prepared. We had 96% of our oil and gas and Syncrude reserves before royalties (96% after royalties) assessed (either evaluated or audited as described on page 17) by independent reserves consultants. Their assessments are performed at varying levels of property aggregation, and we work with them to reconcile the differences on the portfolio of properties to within 10% in the aggregate. Estimates pertaining to individual properties within the portfolio often differ by significantly more than 10%, either positively or negatively; however, we believe such differences are not material relative to our total proved reserves. Refer to the section on Critical Accounting Estimates - Oil and Gas Accounting - Reserves Determination on page 59 for a description of our reserves process, and to the section on Reserves, Production and Related Information on page 17 for a description of the nature and scope of the independent assessments performed and the results thereof.


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

EXPLORATION AND UNDEVELOPED ASSETS

In 2005, we drilled and found hydrocarbons at Polecat, Yeoman and Black Horse. Although the hydrocarbons discovered at Polecat and Black Horse are insufficient to warrant stand alone development, these wells may form part of a future larger development plan for the area. We have a number of smaller discoveries on operated blocks near Scott, Buzzard and third-party facilities as follows:

------------------------------------------------------------------------------------------------------------------
Field                 Interest (%)  Operator Status    Comments
------------------------------------------------------------------------------------------------------------------
Ettrick                         80  operated           sanctioned in February 2006 for development
------------------------------------------------------------------------------------------------------------------
Bugle                           82  operated           discovery near Scott; evaluating development alternatives
------------------------------------------------------------------------------------------------------------------
Duart                           50  non-operated       discovery near Scott; evaluating development alternatives
------------------------------------------------------------------------------------------------------------------
Dolphin                         42  operated           discovery near Scott; evaluating development alternatives
------------------------------------------------------------------------------------------------------------------
Perth                           42  operated           discovery near Scott; evaluating development alternatives
------------------------------------------------------------------------------------------------------------------
Selkirk                         38  operated           evaluating development alternatives
------------------------------------------------------------------------------------------------------------------
Yeoman                          50  operated           discovery near Scott; evaluating development alternatives
------------------------------------------------------------------------------------------------------------------

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

US PRODUCTION
----------------------------------------------- -------------------------------- ---------------------------------
                              2005                               2004                              2003
----------------------------------------------- -------------------------------- ---------------------------------
                        Before           After           Before           After           Before            After
(mboe/d)             Royalties       Royalties        Royalties       Royalties        Royalties        Royalties
----------------------------------------------- -------------------------------- ---------------------------------
Deep-water                24.0            21.5             32.1            28.7             24.0             21.7
----------------------------------------------- -------------------------------- ---------------------------------
Shallow-water             17.6             4.6             22.6            18.8             28.5             23.7
----------------------------------------------- -------------------------------- ---------------------------------
Total                     41.6            36.1             54.7            47.5             52.5             45.4
----------------------------------------------- -------------------------------- ---------------------------------

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

EXPLORATION AND UNDEVELOPED ASSETS

In 2005, our exploration program produced strong results with a potentially significant discovery at Knotty Head and several other smaller discoveries. Our undeveloped discoveries include:

---------------------------------------------------------------------------------------------
Well             Interest (%)  Operator Status    Comments
---------------------------------------------------------------------------------------------
Anduin                     50  operated           appraisal drilling planned in 2006
---------------------------------------------------------------------------------------------
Big Bend                   50  non-operated       expected to complete the well in 2007
---------------------------------------------------------------------------------------------
Dawson Deep                15  non-operated       expected to begin producing in 2006
---------------------------------------------------------------------------------------------
Knotty Head                25  operated           appraisal drilling ongoing in 2006
---------------------------------------------------------------------------------------------
Wrigley                    50  non-operated       expected to begin producing in 2006
---------------------------------------------------------------------------------------------
Tobago                     10  non-operated       expected to begin producing in 2009 or 2010
---------------------------------------------------------------------------------------------

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

PROJECT MILESTONES AND COSTS

The Long Lake project is on time and on budget. It received regulatory approval in 2003 and Nexen Board approval in 2004. Field construction on the SAGD and upgrader facilities began in 2004. In 2005, we continued module and site construction and completed drilling 78 SAGD well-pairs. Detailed engineering and purchasing of major equipment is substantially complete, with pricing largely as expected. Module construction of the SAGD is 87% complete, and site construction is 43% complete. Module construction of the upgrader is 64% complete and site construction is 32% complete. Approximately 69% of the project's total costs are committed. The major remaining cost uncertainty relates to labour access and productivity. First steam injection is scheduled to begin in late 2006, with upgrader start-up scheduled in the second half of 2007. We expect peak gross synthetic crude oil production to reach about 60,000 bbls/d before royalties and be maintained over the project's life, estimated at 40 years, by periodically drilling additional SAGD well-pairs.

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

MIDDLE EAST--YEMEN

Yemen has been our most significant international region since we first began production at Masila in 1993. We operate the country's largest oil project and have developed excellent relationships with the government and local communities. Our success and reputation in Yemen open doors elsewhere in the Middle East and around the world.

Our strategy is to maximize the value from our existing blocks, while we continue to search for new fields in deeper horizons. We have two producing blocks: Masila (Block 14) and East Al Hajr (Block 51). In 2005, we produced 12,700 bbls/d of oil before royalties (60,600 after royalties), representing approximately 39% of 2005 cash flow.

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

The PSA governing Masila production was signed in 1987 between the Government of Yemen and the Masila joint venture partners (Partners), including Nexen. Under the PSA, we have the right to produce oil from Masila into 2011 and to negotiate a five-year extension. Production is divided into cost recovery oil and profit oil. Cost recovery oil provides for the recovery of all exploration, development, and operating costs that are funded by the Partners. Costs are recovered from a maximum of 40% of production each year, as follows:

--------------------------------------------------------------------------------
Costs                                              Recovery
--------------------------------------------------------------------------------
Operating                                          100% in year incurred
--------------------------------------------------------------------------------
Exploration                                        25% per year for 4 years
--------------------------------------------------------------------------------
Development                                        16.7% per year for 6 years
--------------------------------------------------------------------------------

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

EAST AL HAJR BLOCK (BLOCK 51)

We have an 87.5% working interest and operate Block 51. This block is governed by a PSA between the Government of Yemen and the Partners: The Yemen Company
(TYCO) (12.5% carried working interest) and Nexen (87.5% working interest).Under the PSA, TYCO has no obligation to fund capital or operating expenditures. For purposes of accounting and recording of reserves, we have determined TYCO's 12.5% participating interest is a royalty interest, and that our effective interest is 100%. We recognize both the Government's share and TYCO's share of profit oil under the PSA as royalties and taxes consistent with our treatment of our Masila operations. The PSA expires in 2023, and we have the right to negotiate a five-year extension. Under the terms of the PSA, the Partners pay a royalty ranging from 3% to 10% to the Government depending on production volumes. The remaining production is divided into cost recovery oil and profit oil. Cost recovery oil provides for the recovery of all of the project's exploration, development and operating costs, funded solely by Nexen. Costs are recovered from a maximum of 50% of production each year after royalties, as follows:

--------------------------------------------------------------------------------
Costs                                                Recovery
--------------------------------------------------------------------------------
Operating                                            100% in year incurred
--------------------------------------------------------------------------------
Exploration balance                                  75% per year, declining
--------------------------------------------------------------------------------
Development balance                                  75% per year, declining
--------------------------------------------------------------------------------

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

NIGERIA

BLOCK OPL-222

In 1998, we acquired a 20% non-operated interest in Block OPL-222, which includes 448,000 acres and is approximately 50 miles offshore in water depths ranging from 600 to 3,500 feet. The ongoing appraisal of the block indicates significant hydrocarbon accumulations based on the drilling results outlined below:

----------------------------------------------------------------------------------------------------------------------
Year           Well             Location                          Results
----------------------------------------------------------------------------------------------------------------------
1998           Ukot-1           Ukot field discovery well         encountered three oil-bearing intervals and flowed
                                                                  at restricted rate of 13,900 bbls/d from two
                                                                  intervals
----------------------------------------------------------------------------------------------------------------------
2002           Usan-1           Usan field discovery well         encountered several oil-bearing intervals and
                                                                  flowed at restricted rate of 5,000 bbls/d from one
                                                                  interval
----------------------------------------------------------------------------------------------------------------------
2003           Usan-2           3 km west of discovery            appraised up-dip portion of the fault
                                                                  block
----------------------------------------------------------------------------------------------------------------------
2003           Usan-3           2 km northwest of discovery       appraised separate fault block and flowed at
                                                                  restricted rate of 5,600 bbls/d from one interval
----------------------------------------------------------------------------------------------------------------------
2003           Ukot-2           3.5 km south of discovery         encountered three oil-bearing
                                                                  intervals
----------------------------------------------------------------------------------------------------------------------
2003           Usan-4           5 km south of discovery           flowed at restricted rate of 4,400 bbls/d from
                                                                  first interval and 6,300 bbls/d from second interval
----------------------------------------------------------------------------------------------------------------------
2004           Usan-5           6 km west of discovery            sampled oil in several intervals
----------------------------------------------------------------------------------------------------------------------
2004           Usan-6           4 km south of Usan-5              flowed at restricted rate of 5,800 bbls/d from one
                                                                  interval
----------------------------------------------------------------------------------------------------------------------
2005           Usan-7           9 km southwest of discovery       confirmed an eastern extension of the
                                                                  field
----------------------------------------------------------------------------------------------------------------------
2005           Usan-8           3 km southwest of discovery       confirmed an eastern extension of the field
----------------------------------------------------------------------------------------------------------------------

The Usan-7 and Usan-8 appraisal wells were successfully drilled during the year. Appraisal of this field is now complete, and a preliminary field development plan has been submitted to Nigerian governmental agencies for approval. The plan features a multi-well development of Usan connected to a two-million-barrel floating production, storage and offloading vessel (FPSO) by subsea flowlines and risers. The peak design capacity of the FPSO is 160,000 bbls/d.

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

EQUATORIAL GUINEA--BLOCK K

In 2003, we acquired a 25% operated interest in Block K, a deep-water block located 100 km off-shore Equatorial Guinea. This interest was later increased to 50%. In 2004 and 2005, we drilled two exploration wells and found non-commercial quantities of hydrocarbons. In 2006, we plan to make a recommendation to the partners on future participation in this block.

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

Net Sales by Product from Continuing Oil and Gas Operations (including Syncrude)
--------------------------------------------------------------------------------
 (Cdn$ millions)                                          2005     2004    2003
--------------------------------------------------------------------------------
Conventional Crude Oil and Natural Gas Liquids           2,438    1,697   1,449
(NGLs)
--------------------------------------------------------------------------------
Synthetic Crude Oil                                        397      321     240
--------------------------------------------------------------------------------
Natural Gas                                                671      534     547
--------------------------------------------------------------------------------
Total                                                    3,506    2,552   2,236
--------------------------------------------------------------------------------

Crude oil (including synthetic crude oil) and natural gas liquids represent approximately 81% of our oil and gas net sales, while natural gas represents the remaining 19%.

Sales Prices and Production Costs (excluding Syncrude)
---------------------------------------------------------------------------------------------------------------------
                                      Average Sales Price (1)                    Average Production Cost (1)
---------------------------------------------------------------------------------------------------------------------
                                      2005          2004           2003           2005           2004           2003
---------------------------------------------------------------------------------------------------------------------
Crude Oil and NGLs
(Cdn$/bbl)
---------------------------------------------------------------------------------------------------------------------
Yemen                                62.07         47.59          39.45           6.75           5.64           4.37
---------------------------------------------------------------------------------------------------------------------
  Canada (2)                         40.51         36.60          32.37          14.01          11.76          10.00
---------------------------------------------------------------------------------------------------------------------
  United States                      57.63         46.60          37.68           7.33           6.09           5.08
---------------------------------------------------------------------------------------------------------------------
  United Kingdom                     60.55         46.81              -          14.90           8.26              -
---------------------------------------------------------------------------------------------------------------------
  Australia (2)                          -         51.22          43.14              -          35.73          20.21
---------------------------------------------------------------------------------------------------------------------
  Other Countries                    59.96         43.07          38.22           6.08           4.09           9.01
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Natural Gas (Cdn$/mcf)
---------------------------------------------------------------------------------------------------------------------
  Canada (2)                          7.51          5.76           5.64           0.95           0.85           0.65
---------------------------------------------------------------------------------------------------------------------
  United States                      10.56          7.89           8.16           1.22           1.02           0.89
---------------------------------------------------------------------------------------------------------------------
  United Kingdom                      7.86          8.28              -           2.48              -              -
---------------------------------------------------------------------------------------------------------------------

Notes:
1 Sales prices and unit production costs are calculated using our working interest production after royalties.
2    Includes  results  of  discontinued  operations.   (See  Note  14  to  our
     Consolidated Financial Statements.)

Producing Oil and Gas Wells
-----------------------------------------------------------------------------------------------------------------------
                                                                       2005
-----------------------------------------------------------------------------------------------------------------------
                                       Oil                              Gas                             Total
-----------------------------------------------------------------------------------------------------------------------
 (number of net wells)      Gross (1)         Net (2)       Gross (1)          Net (2)       Gross (1)          Net (2)
-----------------------------------------------------------------------------------------------------------------------
United States                 198              89             195              135             393              224
-----------------------------------------------------------------------------------------------------------------------
Yemen                         400             220               -                -             400              220
-----------------------------------------------------------------------------------------------------------------------
United Kingdom                 33              14               -                -              33               14
-----------------------------------------------------------------------------------------------------------------------
Canada                      2,321           1,625           2,457            2,161           4,778            3,786
-----------------------------------------------------------------------------------------------------------------------
Colombia                       79              17               -                -              79               17
-----------------------------------------------------------------------------------------------------------------------
Total                       3,031           1,965           2,652            2,296           5,683            4,261
-----------------------------------------------------------------------------------------------------------------------

Notes:
1    Gross wells are the total number of wells in which we own an interest.
2    Net wells are the sum of fractional interests owned in gross wells.

Oil and Gas Acreage
------------------------------------------------------------------------------------------------------------------------
                                                                        2005
------------------------------------------------------------------------------------------------------------------------
                                Developed                      Undeveloped (1)                      Total
------------------------------------------------------------------------------------------------------------------------
 (thousands of acres)          Gross              Net           Gross              Net           Gross              Net
------------------------------------------------------------------------------------------------------------------------
United States                    183              103           1,445              606           1,628              709
------------------------------------------------------------------------------------------------------------------------
Yemen (2)                         50               29             756              628             806              657
------------------------------------------------------------------------------------------------------------------------
Nigeria (2, 3)                     -                -             510              114             510              114
------------------------------------------------------------------------------------------------------------------------
Equatorial Guinea                  -                -           1,106              553           1,106              553
------------------------------------------------------------------------------------------------------------------------
Canada                           702              531           2,120            1,109           2,822            1,640
------------------------------------------------------------------------------------------------------------------------
Colombia (4)                       1                -             604              463             605              463
------------------------------------------------------------------------------------------------------------------------
United Kingdom                    83               27           1,851              963           1,934              990
------------------------------------------------------------------------------------------------------------------------
Total                          1,019              690           8,392            4,436           9,411            5,126
------------------------------------------------------------------------------------------------------------------------

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

Drilling Activity
-----------------------------------------------------------------------------------------------------------------------
                                                                         2005
-----------------------------------------------------------------------------------------------------------------------
                                          Net Exploratory                       Net Development              Total
-----------------------------------------------------------------------------------------------------------------------
(number of net wells)                               Dry                Productive
                                  Productive      Holes      Total          Holes          Dry        Total
-----------------------------------------------------------------------------------------------------------------------
United States                              -        0.6        0.6            7.2          1.0          8.2        8.8
-----------------------------------------------------------------------------------------------------------------------
United Kingdom                           0.5        2.1        2.6            1.5            -          1.5        4.1
-----------------------------------------------------------------------------------------------------------------------
Yemen                                    0.5        4.6        5.1           33.0          1.6         34.6       39.7
-----------------------------------------------------------------------------------------------------------------------
Nigeria                                  0.4        0.2        0.6              -            -            -        0.6
-----------------------------------------------------------------------------------------------------------------------
Canada                                  32.2        8.0       40.2          198.9          0.5        199.4      239.6
-----------------------------------------------------------------------------------------------------------------------
Colombia                                   -          -          -            1.8            -          1.8        1.8
-----------------------------------------------------------------------------------------------------------------------
Equatorial Guinea                          -        0.5        0.5              -            -            -        0.5

-----------------------------------------------------------------------------------------------------------------------
Total                                   33.6       16.0       49.6          242.4          3.1        245.5      295.1
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                         2004
-----------------------------------------------------------------------------------------------------------------------
                                          Net Exploratory                       Net Development              Total
-----------------------------------------------------------------------------------------------------------------------
(number of net wells)                               Dry                Productive
                                  Productive      Holes      Total          Holes          Dry        Total
-----------------------------------------------------------------------------------------------------------------------
United States                            0.3        1.8        2.1           11.0          1.0         12.0      14.1
-----------------------------------------------------------------------------------------------------------------------
United Kingdom                             -          -          -              -            -            -         -
-----------------------------------------------------------------------------------------------------------------------
Yemen                                      -        2.0        2.0           37.3          0.5         37.8      39.8
-----------------------------------------------------------------------------------------------------------------------
Nigeria                                  0.4        1.0        1.4              -            -            -       1.4
-----------------------------------------------------------------------------------------------------------------------
Canada                                  13.4        1.0       14.4          202.9            -        202.9     217.3
-----------------------------------------------------------------------------------------------------------------------
Colombia                                   -          -          -            7.0            -          7.0       7.0
-----------------------------------------------------------------------------------------------------------------------
Equatorial Guinea                          -        0.5        0.5              -            -            -       0.5
-----------------------------------------------------------------------------------------------------------------------
Total                                   14.1        6.3       20.4          258.2          1.5        259.7     280.1
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                         2003
-----------------------------------------------------------------------------------------------------------------------
                                          Net Exploratory                       Net Development              Total
-----------------------------------------------------------------------------------------------------------------------
(number of net wells)                               Dry                Productive
                                  Productive      Holes      Total          Holes          Dry        Total
-----------------------------------------------------------------------------------------------------------------------
United States                              -        0.5        0.5            8.3          0.1          8.4       8.9
-----------------------------------------------------------------------------------------------------------------------
Yemen                                    8.0        1.0        9.0           49.0            -         49.0      58.0
-----------------------------------------------------------------------------------------------------------------------
Nigeria                                  0.6          -        0.6              -            -            -       0.6
-----------------------------------------------------------------------------------------------------------------------
Canada                                  15.4        1.7       17.1          157.7          2.5        160.2     177.3
-----------------------------------------------------------------------------------------------------------------------
Colombia                                   -        1.0        1.0            6.2            -          6.2       7.2
-----------------------------------------------------------------------------------------------------------------------
Brazil                                     -        0.2        0.2              -            -            -       0.2
-----------------------------------------------------------------------------------------------------------------------
Total                                   24.0        4.4       28.4          221.2          2.6        223.8     252.2
-----------------------------------------------------------------------------------------------------------------------

WELLS IN PROGRESS

At December 31, 2005, we were drilling 7 wells in the United States (4.0 net), 15 wells in Canada (8.6 net), 4 wells in Yemen (3.0 net), 1 well in Colombia (0.2 net), and 2 wells in the UK (0.8 net).

RESERVES

PROVED UNDEVELOPED RESERVES

The  following  table  provides a summary of our  proved  undeveloped  reserves
(PUDs) at December 31, 2005:

-----------------------------------------------------------------------------------------------------------
                                               Before Royalties                    After Royalties
-----------------------------------------------------------------------------------------------------------
(mmboe)                                                Total         % of                  Total      % of
                                            PUDs      Proved        Total        PUDs     Proved     Total
-----------------------------------------------------------------------------------------------------------
United Kingdom                               128         145           88         128        145        88
-----------------------------------------------------------------------------------------------------------
Yemen                                         23         105           22          13         59        22
-----------------------------------------------------------------------------------------------------------
United States                                 15          90           17          13         77        17
-----------------------------------------------------------------------------------------------------------
Canada                                        13         117           11          11        101        11
-----------------------------------------------------------------------------------------------------------
Other                                          1          11            5           -         11         5
-----------------------------------------------------------------------------------------------------------
                                             180         468           38         165        393        42
-----------------------------------------------------------------------------------------------------------

In the United Kingdom, the PUDs relate almost entirely to our Buzzard Field. We are in the process of drilling and completing the initial development wells. Construction and installation of the facilities is complete and commissioning work is underway. The field came on-stream in early 2007. This activity is expected to result in 75% of the PUDs being converted to producing upon start-up of the facility. The remaining PUDs are expected to be converted to producing over the next 4 years as we drill the remaining development wells based on available facility capacity.

In Yemen, the PUDs are split relatively equally between our Masila and East Al Hajr Blocks. These reserves relate entirely to infill drilling, some of which occured during 2006 and is planned for 2007.

In the United States, the PUDs are split equally between our Shelf and deep-water activities. The majority of these reserves relate to infill drilling programs on 11 properties. These programs are either taking place during 2006 or are planned for 2007. In addition, a portion of the PUDs relate to our deep-water Wrigley subsea tie-back development which is currently underway.

In Canada, the majority of the PUDs relate to infill drilling, recompletions or facilities enhancements on our various heavy oil and natural gas fields. The majority of these PUDs are expected to be converted to producing reserves in 2006 and 2007. A small portion of the PUDs relate to our Coal Bed Methane properties which are expected to be converted to producing from infill drilling and field development from activities in 2006 or planned for 2007.

In total, we expect to convert about 85% of these PUDs to producing over the next 3 years. At the same time, we expect our ongoing exploration and development activities to continue to add new PUDs.

Reserve estimates in this report are internally prepared. Refer to the section on Critical Accounting Estimates - Oil and Gas Accounting - Reserves Determination on page 59 for a description of our reserves process. As described therein, we have at least 80% of our oil and gas reserves estimates either evaluated or audited annually by independent qualified reserves consultants. The nature and scope of the evaluations and audits is determined by agreement between us and the engineering firm. Independent assessments for other companies may, therefore, be different.

BASIS OF RESERVES ESTIMATES

The following provides an overview of the nature and scope of the independent evaluations and audits that we have performed. An independent evaluation is a process whereby we request a third-party engineering firm to prepare an estimate of our reserves by assessing and interpreting all available data on a reservoir. An independent audit is a process whereby we request a third party engineering firm to prepare an estimate of our reserves by reviewing our estimates, supporting working papers and other data as they feel is necessary. The primary difference is that an auditor reviews our work and estimate in preparing their estimate whereas an evaluator uses the reservoir data to prepare their estimate.

In each case, we request their estimate to be prepared using standard geological and engineering methods generally accepted by the petroleum industry. Generally accepted methods for estimating reserves include volumetric calculations, material balance techniques, production and pressure decline curve analysis, analogy with similar reservoirs, and reservoir simulation. The method or combination of methods used is based on their professional judgement and experience. In preparing their estimates, they obtain information from us with respect to property interests, production from such properties, current costs of operations, future development and abandonment, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data. They may rely on the information without independent verification. However, if in the course of their evaluation they question the validity or sufficiency of any information, we request that they do not rely on such information until they satisfactorily resolve their questions or independently verify such information. We do not place any limitations on the work to be performed. Upon completion of their work, the independent evaluator or auditor issues an opinion as to whether our estimate of the proved reserves for that portfolio of properties is, in aggregate, reasonable relative to the criteria set forth in SEC Rule 4-10(a)(2) of Regulation S-X. These rules define proved reserves as the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Our estimate may differ from the independent evaluators and auditors as they apply their professional judgement and experience, which may result in applying different estimating methods or interpreting data differently than us. We believe our estimate for a portfolio of properties is reasonable when it is, in aggregate, within 10% of the independent evaluator or auditor.

We engaged DeGolyer and MacNaughton ("D&M") to evaluate 100% of our reserves before royalties (100% after royalties) for the United Kingdom, Yemen Masila and Yemen Block 51. A separate opinion was provided on each of these three areas. D&M provided an opinion on each of the areas that the proved reserves estimate prepared by us is, in aggregate, reasonable when compared to their estimate which was prepared in accordance with SEC Rules.

We engaged McDaniel & Associates Consultants Ltd. ("McDaniel") to evaluate 91% of our Canadian conventional and CBM reserves before royalties (91% after royalties) and to audit 100% of our Syncrude mining reserves before royalties (100% after royalties). The properties were selected by management and reviewed with the Reserves Review Committee of the Board. All material properties were selected. McDaniel provided an opinion on the combined Canadian conventional, CBM and Syncrude reserves that the proved reserves estimate prepared by us is, in aggregate, within 10% of their estimate which was prepared in accordance with SEC Rules.

We engaged Ryder Scott Company ("Ryder Scott") to audit 76% of our U.S. Gulf of Mexico shelf reserves before royalties (76% after royalties). The properties were selected by management and reviewed with the Reserves Review Committee of the Board. All material properties were selected. Ryder Scott provided an opinion that the difference between their estimate and ours is within the range of reasonable differences and that the estimates have been prepared in accordance with SEC Rules.

We engaged William M. Cobb & Associates, Inc. ("Cobb") to audit 100% of our U.S. Gulf of Mexico deep-water reserves before royalties (100% after royalties). Cobb provided an opinion that the difference between their estimate and ours is within the range of reasonable differences and that the estimates have been prepared in accordance with SEC Rules.

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

The following table provides some operating statistics for Syncrude operations:

--------------------------------------------------------------------------------
                                                   2005       2004         2003
--------------------------------------------------------------------------------
Total Mined Volume (1)
--------------------------------------------------------------------------------
  Millions of Tons                                  353        389          380
--------------------------------------------------------------------------------
  Mined Volume to Oil Sands Ratio (1)               2.1        2.1          2.3
--------------------------------------------------------------------------------
Oil Sands Processed
--------------------------------------------------------------------------------
  Millions of Tons                                  169        188          168
--------------------------------------------------------------------------------
  Average Bitumen Grade (weight %)                 11.1       11.1         11.0
--------------------------------------------------------------------------------
Bitumen in Mined Oil Sands
--------------------------------------------------------------------------------
  Millions of Tons                                   19         21           18
--------------------------------------------------------------------------------
  Average Extraction Recovery (%)                    89         87           89
--------------------------------------------------------------------------------
Bitumen Production (2)
--------------------------------------------------------------------------------
  Millions of Barrels                                94        103           92
--------------------------------------------------------------------------------
  Average Upgrading Yield (%)                        85         86           86
--------------------------------------------------------------------------------
Gross Synthetic Crude Oil Shipped (3)
--------------------------------------------------------------------------------
  Millions of Barrels                                78         87           77
--------------------------------------------------------------------------------
Nexen's Share of Marketable Crude Oil
--------------------------------------------------------------------------------
  Millions of Barrels Before Royalties              5.7        6.3          5.6
--------------------------------------------------------------------------------
  Millions of Barrels After Royalties               5.6        6.1          5.5
--------------------------------------------------------------------------------

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

Average Annual Production Capacity
------------------------------------------------------------------------------
 (short tons)                               2005         2004            2003
------------------------------------------------------------------------------
Sodium Chlorate
------------------------------------------------------------------------------
  North America                          446,208      446,617         432,812
------------------------------------------------------------------------------
  Brazil                                  68,563       68,563          68,563
------------------------------------------------------------------------------
  Total                                  514,771      515,180         501,375
------------------------------------------------------------------------------
Chlor-alkali
------------------------------------------------------------------------------
  North America                          356,002      356,002         356,002
------------------------------------------------------------------------------
  Brazil                                 109,430      109,430         109,430
------------------------------------------------------------------------------
  Total                                  465,432      465,432         465,432
------------------------------------------------------------------------------

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

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                                                           Page

Executive Summary of 2005 Results ...........................................25

Capital Investment ..........................................................26

Financial Results
    Year-to-Year Change in Net Income .......................................30
    Oil & Gas and Syncrude
        Production ..........................................................31
        Commodity Prices ....................................................34
        Operating Costs .....................................................36
        Depreciation, Depletion, Amortization and Impairment ................37
        Exploration Expense .................................................38
    Oil & Gas and Syncrude Netbacks .........................................40
    Oil and Gas Marketing ...................................................41
    Chemicals ...............................................................43
    Corporate Expenses ......................................................44

Outlook for 2006 ............................................................46

Liquidity and Capital Resources .............................................48

Risk Factors ................................................................53

Critical Accounting Estimates ...............................................59

Quantitative and Qualitative Disclosures about Market Risk ..................64

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

Note: Canadian investors should read the Special Note to Canadian Investors on page 69 which highlights differences between our reserve estimates and related disclosures that are otherwise required by Canadian regulatory authorities.

EXECUTIVE SUMMARY OF 2005 RESULTS
-----------------------------------------------------------------------------------------
 (Cdn$ millions)                                                  2005     2004     2003
-----------------------------------------------------------------------------------------
Net Income                                                       1,152      793      578
-----------------------------------------------------------------------------------------
Earnings per Common Share ($/share)                               4.43     3.08     2.33
-----------------------------------------------------------------------------------------
Cash Flow from Operating Activities                              2,143    1,606    1,405
-----------------------------------------------------------------------------------------
Production before Royalties (mboe/d) (1)                           242      250      269
-----------------------------------------------------------------------------------------
Production after Royalties (mboe/d)                                173      174      185
-----------------------------------------------------------------------------------------
Capital Investment, including Acquisitions                       2,638    4,264    1,494
-----------------------------------------------------------------------------------------
Net Debt (2)                                                     3,641    4,219    1,690
-----------------------------------------------------------------------------------------
Average Foreign Exchange Rate (Canadian to US dollar)             0.83     0.77     0.71
-----------------------------------------------------------------------------------------

Notes:
(1) Production before royalties reflects our working interest before royalties and includes production of synthetic crude oil from Syncrude. We have presented our working interest before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2)  Long-term debt less working capital.

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

Our major capital projects remain on time and on budget. Buzzard is approximately 88% complete and we are on track for first production in late 2006. Peak production is expected to be approximately 200,000 boe/d (85,000 boe/d net to us), royalty free. Our Long Lake project is now more than 30% complete and we are on track to complete and tie-in our commercial SAGD wells and begin steam injection late in 2006. Production is expected to ramp up before the upgrader is complete in the second half of 2007. We expect our share of synthetic crude oil from Long Lake to be 30,000 bbls/d. We are already planning to duplicate Long Lake in a phased manner, and expect to increase our synthetic crude oil production to 120,000 bbls/d over the next ten years. At
Syncrude, the Stage 3 expansion is almost complete and we expect our share of production capacity there to increase by 8,000 bbls/d in 2006.

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

During 2005, our proved oil and gas and Syncrude reserves additions replaced the majority of our 2005 oil and gas and Syncrude production as shown in the following table:

------------------------------------------------------------------------------
                                                             Before      After
(mmboe)                                                   Royalties  Royalties
------------------------------------------------------------------------------
Production
------------------------------------------------------------------------------
    Oil and Gas                                                  84        57
------------------------------------------------------------------------------
    Syncrude                                                      6         6
------------------------------------------------------------------------------
                                                                 90        63
------------------------------------------------------------------------------
Additions
------------------------------------------------------------------------------
    Oil and Gas                                                  59        41
------------------------------------------------------------------------------
    Syncrude                                                     23        15
------------------------------------------------------------------------------
                                                                 82        56
------------------------------------------------------------------------------

Our major development activities, principally at Buzzard and Syncrude, contributed 45 mmboe of the additions (36 mmboe after royalties). Reserves were also added from ongoing exploitation in Yemen, Canada, the Gulf of Mexico and the North Sea. Similar to last year, SEC regulations that require us to recognize bitumen reserves using year-end prices did not allow us to book any proved bitumen reserves for Long Lake because of high natural gas costs and wide light/heavy differentials.

We also sold 49 mmboe of proved reserves (41 mmboe after royalties) in Canada during the year.

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

CAPITAL INVESTMENT
-------------------------------------------------------------------------------
 (Cdn$ millions)                                Estimated 2006    2005    2004
-------------------------------------------------------------------------------
Major Development                                        1,300   1,550     663
-------------------------------------------------------------------------------
Early Stage Development                                    300      54      19
-------------------------------------------------------------------------------
New Growth Exploration                                     600     456     266
-------------------------------------------------------------------------------
Core Asset Development                                     600     504     634
-------------------------------------------------------------------------------
                                                         2,800   2,564   1,582
-------------------------------------------------------------------------------
Acquisitions                                                 -      20   2,587
-------------------------------------------------------------------------------
Total Oil & Gas and Syncrude                             2,800   2,584   4,169
-------------------------------------------------------------------------------
Marketing, Corporate, Chemicals and Other                  100      54      95
-------------------------------------------------------------------------------
Total Capital                                            2,900   2,638   4,264
-------------------------------------------------------------------------------

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

2005 INVESTMENT PROGRAM
----------------------------------------------------------------------------------------------------------------
(Cdn$ millions)                                                                  New
                                                Major      Early Stage        Growth     Core Asset
                                          Development      Development   Exploration     Development      Total
----------------------------------------------------------------------------------------------------------------
Oil and Gas
----------------------------------------------------------------------------------------------------------------
  Synthetic (mainly Long Lake)                    743               31            16               -        790
----------------------------------------------------------------------------------------------------------------
  North Sea                                       469               10            59              87        625
----------------------------------------------------------------------------------------------------------------
  Yemen                                           161                -            41              75        277
----------------------------------------------------------------------------------------------------------------
  United States                                     4                -           211             144        359
----------------------------------------------------------------------------------------------------------------
  Canada                                           33               10            74             130        247
----------------------------------------------------------------------------------------------------------------
  Other Countries                                   -                3            55              11         69
----------------------------------------------------------------------------------------------------------------
Syncrude                                          140                -             -              57        197
----------------------------------------------------------------------------------------------------------------
                                                1,550               54           456             504      2,564
----------------------------------------------------------------------------------------------------------------
Chemicals                                           -                -             -              14         14
----------------------------------------------------------------------------------------------------------------
Marketing, Corporate and Other                      -                -             -              40         40
----------------------------------------------------------------------------------------------------------------
Total Capital                                   1,550               54           456             558      2,618
----------------------------------------------------------------------------------------------------------------
As a % of Total
Capital                                           59%               2%           17%             22%       100%
----------------------------------------------------------------------------------------------------------------

2006 ESTIMATED CAPITAL
----------------------------------------------------------------------------------------------------------------
(Cdn$ millions)                                                                  New
                                                Major      Early Stage        Growth     Core Asset
                                          Development      Development   Exploration     Development      Total
----------------------------------------------------------------------------------------------------------------
Oil and Gas
----------------------------------------------------------------------------------------------------------------
  Synthetic (mainly Long Lake)                    650              100             -               10        760
----------------------------------------------------------------------------------------------------------------
  North Sea                                       450              100            75               85        710
----------------------------------------------------------------------------------------------------------------
  Yemen                                             -                -            35              160        195
----------------------------------------------------------------------------------------------------------------
  United States                                     -               20           255              235        510
----------------------------------------------------------------------------------------------------------------
  Canada                                          150               60           120               80        410
----------------------------------------------------------------------------------------------------------------
  Other Countries                                   -               20           115                -        135
----------------------------------------------------------------------------------------------------------------
Syncrude                                           50                -             -               30         80
----------------------------------------------------------------------------------------------------------------
                                                1,300              300           600              600      2,800
----------------------------------------------------------------------------------------------------------------
Marketing, Corporate and Other                      -                -             -              100        100
----------------------------------------------------------------------------------------------------------------
Total Capital                                   1,300              300           600              700      2,900
----------------------------------------------------------------------------------------------------------------
As a % of Total
Capital                                           45%              10%           21%              24%       100%
----------------------------------------------------------------------------------------------------------------

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

NORTH SEA -- BUZZARD

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

CANADA - COAL BED METHANE

In Canada, we are developing the first commercial CBM project in Mannville coals. In 2005, we invested $33 million in CBM development, and in 2006, we plan to spend $150 million to develop 115 gross (53 net) sections using single-leg and multiple-leg wells, and construct gas gathering and processing facilities. We expect our CBM production to be modest in 2006, with growth in 2007 and beyond as we dewater the reservoirs and expand our developments. We are targeting to add approximately 150 mmcf/d by 2011 from our CBM projects. We have more than 600 net sections of CBM lands.

Syncrude - STAGE 3 EXPANSION

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

FINANCIAL RESULTS

YEAR-TO-YEAR CHANGE IN NET INCOME

------------------------------------------------------------------------------------------------------------
                                                                                                  MD&A PAGE
(Cdn$                                                             2005 vs 2004   2004 vs 2003     REFERENCE
millions)
------------------------------------------------------------------------------------------------------------
Net Income for 2004 and 2003 (1)                                           793            578
------------------------------------------------------------------------------------------------------------
Favourable (unfavourable) variances:
------------------------------------------------------------------------------------------------------------
Cash Items
------------------------------------------------------------------------------------------------------------
  Production Volumes, After Royalties
------------------------------------------------------------------------------------------------------------
    Crude Oil                                                               39           (116)
------------------------------------------------------------------------------------------------------------
    Natural Gas                                                            (55)            (8)
------------------------------------------------------------------------------------------------------------
    Change in Crude Oil Inventory                                            4             40
------------------------------------------------------------------------------------------------------------
      Total Volume Variance                                                (12)           (84)       page 31
------------------------------------------------------------------------------------------------------------
  Realized Commodity Prices
------------------------------------------------------------------------------------------------------------
    Crude Oil                                                              648            365
------------------------------------------------------------------------------------------------------------
    Natural Gas                                                            165              -
------------------------------------------------------------------------------------------------------------
      Total Price Variance                                                 813            365        page 34
------------------------------------------------------------------------------------------------------------
  Oil and Gas Operating Expense
------------------------------------------------------------------------------------------------------------
    Conventional                                                           (64)           (55)
------------------------------------------------------------------------------------------------------------
    Synthetic                                                              (27)            (2)
------------------------------------------------------------------------------------------------------------
      Total Operating Expense Variance                                     (91)           (57)       page 36
------------------------------------------------------------------------------------------------------------
  Marketing Contribution                                                    49            (14)       page 41
------------------------------------------------------------------------------------------------------------
  Chemicals Contribution                                                    31             10        page 43
------------------------------------------------------------------------------------------------------------
  General and Administrative                                               (96)           (30)       page 44
------------------------------------------------------------------------------------------------------------
  General and Administrative--Stock-Based Compensation Paid                (60)            (9)
------------------------------------------------------------------------------------------------------------
  Interest Expense                                                          46             26        page 45
------------------------------------------------------------------------------------------------------------
  Current Income Taxes                                                     (91)           (38)       page 45
------------------------------------------------------------------------------------------------------------
  Other                                                                    (69)           (22)
------------------------------------------------------------------------------------------------------------
Total Cash Variance                                                        520            147
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Non-Cash Items
------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and  Impairment                                              page 37
------------------------------------------------------------------------------------------------------------
    Oil & Gas and Syncrude                                                (308)           271
------------------------------------------------------------------------------------------------------------
Other                                                                      (19)            13
------------------------------------------------------------------------------------------------------------
  Exploration Expense                                                       (5)           (45)       page 38
------------------------------------------------------------------------------------------------------------
  General and Administrative--Stock-Based Compensation Accrual            (337)           (70)       page 44
------------------------------------------------------------------------------------------------------------
  Future Income Taxes                                                      348           (176)       page 45
------------------------------------------------------------------------------------------------------------
  Increase (Decrease) in Fair Value of Crude Oil Put Options              (252)            56        page 46
------------------------------------------------------------------------------------------------------------
  Gains from Divestiture Programs                                          418              -        page 46
------------------------------------------------------------------------------------------------------------
Other                                                                       (6)            19
------------------------------------------------------------------------------------------------------------
Total Non-Cash Variance                                                   (161)            68
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Net Income for 2005 and 2004 (1)                                         1,152            793
------------------------------------------------------------------------------------------------------------

Note:
1 Includes results of discontinued operations (see Note 14 to our Consolidated Financial Statements). Significant variances in net income are explained in the sections that follow. The impact of foreign exchange on our operations is summarized on page 46.

OIL & GAS AND SYNCRUDE

PRODUCTION
---------------------------------------------------------------------------------------------------------------------------
                                             2005                          2004                          2003
---------------------------------------------------------------------------------------------------------------------------
                                          Before        After          Before         After          Before          After
                                   Royalties (1)    Royalties   Royalties (1)     Royalties   Royalties (1)      Royalties
---------------------------------------------------------------------------------------------------------------------------
Oil and Liquids
(mbbls/d)
---------------------------------------------------------------------------------------------------------------------------
  Yemen                                    112.7         60.6           107.3          53.5           116.8           57.5
---------------------------------------------------------------------------------------------------------------------------
  Canada (2)                                29.2         22.6            36.2          28.2            46.3           35.4
---------------------------------------------------------------------------------------------------------------------------
  United States                             22.2         19.6            30.0          26.5            28.3           25.0
---------------------------------------------------------------------------------------------------------------------------
  United Kingdom                            12.6         12.6             1.5           1.5               -              -
---------------------------------------------------------------------------------------------------------------------------
  Australia (3)                                -            -             2.7           2.5             6.1            5.6
---------------------------------------------------------------------------------------------------------------------------
  Other Countries                            5.6          5.1             5.3           4.7             5.4            4.6
---------------------------------------------------------------------------------------------------------------------------
Syncrude (mbbls/d) (4)                      15.5         15.3            17.2          16.6            15.3           15.2
---------------------------------------------------------------------------------------------------------------------------
                                           197.8        135.8           200.2         133.5           218.2          143.3
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Natural Gas
(mmcf/d)
---------------------------------------------------------------------------------------------------------------------------
  Canada (2)                                 124          101             146           115             158            125
---------------------------------------------------------------------------------------------------------------------------
  United States                              116           99             148           126             145            122
---------------------------------------------------------------------------------------------------------------------------
  United Kingdom                              23           23               3             3               -              -
---------------------------------------------------------------------------------------------------------------------------
                                             263          223             297           244             303            247
---------------------------------------------------------------------------------------------------------------------------
Total (mboe/d)                               242          173             250           174             269            185
---------------------------------------------------------------------------------------------------------------------------

Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Includes the following production from discontinued operations. See Note 14 to our Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                     2005       2004       2003
--------------------------------------------------------------------------------
Before Royalties
--------------------------------------------------------------------------------
  Oil and Liquids (mbbls/d)                           6.7       11.7       19.6
--------------------------------------------------------------------------------
  Natural Gas (mmcf/d)                                 24         47        50
--------------------------------------------------------------------------------
After Royalties
--------------------------------------------------------------------------------
  Oil and Liquids (mbbls/d)                           5.3        9.0       14.5
--------------------------------------------------------------------------------
  Natural Gas (mmcf/d)                                 17         33         34
--------------------------------------------------------------------------------
(3) Comprises production from discontinued operations. See Note 14 to our Consolidated Financial Statements.
(4)  Considered a mining operation for US reporting purposes.


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

The following table summarizes our production changes year over year:

---------------------------------------------------------------------------------------------
 (mboe/d)                                                Before Royalties    After Royalties
---------------------------------------------------------------------------------------------
2004 Production                                                       250                174
---------------------------------------------------------------------------------------------
Canada--Disposition of Properties                                     (9)                (6)
---------------------------------------------------------------------------------------------
Gulf of Mexico--Hurricane Related Downtime                            (6)                (5)
---------------------------------------------------------------------------------------------
                                                                      235                163
---------------------------------------------------------------------------------------------
Production changes
---------------------------------------------------------------------------------------------
  Block 51 in Yemen                                                    25                 16
---------------------------------------------------------------------------------------------
  North Sea                                                            14                 14
---------------------------------------------------------------------------------------------
  Masila Block in Yemen                                              (18)                (8)
---------------------------------------------------------------------------------------------
  Gulf of Mexico                                                      (7)                (6)
---------------------------------------------------------------------------------------------
  Canada                                                              (2)                (2)
---------------------------------------------------------------------------------------------
  Australia                                                           (3)                (3)
---------------------------------------------------------------------------------------------
  Syncrude                                                            (2)                (1)
---------------------------------------------------------------------------------------------
2005 Production                                                       242                173
---------------------------------------------------------------------------------------------

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

Syncrude production increased 12% from 2003, achieving a new annual record despite maintenance shut-down of the LC finer at year end.

COMMODITY PRICES
---------------------------------------------------------------------------------------------
                                                              2005         2004         2003
---------------------------------------------------------------------------------------------
Crude Oil
---------------------------------------------------------------------------------------------
  West Texas Intermediate (US$/bbl)                          56.58        41.40        31.04
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Differentials (1) (US$/bbl)
---------------------------------------------------------------------------------------------
    Heavy Oil - LLK                                          20.82        13.53         8.63
---------------------------------------------------------------------------------------------
    MARS                                                      6.59         6.15         3.53
---------------------------------------------------------------------------------------------
    Masila                                                    5.71         4.84         3.03
---------------------------------------------------------------------------------------------
    Dated Brent                                               2.20            -            -
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Producing Assets (Cdn$/bbl)
---------------------------------------------------------------------------------------------
    Yemen                                                    62.07        47.59        39.45
---------------------------------------------------------------------------------------------
    Canada                                                   40.51        36.60        32.37
---------------------------------------------------------------------------------------------
    United States                                            57.63        46.60        37.68
---------------------------------------------------------------------------------------------
    United Kingdom                                           60.55        46.81            -
---------------------------------------------------------------------------------------------
    Australia                                                    -        51.22        43.14
---------------------------------------------------------------------------------------------
    Other Countries                                          59.96        43.07        38.22
---------------------------------------------------------------------------------------------
    Syncrude                                                 71.00        52.80        43.36
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Corporate Average (Cdn$/bbl)                               58.98        45.90        38.04
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Natural Gas
---------------------------------------------------------------------------------------------
  New York Mercantile Exchange (US$/mmbtu)                    8.99         6.19         5.60
---------------------------------------------------------------------------------------------
  AECO (Cdn$/mcf)                                             8.04         6.44         6.35
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Producing Assets (Cdn$/mcf)
---------------------------------------------------------------------------------------------
    Canada                                                    7.51         5.76         5.64
---------------------------------------------------------------------------------------------
    United States                                            10.56         7.89         8.16
---------------------------------------------------------------------------------------------
    United Kingdom                                            7.86         8.28            -
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Corporate Average (Cdn$/mcf)                                8.89         6.85         6.85
---------------------------------------------------------------------------------------------
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)        57.97        44.94        38.63
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Average Foreign Exchange Rate
---------------------------------------------------------------------------------------------
Canadian to US Dollar                                       0.8253       0.7683       0.7135
---------------------------------------------------------------------------------------------

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

OPERATING COSTS
-------------------------------------------------------------------------------------------------------------------------------
                                                2005                           2004                          2003
-------------------------------------------------------------------------------------------------------------------------------
                                           Before           After         Before          After          Before          After
(Cdn$/boe)                          Royalties (1)       Royalties      Royalties(1)   Royalties       Royalties(1)   Royalties
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Conventional Oil and Gas
-------------------------------------------------------------------------------------------------------------------------------
  Yemen                                      3.63            6.75           2.80           5.64            2.16           4.37
-------------------------------------------------------------------------------------------------------------------------------
  Canada                                     8.21           10.34           7.12           8.98            6.00           7.76
-------------------------------------------------------------------------------------------------------------------------------
  United States                              6.35            7.33           5.30           6.12            4.49           5.19
-------------------------------------------------------------------------------------------------------------------------------
  United Kingdom                            14.90           14.90           8.26           8.26               -              -
-------------------------------------------------------------------------------------------------------------------------------
  Australia                                     -               -          32.94          35.73           18.60          20.21
-------------------------------------------------------------------------------------------------------------------------------
  Other Countries                            5.55            6.08           3.76           4.09            7.47           9.01
-------------------------------------------------------------------------------------------------------------------------------
  Average Conventional                       6.03            8.70           5.13           7.59            4.17           6.24
-------------------------------------------------------------------------------------------------------------------------------
Synthetic Crude Oil
-------------------------------------------------------------------------------------------------------------------------------
  Syncrude                                  26.95           27.22          19.89          20.61           21.96          22.18
-------------------------------------------------------------------------------------------------------------------------------
Average Oil and Gas                          7.36           10.34           6.15           8.83            5.19           7.56
-------------------------------------------------------------------------------------------------------------------------------

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

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)
----------------------------------------------------------------------------------------------------------------------------
                                           2005                            2004                           2003
----------------------------------------------------------------------------------------------------------------------------
                                      Before           After          Before           After         Before           After
(Cdn$/boe)                     Royalties (2)       Royalties   Royalties (2)       Royalties  Royalties (2)       Royalties
----------------------------------------------------------------------------------------------------------------------------
Conventional Oil and Gas
----------------------------------------------------------------------------------------------------------------------------
  Yemen                                 8.56           15.93            4.35            8.77           3.96            8.03
----------------------------------------------------------------------------------------------------------------------------
  Canada (1)                            9.26           11.67            9.02           11.37           9.10           11.76
----------------------------------------------------------------------------------------------------------------------------
  United States                        15.39           17.77           12.93           14.93          10.80           12.47
----------------------------------------------------------------------------------------------------------------------------
  United Kingdom                       33.25           33.25           22.44           22.44              -               -
----------------------------------------------------------------------------------------------------------------------------
Australia                                  -               -            5.82            6.31          13.31           14.46
----------------------------------------------------------------------------------------------------------------------------
  Other Countries                       6.20            6.79            9.90           10.77          17.09           22.47
----------------------------------------------------------------------------------------------------------------------------
  Average Conventional                 11.78           17.00            7.87           11.64           7.37           11.04
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Synthetic Crude Oil
----------------------------------------------------------------------------------------------------------------------------
  Syncrude                              3.08            3.12            2.75            2.85           2.50            2.53
----------------------------------------------------------------------------------------------------------------------------
Average Oil and Gas                    11.23           15.77            7.52           10.80           7.09           10.33
----------------------------------------------------------------------------------------------------------------------------

Notes:
(1) 2003 DD&A per boe excludes the impairment charge described in Note 6 to the Consolidated Financial Statements.
(2) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

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

EXPLORATION EXPENSE (1)
--------------------------------------------------------------------------------------
(Cdn$ millions)                                                  2005    2004    2003
--------------------------------------------------------------------------------------
Seismic                                                            53      73      62
--------------------------------------------------------------------------------------
Unsuccessful Drilling                                             143     125      70
--------------------------------------------------------------------------------------
Other                                                              55      48      69
--------------------------------------------------------------------------------------
Total Exploration Expense                                         251     246     201
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
New Growth Exploration                                            456     266     267
--------------------------------------------------------------------------------------
Geological and Geophysical Costs                                   53      73      62
--------------------------------------------------------------------------------------
Total Exploration Expenditures                                    509     339     329
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
Exploration Expense as a % of Exploration Expenditures            49%     73%     61%
--------------------------------------------------------------------------------------

Note:
(1) Includes exploration expense from discontinued operations. See Note 14 to our Consolidated Financial Statements.

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

Our exploration expense includes costs associated with unsuccessful wells in the Gulf of Mexico, North Sea, offshore West Africa and Yemen. In the Gulf of Mexico, we expensed $44 million for the Vrede well. Vrede, a sub-salt prospect drilled to a total depth of 32,600 feet, encountered non-commerical quantities of hydrocarbons and was temporarily abandoned. We also wrote off costs relating to our Castleton dry hole together with trailing costs related to the 2004 Crested Butte, Wind River and Fawkes wells.

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

BEFORE ROYALTIES
-------------------------------------------------------------------------------------------------------------------
                                                 2005
-------------------------------------------------------------------------------------------------------------------
($/boe)                                  Yemen    Canada      US         UK        Other     Syncrude        Total
-------------------------------------------------------------------------------------------------------------------
Sales                                    62.07     42.42     60.26      57.83      59.96        71.00        57.97
-------------------------------------------------------------------------------------------------------------------
Royalties and Other                     (28.71)    (8.75)    (8.06)         -      (5.23)       (0.71)      (16.70)
-------------------------------------------------------------------------------------------------------------------
Operating Expenses                       (3.63)    (8.21)    (6.35)    (14.90)     (5.55)      (26.95)       (7.36)
-------------------------------------------------------------------------------------------------------------------
In-country Taxes                         (7.17)        -         -          -          -            -        (3.34)
-------------------------------------------------------------------------------------------------------------------
Cash Netback                             22.56     25.46     45.85      42.93      49.18        43.34        30.57
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                 2004
-------------------------------------------------------------------------------------------------------------------
($/boe)                         Yemen    Canada     US      Australia      UK        Other     Syncrude     Total
-------------------------------------------------------------------------------------------------------------------
Sales                           47.59     35.76   46.94         51.22      47.45     43.07        52.80      44.94
-------------------------------------------------------------------------------------------------------------------
Royalties and Other            (23.98)    (7.40)  (6.29)        (4.00)         -     (3.49)       (1.84)    (13.65)
-------------------------------------------------------------------------------------------------------------------
Operating Expenses              (2.80)    (7.12)  (5.30)       (32.94)     (8.26)    (3.76)      (19.89)     (7.36)
-------------------------------------------------------------------------------------------------------------------
In-country Taxes                (5.82)        -       -             -          -         -            -      (2.48)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Cash Netback                    14.99     21.24   35.35         14.28      39.19     35.82        31.07      22.66
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                 2003
-------------------------------------------------------------------------------------------------------------------
($/boe)                           Yemen       Canada       US       Australia       Other    Syncrude        Total
-------------------------------------------------------------------------------------------------------------------
Sales                             39.45        32.99       42.88        43.14       38.22       43.36        38.63
-------------------------------------------------------------------------------------------------------------------
Royalties and Other              (19.98)       (7.53)      (5.91)       (3.44)      (5.69)      (0.48)      (12.14)
-------------------------------------------------------------------------------------------------------------------
Operating Expenses                (2.16)       (6.00)      (4.49)      (18.60)      (7.47)     (21.96)       (5.19)
-------------------------------------------------------------------------------------------------------------------
In-country Taxes                  (4.73)           -           -            -           -           -        (2.06)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Cash Netback                      12.58        19.46       32.48        21.10       25.06       20.92        19.24
-------------------------------------------------------------------------------------------------------------------

AFTER ROYALTIES
-------------------------------------------------------------------------------------------------------------------
                                                 2005
-------------------------------------------------------------------------------------------------------------------
($/boe)                                  Yemen     Canada      US        UK        Other     Syncrude       Total
-------------------------------------------------------------------------------------------------------------------
Sales                                    62.07      42.42     60.26      57.83      59.96        71.00        57.97
-------------------------------------------------------------------------------------------------------------------
Operating Expenses                       (6.75)    (10.34)    (7.33)    (14.90)     (6.08)      (27.22)      (10.34)
-------------------------------------------------------------------------------------------------------------------
In-country Taxes                        (13.35)         -         -          -          -            -        (4.69)
-------------------------------------------------------------------------------------------------------------------
Cash Netback                             41.97      32.08     52.93      42.93      53.88        43.78        42.94
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                 2004
-------------------------------------------------------------------------------------------------------------------
($/boe)                         Yemen     Canada     US     Australia      UK       Other     Syncrude      Total
-------------------------------------------------------------------------------------------------------------------
Sales                           47.59      35.76   46.94        51.22      47.45     43.07        52.80       44.94
-------------------------------------------------------------------------------------------------------------------
Operating Expenses              (5.64)     (8.98)  (6.12)      (35.73)     (8.26)    (4.09)      (20.61)      (8.83)
-------------------------------------------------------------------------------------------------------------------
In-country Taxes               (11.72)         -       -            -          -         -            -       (3.57)
-------------------------------------------------------------------------------------------------------------------
Cash Netback                    30.23      26.78   40.82        15.49      39.19     38.98        32.19       32.54
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                 2003
-------------------------------------------------------------------------------------------------------------------
($/boe)                           Yemen       Canada         US       Australia     Other      Syncrude      Total
-------------------------------------------------------------------------------------------------------------------
Sales                             39.45        32.99       42.88        43.14       38.22       43.36        38.63
-------------------------------------------------------------------------------------------------------------------
Operating Expenses                (4.37)       (7.76)      (5.19)      (20.21)      (9.01)     (22.18)       (7.56)
-------------------------------------------------------------------------------------------------------------------
In-country Taxes                  (9.58)           -           -            -           -           -        (3.00)
-------------------------------------------------------------------------------------------------------------------
Cash Netback                      25.50        25.23       37.69        22.93       29.21       21.18        28.07
-------------------------------------------------------------------------------------------------------------------

OIL AND GAS MARKETING
--------------------------------------------------------------------------------
 (Cdn$ millions)                                      2005      2004       2003
--------------------------------------------------------------------------------
Revenue                                                847       608        568
--------------------------------------------------------------------------------
Transportation                                        (641)     (451)      (398)
--------------------------------------------------------------------------------
Other                                                  (2)       (2)        (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Marketing Revenue                                  204       155        169
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Marketing Contribution to Income from
--------------------------------------------------------------------------------
  Continuing Operations before Income Taxes            104        87        111
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Natural Gas
--------------------------------------------------------------------------------
  Physical Sales Volumes (1) (bcf/d)                   4.9       4.9        3.3
--------------------------------------------------------------------------------
  Transportation Capacity (bcf/d)                      4.0       3.5        2.0
--------------------------------------------------------------------------------
  Storage Capacity (bcf)                                30        27         18
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Crude Oil
--------------------------------------------------------------------------------
  Physical Sales Volumes (1) (mbbls/d)                 510       465        479
--------------------------------------------------------------------------------
  Storage Capacity (mbbls)                             580       408          -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Value-at-Risk
--------------------------------------------------------------------------------
  Year-end                                              24        21         21
--------------------------------------------------------------------------------
  High                                                  28        42         31
--------------------------------------------------------------------------------
  Low                                                   11        17         14
--------------------------------------------------------------------------------
  Average                                               21        29         20
--------------------------------------------------------------------------------
Note:
(1)  Excludes intra-segment transactions.


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

COMPOSITION OF NET MARKETING REVENUE
-------------------------------------------------------------------------------
 (Cdn$ millions)                                               2005       2004
-------------------------------------------------------------------------------
Trading Activities                                              168        133
-------------------------------------------------------------------------------
Non-Trading Activities                                           36         22
-------------------------------------------------------------------------------
Total Net Marketing Revenue                                     204        155
-------------------------------------------------------------------------------


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

---------------------------------------------------------------------------------------------------------------------
                                                Maturity
---------------------------------------------------------------------------------------------------------------------
                                                      less than                                 more than
(Cdn$ millions)                                         1  year     1-3 years     4-5 years       5 years      Total
---------------------------------------------------------------------------------------------------------------------
Prices
---------------------------------------------------------------------------------------------------------------------
  Actively Quoted Markets                                  (29)            14          (18)           (3)        (36)
---------------------------------------------------------------------------------------------------------------------
  From Other External Sources                                90           100            12             3        205
---------------------------------------------------------------------------------------------------------------------
 Based on Models and Other  Valuation Methods                 -             -             -             -          -
---------------------------------------------------------------------------------------------------------------------
Total                                                        61           114           (6)             -        169
---------------------------------------------------------------------------------------------------------------------

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

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS
--------------------------------------------------------------------------------------------------------------------------
                                                                                  Contracts         Contracts
(Cdn$ millions)                                                              Outstanding at      Entered into
                                                                          Beginning of Year       During Year       Total
--------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2004                                                          93                 -          93
--------------------------------------------------------------------------------------------------------------------------
  Change in Fair Value of Contracts                                                      92                90         182
--------------------------------------------------------------------------------------------------------------------------
  Net Losses (Gains) on Contracts
Closed                                                                                 (47)              (59)       (106)
--------------------------------------------------------------------------------------------------------------------------
  Changes in Valuation Techniques and Assumptions (1)                                     -                 -           -
--------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2005                                                         138                           169
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
  Unrecognized Losses on Hedges of Future Sale of Gas Inventory at December 31,                                      (35)
2005
--------------------------------------------------------------------------------------------------------------------------
Total Outstanding at December 31, 2005                                                                                134
--------------------------------------------------------------------------------------------------------------------------

Note:
(1)  Our valuation methodology has been applied consistently year-over-year.

TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS
--------------------------------------------------------------------------------------------------------------------------
 (Cdn$ millions)                                                                                          2005        2004
--------------------------------------------------------------------------------------------------------------------------
Current Assets                                                                                             382         177
--------------------------------------------------------------------------------------------------------------------------
Non-Current Assets                                                                                         232          91
--------------------------------------------------------------------------------------------------------------------------
Total Derivative Contract Assets                                                                           614         268
--------------------------------------------------------------------------------------------------------------------------
Current Liabilities                                                                                        321         129
--------------------------------------------------------------------------------------------------------------------------
Non-Current Liabilities                                                                                    124          46
--------------------------------------------------------------------------------------------------------------------------
Total Derivative Contract Liabilities                                                                      445         175
--------------------------------------------------------------------------------------------------------------------------
Total Derivative Contract Net Assets (1)                                                                   169          93
--------------------------------------------------------------------------------------------------------------------------

Note:
(1) Excludes derivative contracts that have been designated as accounting hedges.

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

CHEMICALS
--------------------------------------------------------------------------------------------------------------------------
 (Cdn$ millions)                                                                                  2005      2004     2003
--------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                          398       378      375
--------------------------------------------------------------------------------------------------------------------------
Sales Volumes (thousand short tons)
--------------------------------------------------------------------------------------------------------------------------
  Sodium Chlorate                                                                                  493       506      478
--------------------------------------------------------------------------------------------------------------------------
  Chlor-alkali                                                                                     400       403      396
--------------------------------------------------------------------------------------------------------------------------
Operating Profit (1)                                                                               136       105       95
--------------------------------------------------------------------------------------------------------------------------
Operating Margin (2)                                                                               34%       28%      25%
--------------------------------------------------------------------------------------------------------------------------
Chemicals Contribution to Income from Continuing Operations Before Income                           37        40       28
Taxes
--------------------------------------------------------------------------------------------------------------------------
Capacity Utilization                                                                               96%       95%      95%
--------------------------------------------------------------------------------------------------------------------------

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

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A) (1)
-------------------------------------------------------------------------------
 (Cdn$ millions)                                     2005      2004      2003
-------------------------------------------------------------------------------
General and Administrative Expense before
-------------------------------------------------------------------------------
  Stock Based Compensation                            302       206       176
-------------------------------------------------------------------------------
Stock Based Compensation (2)                          490        93        14
-------------------------------------------------------------------------------
Total General and Administrative Expense              792       299       190
-------------------------------------------------------------------------------
Notes:
(1) Includes G&A from discontinued operations. See Note 14 to our Consolidated Financial Statements.

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

INTEREST
-------------------------------------------------------------------------------
 (Cdn$ millions)                                       2005     2004      2003
-------------------------------------------------------------------------------
Interest (1)                                            275      194       212
-------------------------------------------------------------------------------
  Less: Capitalized                                   (178)     (51)      (43)
-------------------------------------------------------------------------------
Net Interest Expense                                     97      143       169
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Effective Rate                                         6.4%     6.6%      7.2%
-------------------------------------------------------------------------------
Note:
(1) Includes dividends on preferred securities in 2004 and 2003. See Note 1(u) to our Consolidated Financial Statements.

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

INCOME TAXES
-------------------------------------------------------------------------------
 (Cdn$ millions)                                          2005    2004    2003
-------------------------------------------------------------------------------
Current                                                    339     248     210
-------------------------------------------------------------------------------
Future                                                   (229)     119    (57)
-------------------------------------------------------------------------------
Total Provision for Income Taxes                           110     367     153
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Disclosed as:
-------------------------------------------------------------------------------
Provision for Income Taxes--Continuing Operations          239     317      97
-------------------------------------------------------------------------------
Provision for Income Taxes--Discontinued Operations (1)  (129)      50      56
-------------------------------------------------------------------------------
Total Provision for Income Taxes                           110     367     153
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Effective Rate                                              9%     32%     21%
-------------------------------------------------------------------------------
Note:
(1)  See Note 14 to our Consolidated Financial Statements.

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

OTHER
-------------------------------------------------------------------------------
 (Cdn$ millions)                                          2005    2004    2003
-------------------------------------------------------------------------------
Gain on Dilution of Interest in Chemicals Business         193       -       -
-------------------------------------------------------------------------------
Gain on Disposition of Oil and Gas Asset included
as Discontinued Operations                                 225       -       -
-------------------------------------------------------------------------------
Increase (Decrease) in Fair Value of Crude
-------------------------------------------------------------------------------
 Oil Put Options                                         (196)      56       -
-------------------------------------------------------------------------------

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

DAILY PRODUCTION

Even after selling Canadian production in mid-2005, we expect our 2006 production before royalties to be similar to 2005. Our annual production for 2006 is expected to average between 220,000 boe/d and 240,000 boe/d before royalties, 165,000 boe/d and 180,000 boe/d after royalties, as follows:

2006 Estimated Production
-------------------------------------------------------------------------------
                                                      Before            After
(mboe/d)                                            Royalties        Royalties
-------------------------------------------------------------------------------
Gulf of Mexico                                     40   -   45      33  -   38
-------------------------------------------------------------------------------
North Sea                                           25  -   30      25  -   30
-------------------------------------------------------------------------------
Yemen                                               90  -  100      50  -   55
-------------------------------------------------------------------------------
Canada                                              35  -   40      27  -   31
-------------------------------------------------------------------------------
Syncrude                                            20  -   22      18  -   20
-------------------------------------------------------------------------------
Other International                                  6  -    7       5  -    6
-------------------------------------------------------------------------------
Total                                              220  -  240     165  -  180
-------------------------------------------------------------------------------

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

CASH FLOW AND SENSITIVITIES

We expect to generate more than $2.6 billion in cash flow from operating activities in 2006 (before site restoration and geological and geophysical expenditures), assuming the following:

-------------------------------------------------------------------------------
WTI (US$/bbl)                                                            55.00
-------------------------------------------------------------------------------
NYMEX Natural Gas (US$/mmbtu)                                             9.25
-------------------------------------------------------------------------------
US to Canadian Dollar Exchange Rate                                       0.85
-------------------------------------------------------------------------------

Changes in actual commodity prices and exchange rates impact our annual cash flow from operating activities as follows:

-------------------------------------------------------------------------------
(Cdn$ millions)
-------------------------------------------------------------------------------
WTI--US$1 Change                                                            40
-------------------------------------------------------------------------------
NYMEX Natural Gas--US $0.10 Change                                           7
-------------------------------------------------------------------------------
Exchange Rate--$0.01 Change                                                 25
-------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE
-------------------------------------------------------------------------------
 (Cdn$ millions)                                              2005        2004
-------------------------------------------------------------------------------
Net Debt (1)
-------------------------------------------------------------------------------
  Bank Debt                                                    171       1,993
-------------------------------------------------------------------------------
  Public Senior Notes                                        2,980       1,813
-------------------------------------------------------------------------------
  Senior Debt                                                3,151       3,806
-------------------------------------------------------------------------------
  Subordinated Debt                                            536         553
-------------------------------------------------------------------------------
    Total Debt                                               3,687       4,359
-------------------------------------------------------------------------------
  Less: Cash and Cash Equivalents                             (48)        (73)
-------------------------------------------------------------------------------
  Less: Restricted Cash                                       (70)           -
-------------------------------------------------------------------------------
                                                             3,569       4,286
-------------------------------------------------------------------------------
  Less: Non-Cash Working Capital (2)                            72        (67)
-------------------------------------------------------------------------------
Total Net Debt                                               3,641       4,219
-------------------------------------------------------------------------------
Shareholders' Equity (3)                                     4,008       2,867
-------------------------------------------------------------------------------
Notes:
(1) Includes all of our debt and is calculated as long-term debt less working capital.
(2)  Excludes short-term borrowings.
(3) At January 31, 2006, there were 261,614,723 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.


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

The year-over-year change in our net debt results from:

-------------------------------------------------------------------------------
 (Cdn$ millions)                                               2005       2004
-------------------------------------------------------------------------------
Capital Investments (including 2004 North Sea Acquisition)    2,638      4,264
-------------------------------------------------------------------------------
Cash Flow from Operating Activities                          (2,143)    (1,606)
-------------------------------------------------------------------------------
  Excess of Capital Investment over Cash Flow                   495      2,658
-------------------------------------------------------------------------------
Net Proceeds on Disposition of Oil and Gas Properties          (911)       (34)
-------------------------------------------------------------------------------
Net Proceeds from Canexus Initial Public Offering              (301)          -
-------------------------------------------------------------------------------
Dividends on Common Shares                                       52         52
-------------------------------------------------------------------------------
Issue of Common Shares (Primarily Exercise of
Employee Stock Options)                                         (58)      (124)
-------------------------------------------------------------------------------
Foreign Exchange Translation of US-dollar Debt and Cash        (113)       (78)
-------------------------------------------------------------------------------
Increase in Current Obligation Related to Stock
Based Compensation                                              321         91
-------------------------------------------------------------------------------
Other                                                           (63)       (36)
-------------------------------------------------------------------------------
Increase (Decrease) in Net Debt                                (578)     2,529
-------------------------------------------------------------------------------

The decrease in our net debt has improved our net-debt-to-cash-flow leverage, while our lower interest coverage reflects the additional interest incurred to finance our North Sea acquisition, as follows:

-------------------------------------------------------------------------------
 (times)                                                 2005     2004    2003
-------------------------------------------------------------------------------
Net Debt to Cash Flow from Operating Activities           1.7      2.6     1.2
-------------------------------------------------------------------------------
Interest Coverage (1)                                     9.8     11.9    10.1
-------------------------------------------------------------------------------
Note:
(1) Earnings before interest, taxes, DD&A and exploration expense divided by interest expense (before capitalized interest).


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

CHANGE IN WORKING CAPITAL
-------------------------------------------------------------------------------
                                                                     Increase/
(Cdn$ millions)                                   2005       2004   (Decrease)
-------------------------------------------------------------------------------
Cash and Cash Equivalents                           48         73         (25)
-------------------------------------------------------------------------------
Restricted Cash                                     70          -           70
-------------------------------------------------------------------------------
Accounts Receivable                              3,151      2,100        1,051
-------------------------------------------------------------------------------
Inventories and Supplies                           504        351          153
-------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities        (3,710)    (2,377)      (1,333)
-------------------------------------------------------------------------------
Other                                              (17)        (7)         (10)
-------------------------------------------------------------------------------
                                                    46        140         (94)
-------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------
(Cdn$ millions)                                        2005      2004       2003       2002        2001
--------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities                   2,143     1,606      1,405      1,250       1,496
--------------------------------------------------------------------------------------------------------
Cash Flow from Investing Activities                  (1,864)   (4,013)    (1,219)    (1,569)     (1,469)
--------------------------------------------------------------------------------------------------------
                                                        279    (2,407)       186       (319)         27
--------------------------------------------------------------------------------------------------------
Cash Flow from Financing Activities                    (274)    1,426      1,006        329        (100)
--------------------------------------------------------------------------------------------------------
                                                          5      (981)     1,192         10         (73)
--------------------------------------------------------------------------------------------------------

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

Our cash flow is sensitive to changes in commodity prices and exchange rates. For 2006, we expect cash flow of more than $2.6 billion (before remediation and geological and geophysical expenditures) assuming:

-------------------------------------------------------------------------------
WTI (US$/bbl)                                                            55.00
-------------------------------------------------------------------------------
NYMEX Natural Gas (US$/mmbtu)                                             9.25
-------------------------------------------------------------------------------
US to Canadian Dollar Exchange Rate                                       0.85
-------------------------------------------------------------------------------

Changes in commodity prices and exchange rates will impact our cash flow and our borrowing requirements. The impact of a variance in any one of the above assumptions on our cash flow is described in the Outlook for 2006 section on page 46.

We are in the midst of developing major projects including Buzzard in the North Sea, Long Lake and our coal bed methane project in the Fort Assiniboine area of Alberta. Our anticipated spending on these projects in 2006 and 2007 is as follows:

-------------------------------------------------------------------------------
 (Cdn$ millions)
-------------------------------------------------------------------------------
2006                                                                     1,080
-------------------------------------------------------------------------------
2007                                                                       330
-------------------------------------------------------------------------------
Total Capital Investment                                                 1,410
-------------------------------------------------------------------------------

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

At December 31, 2005,  the average term to maturity of our  long-term  debt was
20.5 years. We have the following debt maturities during the next five years:

---------------------------------------------------------------------------------------------
(Cdn$ millions)                                 2006      2007     2008       2009      2010
---------------------------------------------------------------------------------------------
Term Credit Facilities (1)                         -         -        -          -         -
---------------------------------------------------------------------------------------------
Canexus LP Term Credit Facilities                  -         -        -        171         -
---------------------------------------------------------------------------------------------
Debentures                                        93         -        -          -         -
---------------------------------------------------------------------------------------------
Medium Term Notes                                  -       150      125          -         -
---------------------------------------------------------------------------------------------
Total                                             93       150      125        171         -
---------------------------------------------------------------------------------------------

Note:
(1)  $2.4 billion available until 2010.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We assume various contractual obligations and commitments in the normal course of our operations and financing activities. We have considered these obligations and commitments in assessing our cash requirements, as noted in the above discussion of future liquidity. They include:

------------------------------------------------------------------------------------------------------------------------
                                               Payments
------------------------------------------------------------------------------------------------------------------------
                                                                    less than                                more than
(Cdn$ millions)                                           Total       1  year      1-3 years    4-5 years      5 years
------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                            3,687            93            275          171        3,148
------------------------------------------------------------------------------------------------------------------------
Interest on Long-Term Debt                                5,086           225            420          402        4,039
------------------------------------------------------------------------------------------------------------------------
Operating Leases (1)                                        272            33             63           55          121
------------------------------------------------------------------------------------------------------------------------
Capital Leases                                              113             2             10           10           91
------------------------------------------------------------------------------------------------------------------------
Energy Commodity Contract Liabilities                       445           321            102           20            2
------------------------------------------------------------------------------------------------------------------------
Transportation and Storage Commitments (1)                  888           440            230          102          116

------------------------------------------------------------------------------------------------------------------------
Work Commitments and Purchase Obligations (2)             2,143         1,229            568          261           85
------------------------------------------------------------------------------------------------------------------------
Asset Retirement Obligations                              1,471            21             35           32        1,383
------------------------------------------------------------------------------------------------------------------------
Other                                                         6             1              2            2            1
------------------------------------------------------------------------------------------------------------------------
Total                                                    14,111         2,365          1,705        1,055        8,986
------------------------------------------------------------------------------------------------------------------------

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that would have a material adverse effect on our liquidity, consolidated financial position or results of operations. We use operating leases in the normal course of business as disclosed in Contractual Obligations, Commitments and Guarantees on page 51 and in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

We operate two facilities that are located in close proximity to populated areas, and each processes materials of potential harm to the local populations. At Balzac, just north of Calgary, we operate a gas plant that has been producing sour gas for over 40 years. In North Vancouver, we operate, indirectly through ownership in Canexus Limited Partnership, a chlor-alkali plant that has been producing chlorine for almost 50 years.

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

UNCERTAINTY OF RESERVE ESTIMATES

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

INCREASE IN PROVED UNDEVELOPED RESERVES

The definition of proved reserves includes proved undeveloped reserves that are expected to be recovered from new wells on certain undrilled acreage or from existing wells where a relatively major expenditure is still required before such wells may begin production. Such reserves may be recognized when plans are in place to make the required investments to convert these undeveloped reserves to producing. Circumstances such as a sustained decline in commodity prices or poorer than expected results from initial activities could cause a change in the plans which could result in a material change in our reserves estimates.

During the past 3 years, our total proved undeveloped reserves before royalties have increased from 125 mmboe to 180 mmboe (87 mmboe to 165 mmboe after royalties). As a result, our proved undeveloped reserves have increased from 24% to 38% of our proved reserves excluding Syncrude (22% to 42% after royalties). Proved undeveloped reserves increased in the United Kingdom as a result of our acquisition and ongoing development of the Buzzard Field. In all other areas, they have declined primarily due to the completion of the development of Block 51 in Yemen and the drilling of a portion of the undrilled acreage elsewhere.

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

RISK FACTORS RELATING TO LONG LAKE

Our Long Lake project is planned as a fully integrated production, upgrading and co-generation facility. We intend to use Steam Assisted Gravity Drainage
(SAGD) technology to recover bitumen from oil sands. As designed, the bitumen will be partially upgraded using conventional distillation, de-asphalting and thermal cracking (the proprietary OrCrude(TM) process), followed by conventional hydrocracking to produce a sweet, premium synthetic crude oil. All the individual components of the technology used in the process are currently used in commercial applications around the world. The OrCrude(TM) process also yields liquid asphaltines that will be gasified into a syngas. This syngas will be used as a fuel source for the SAGD process, a source of hydrogen for use in the upgrading process, and to generate electricity through a co-generation facility.

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

Actual costs to construct and develop the project will vary from our estimates, and such variances may be significant. In the formative stage of the project, our capital cost estimate was approximately $2.3 billion (gross). After completing further project definition, engineering and reviewing pilot results, we changed the scope of the project to include co-generation facilities, planned for certain redundancies within the upgrader, and applied more conservative estimates to labour productivity. As a result, the capital cost estimate at the time of our Board's sanctioning the project in February 2004 was $3.4 billion (gross). In December 2004, we accelerated the drilling of an additional well pad consisting of 13 well-pairs to ensure certainty and reliability of bitumen production at the commencement of upgrader operations at a cost of $98 million (gross). In early 2006 we further modified the project design by adding steam generation capacity and soot handling equipment at a cost of $360 million (gross). High activity in the oil sands region is placing ongoing pressure on the costs of labour and services. In addition, labour productivity has been lower than anticipated, requiring a larger workforce to maintain progress. After a review of all trends, the projected cost of Long Lake has been increased to $4.6 billion (gross).

SAGD BITUMEN RECOVERY PROCESS

SAGD has been used in Western Canada to increase recoveries from conventional heavy oil reservoirs for over a decade. However, application of SAGD to the insitu recovery of bitumen from oil sands is relatively new. Some of the SAGD oil sands applications to date have been pilot projects, however there are several commercial SAGD projects in steady state operation.

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

DEPENDANCE ON OPTI CANADA

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

DEPENDANCE ON PROPRIETARY TECHNOLOGY

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

The Long Lake project will produce carbon dioxide emissions. Carbon dioxide is a greenhouse gas that will be regulated by the Kyoto Protocol. Canada's commitments under the Kyoto Protocol are expected to come into effect in 2008. Risk factors relating to climate change initiatives are provided under "Climate Change".

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

As significant production is generated from each of these assets, any single event causing an interruption to these operations could result in the loss of production. Our insurance for physical damage and business interruption does not provide for losses arising from equipment failures.

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

Final hookups and commissioning with respect to the Buzzard platform in the North Sea are nearing completion, and we expect production start-up prior to the end of the year. We are exposed to the possibility of delays in the commencement of commercial production, which may be due to many factors, including:

     o    commissioning delays;
     o    contractor or operator errors;
     o    breakdown or failure of equipment or processes;
     o    quality of oil and gas produced;
     o    violation of permit requirements; and
     o    catastrophic events such as fires, storms or explosions.

At Long Lake, all SAGD wells have been drilled and completed, SAGD module fabrication is complete, all modules are on site and construction is approximately 90% complete. With respect to the Long Lake upgrader, module fabrication is largely complete and over 90% of the modules are on site. Construction of the upgrader is approximately 60% complete and start-up remains scheduled for the second half of 2007. At Long Lake, we are exposed to the possibility of cost overruns and/or delays in the commencement of commercial production, which may be significant. Specific risk factors relating to our Long Lake oil sands project are provided under the heading "Risk Factors Relating to Long Lake".

POLITICAL RISK

We operate in numerous countries, some of which may be considered politically and economically unstable. Our operations and related assets are subject to the risks of actions by governmental authorities, insurgent groups or terrorists. For instance, on September 15, 2006 our oil export terminal in Yemen was assaulted by two explosive laden vehicles. One worker was killed and two others received minor injuries. None of the attackers survived. The ability of the terminal to receive and export oil was not affected and operations are continuing as normal. There can be no assurance that we will be successful in protecting ourselves against these risks and the related financial consequences.

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

CLIMATE CHANGE

The Kyoto Protocol came into force on February 16, 2005. Canada ratified the Kyoto Protocol in December 2002. In 1997, Canada committed to an emission reduction of 6% below 1990 levels during the First Commitment period (2008 to 2012). Since that time the Canadian federal government and various provincial governments have grappled with the issue of climate change and a number of proposals have come and gone. Most recently, Bill C-30 (Canada's Clean Air Act) was introduced to Parliament for first reading. This Bill contains proposals to deal with criteria air contaminants (CACs) and greenhouse gases (GHGs) and outlines proposed changes to the Canadian Environmental Protection Act 1999, the Energy Efficiency Act and the Motor Vehicle Fuel Conservation Standards Act. The proposals seek to apply intensity-based targets for GHGs and absolute caps on CACs in the period up to 2020-2025 ultimately leading to absolute caps on GHGs. It is unclear if and when Bill C-30 will become law.

Any required reductions in the GHGs emitted from our operations could result in increases in our capital or operating expenses, or reduced operating rates, especially those related to the Long Lake project, which could have an adverse effect on our results of operations and financial condition.

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

Our reserves are based on internal estimates. To increase our confidence in our estimates, we have at least 80% of our oil and gas and Syncrude reserves either evaluated or audited annually by independent qualified reserves consultants. Given that reserves estimates are based on numerous assumptions, interpretations and judgements, differences frequently arise between the estimates prepared by different qualified estimators. When the initial estimate on the portfolio of properties differs by greater than 10%, we work with the independent reserves consultant to reconcile the difference to within 10%. Estimates pertaining to individual properties within the portfolio often differ by significantly more than 10%, either positively or negatively. We do not attempt to resolve each property to within 10% as it would be time and cost prohibitive given the number of wells in which we have an interest.

The nature and extent of the independent evaluations and audits, and the results thereof, are provided in the section on Reserves, Production and Related Information on page 17.

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

     o Calculating our unit-of-production depletion rates. Both proved and proved developed reserves (1) estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense. Proved reserves are used where a property is acquired and proved developed reserves are used where a property is drilled and developed. In 2005, oil and gas and Syncrude depletion of $628 million was recorded in depletion, depreciation, amortization and impairment expense. If our reserves estimates changed by 10%, our depletion, depreciation, amortization and impairment expense would have changed by approximately $42 million, after tax, assuming no other changes to our reserves profiles.

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

OIL AND GAS ACCOUNTING -- IMPAIRMENT

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

These new standards are effective for fiscal years beginning on or after October 1, 2006 and early adoption is permitted. Adoption of these standards as at December 31, 2005 would have the following impact on our Consolidated Financial Statements:

-------------------------------------------------------------------------------
                                                                     Increase/
(Cdn$ millions)                                                     (Decrease)
-------------------------------------------------------------------------------
Accounts Payable                                                           35
-------------------------------------------------------------------------------
Future Income Tax Liabilities                                             (11)
-------------------------------------------------------------------------------
Shareholder's Equity                                                      (24)
-------------------------------------------------------------------------------

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

Our sensitivities to commodity prices and the expected impact on our 2006 cash flow from operating activities and net income are as follows:

-------------------------------------------------------------------------------
 (Cdn$ millions)                                       Cash Flow    Net INcome
-------------------------------------------------------------------------------
WTI--US$1 Change                                              40            32
-------------------------------------------------------------------------------
NYMEX Natural Gas--US$0.10 Change                              7             6
-------------------------------------------------------------------------------

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

Our sensitivities to the US dollar and the expected impact of a one cent change
on  our  2006  cash  flow  from  operating  activities,   net  income,  capital
expenditures and long-term debt are as follows:

----------------------------------------------------------------------------------------------------
                                           Capital
----------------------------------------------------------------------------------------------------
                                                      Cash        Net                    Long-Term
(Cdn$ millions)                                       Flow     Income   Expenditures          Debt
----------------------------------------------------------------------------------------------------
  $0.01 Change in US to Canadian Dollar                 25         12             18            38
----------------------------------------------------------------------------------------------------

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

Our sensitivity to interest rates and the expected impact of a 1% change in interest rates on our 2006 cash flow from operating activities and net income is as follows:

-------------------------------------------------------------------------------
 (Cdn$ millions)                                     Cash Flow      Net Income
-------------------------------------------------------------------------------
Interest Rates--1% change in rates                           4               3
-------------------------------------------------------------------------------

Our sensitivity to changes in interest rates is based on 2006 estimated average floating rate debt of $380 million and a Canadian/US dollar exchange rate of 85(cents).

Our floating rate debt exposes us to changes in interest payments as interest rates fluctuate. To manage this exposure, we maintain a combination of fixed and floating rate borrowings and facilities. At December 31, 2005 fixed-rate borrowings comprised 95% (2004--56%) of our long-term debt at an effective average rate of 6.3% (2004--6.6%). During the year we periodically drew on our unsecured syndicated term credit facilities and at December 31, 2005, floating rate debt comprised nil (2004--44%) of our long-term debt at an effective average rate of 4.4% (2004--3.2%).

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

Our year-end, annual high, annual low and annual average VaR amounts are as follows:

-------------------------------------------------------------------------------
 (Cdn$ millions)                                        2005     2004     2003
-------------------------------------------------------------------------------
Value at Risk
-------------------------------------------------------------------------------
  Year-End                                                24       21       21
-------------------------------------------------------------------------------
  High                                                    28       42       31
-------------------------------------------------------------------------------
  Low                                                     11       17       14
-------------------------------------------------------------------------------
  Average                                                 21       29       20
-------------------------------------------------------------------------------

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those appearing in Items 1 and 2--Business and Properties and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements
(1). Forward-looking statements are generally identifiable by terms such as anticipate, believe, intend, plan, expect, estimate, budget, outlook or other similar words, and include statements relating to future production associated with our Coal Bed Methane, Long Lake, Syncrude, North Sea and West Africa projects and future capital investment plans.

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

SPECIAL NOTE TO CANADIAN INVESTORS

Nexen is an SEC registrant and a Form 10-K and related forms filer. Therefore, our reserves estimates and securities regulatory disclosures follow SEC requirements. In 2003, Canadian regulatory authorities adopted National Instrument 51-101--Standards of Disclosure for Oil and Gas Activities (NI 51-101) which prescribes that Canadian companies follow certain standards for the preparation and disclosure of reserves and related information. We have been granted the following exemptions permitting us to:

     o substitute our SEC disclosures for much of the annual disclosure required by NI 51-101;
     o prepare our reserves estimates and related disclosures in accordance with SEC requirements, generally accepted industry practices in the US and the standards of the Canadian Oil and Gas Evaluation Handbook (COGE Handbook) modified to reflect SEC requirements;
     o dispense with the requirement to have our reserves estimates and the Standardized Measure of Discounted Future Net Cash Flows and Changes Therein, included in the Supplementary Financial Information, evaluated or audited by independent qualified reserves evaluators; and
     o not disclose certain prescribed information pertaining to prospects if such disclosures would result in the contravention of a legal obligation, would likely be detrimental to our competitive interests or the information does not exist.

As a result of these exemptions, Canadian investors should note the following fundamental differences in reserves estimates and related disclosures contained in the Form 10-K:

     o SEC registrants apply SEC reserves definitions and prepare their reserves estimates in accordance with SEC requirements and generally accepted industry practices in the US whereas NI 51-101 requires adherence to the definitions and standards promulgated by the COGE Handbook;
     o the SEC mandates disclosure of proved reserves and the Standardized Measure of Discounted Future Net Cash Flows and Changes Therein calculated using year-end constant prices and costs only whereas NI 51-101 also requires disclosure of reserves and related future net revenues using forecast prices;
     o the SEC mandates disclosure of proved and proved developed reserves by geographic region only whereas NI 51-101 requires disclosure of more reserve categories and product types;
     o the SEC does not prescribe the nature of the information required in connection with proved undeveloped reserves and future development costs whereas NI 51-101 requires certain detailed information regarding proved undeveloped reserves, related development plans and future development costs;
     o the SEC does not require disclosure of finding and development (F&D) costs per boe of proved reserves additions whereas NI 51-101 requires that various F&D costs per boe be disclosed. NI 51-101 requires that F&D costs be calculated by dividing the aggregate of exploration and development costs incurred in the current year and the change in estimated future development costs relating to proved reserves by the additions to proved reserves in the current year. However, this will generally not reflect full cycle finding and development costs related to reserve additions for the year;
     o the SEC leaves the engagement of independent qualified reserves evaluators to the discretion of a company's board of directors whereas NI 51-101 requires issuers to engage such evaluators and to file their reports;
     o the SEC does not consider the upgrading component of our integrated oil sands project at Long Lake as an oil and gas activity, and therefore permits recognition of bitumen reserves only. NI 51-101 specifically includes such activity as an oil and gas activity and recognizes synthetic oil as a product type, and therefore permits recognition of synthetic reserves. Given high natural gas prices and wide light/heavy differentials at year end, we have not recognized any proved bitumen reserves under SEC requirements whereas under NI 51-101 we would have recognized 200 million barrels of proved synthetic reserves (before royalties); and
     o the SEC considers our Syncrude operation as a mining activity rather than an oil and gas activity, and therefore does not permit related reserves to be included with oil and gas reserves. NI 51-101 specifically includes such activity as an oil and gas activity and recognizes synthetic oil as a product type, and therefore permits them to be included with oil and gas reserves. We have provided a separate table showing our share of the Syncrude proved reserves as well as the additional disclosures relating to mining activities required by SEC requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page

REPORT OF MANAGEMENT ........................................................71

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ......................72

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Statement of Income ........................................73
    Consolidated Balance Sheet ..............................................74
    Consolidated Statement of Cash Flows ....................................75
    Consolidated Statement of Shareholders' Equity ..........................76
    Notes To Consolidated Financial Statements ..............................77

SUPPLEMENTARY DATA (UNAUDITED)

    Quarterly Financial Data In Accordance with Canadian and US GAAP .......116
    Oil And Gas Producing Activities and Syncrude Operations ...............117

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



/s/ Charles W. Fischer                      /s/ Marvin F. Romanow
--------------------------------            -------------------------------
President and Chief Executive               Executive Vice President and
Officer                                     Chief Financial Officer

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


Calgary, Canada                               /s/ Deloitte & Touche LLP
February 7, 2006                              Independent Registered Chartered
                                              Accountants




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


Calgary, Canada                               /s/ Deloitte & Touche LLP
February 7, 2006                              Independent Registered Chartered
                                              Accountants

NEXEN INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

--------------------------------------------------------------------------------------------------------------
Cdn$ million, except per share amounts                                         2005         2004         2003
--------------------------------------------------------------------------------------------------------------
  Net Sales                                                                   3,932        2,944        2,632
--------------------------------------------------------------------------------------------------------------
  Marketing and Other (Note 17)                                                 702          713          610
--------------------------------------------------------------------------------------------------------------
  Gain on Dilution of Interest in Chemicals Business (Note 2)                   193            -            -
--------------------------------------------------------------------------------------------------------------
                                                                              4,827        3,657        3,242
--------------------------------------------------------------------------------------------------------------
Expenses
--------------------------------------------------------------------------------------------------------------
  Operating                                                                     893          722          688
--------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and Impairment (Note 6)               1,052          674          914
--------------------------------------------------------------------------------------------------------------
  Transportation and Other                                                      796          549          489
--------------------------------------------------------------------------------------------------------------
  General and Administrative                                                    792          299          185
--------------------------------------------------------------------------------------------------------------
  Exploration                                                                   250          243          193
--------------------------------------------------------------------------------------------------------------
  Interest (Note 8)                                                              97          143          169
--------------------------------------------------------------------------------------------------------------
                                                                              3,880        2,630        2,638
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes                           947        1,027          604
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Provision for Income Taxes (Note 18)
--------------------------------------------------------------------------------------------------------------
  Current                                                                       339          248          214
--------------------------------------------------------------------------------------------------------------
                                                                              (100)           69        (117)
Future
--------------------------------------------------------------------------------------------------------------
                                                                                239          317           97
--------------------------------------------------------------------------------------------------------------

Net Income from Continuing Operations before Non-Controlling Interests          708          710          507
--------------------------------------------------------------------------------------------------------------
  Net Income Attributable to Non-Controlling                                      8            -            -
Interests
--------------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations                                           700          710          507
--------------------------------------------------------------------------------------------------------------
  Net Income from Discontinued Operations (Note 14)                             452           83           71
--------------------------------------------------------------------------------------------------------------
Net Income                                                                    1,152          793          578
--------------------------------------------------------------------------------------------------------------

Earnings Per Common Share from Continuing Operations
($/share)
--------------------------------------------------------------------------------------------------------------
  Basic (Note 13)                                                              2.69         2.76         2.05
--------------------------------------------------------------------------------------------------------------
  Diluted (Note 13)                                                            2.63         2.72         2.03
--------------------------------------------------------------------------------------------------------------

Earnings Per Common Share
($/share)
--------------------------------------------------------------------------------------------------------------
  Basic (Note 13)                                                              4.43         3.08         2.33
--------------------------------------------------------------------------------------------------------------
  Diluted (Note 13)                                                            4.33         3.04         2.31
--------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.

NEXEN INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005 AND 2004

-------------------------------------------------------------------------------
Cdn$ million, except share amounts                              2005      2004
-------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------
  Current Assets
-------------------------------------------------------------------------------
    Cash and Cash Equivalents                                     48        73
-------------------------------------------------------------------------------
    Restricted Cash                                               70         -
-------------------------------------------------------------------------------
    Accounts Receivable (Note 4)                               3,151     2,100
-------------------------------------------------------------------------------
    Inventories and Supplies (Note 5)                            504       351
-------------------------------------------------------------------------------
    Assets of Discontinued Operations (Note 14)                    -        38
-------------------------------------------------------------------------------
    Other                                                         51        41
-------------------------------------------------------------------------------
      Total Current Assets                                     3,824     2,603
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Property, Plant and Equipment (Note 6)                         9,594     8,203
-------------------------------------------------------------------------------
  Goodwill                                                       364       375
-------------------------------------------------------------------------------
  Future Income Tax Assets (Note 18)                             410       333
-------------------------------------------------------------------------------
  Deferred Charges and Other Assets (Note 10)                    398       429
-------------------------------------------------------------------------------
  Assets of Discontinued Operations (Note 14)                      -       440
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
TOTAL ASSETS                                                  14,590    12,383
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
  Current Liabilities
-------------------------------------------------------------------------------
    Short-Term Borrowings (Note 8)                                 -       100
-------------------------------------------------------------------------------
    Accounts Payable and Accrued Liabilities                   3,710     2,377
-------------------------------------------------------------------------------
    Accrued Interest Payable                                      55        34
-------------------------------------------------------------------------------
    Dividends Payable                                             13        13
-------------------------------------------------------------------------------
    Liabilities of Discontinued Operations (Note 14)               -        39
-------------------------------------------------------------------------------
      Total Current Liabilities                                3,778     2,563
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
  Long-Term Debt (Note 8)                                      3,687     4,259
-------------------------------------------------------------------------------
  Future Income Tax Liabilities (Note 18)                      1,960     2,023
-------------------------------------------------------------------------------
  Asset Retirement Obligations (Note 9)                          590       399
-------------------------------------------------------------------------------
  Deferred Credits and Other Liabilities (Note 11)               479       142
-------------------------------------------------------------------------------
  Liabilities of Discontinued Operations (Note 14)                 -       130
-------------------------------------------------------------------------------
  Non-Controlling Interests (Note 2)                              88         -
-------------------------------------------------------------------------------
  Shareholders' Equity (Note 12)
-------------------------------------------------------------------------------
    Common Shares, no par value
-------------------------------------------------------------------------------
      Authorized: Unlimited
-------------------------------------------------------------------------------
      Outstanding:  2005--261,140,571 shares
-------------------------------------------------------------------------------
                    2004--258,399,166 shares                     732       637
-------------------------------------------------------------------------------
    Contributed Surplus                                            2         -
-------------------------------------------------------------------------------
    Retained Earnings                                          3,435     2,335
-------------------------------------------------------------------------------
    Cumulative Foreign Currency Translation Adjustment         (161)     (105)
-------------------------------------------------------------------------------
      Total Shareholders' Equity                               4,008     2,867
-------------------------------------------------------------------------------
  Commitments, Contingencies and Guarantees (Notes 15 and 18)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    14,590    12,383
-------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.


Approved on behalf of the Board:


/s/ Charles W. Fischer                          /s/ Thomas C. O'Neill
-------------------------                       -----------------------
Director                                        Director

NEXEN INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

-------------------------------------------------------------------------------------------------------------------
Cdn$ millions                                                                  2005           2004            2003
-------------------------------------------------------------------------------------------------------------------
Operating Activities
-------------------------------------------------------------------------------------------------------------------
  Net Income from Continuing Operations                                         700            710             507
-------------------------------------------------------------------------------------------------------------------
  Net Income from Discontinued Operations                                       452             83              71
-------------------------------------------------------------------------------------------------------------------
  Charges and Credits to Income not Involving Cash (Note 19)                  1,069            906           1,024
-------------------------------------------------------------------------------------------------------------------
  Exploration Expense                                                           250            243             193
-------------------------------------------------------------------------------------------------------------------
  Changes in Non-Cash Working Capital (Note 19)                                (195)          (122)           (320)
-------------------------------------------------------------------------------------------------------------------
Other                                                                          (133)          (214)            (70)
-------------------------------------------------------------------------------------------------------------------
                                                                              2,143          1,606           1,405
-------------------------------------------------------------------------------------------------------------------

Financing Activities
-------------------------------------------------------------------------------------------------------------------
  Proceeds from Long-Term Notes and Debentures (Note 8)                       1,253          1,779             651
-------------------------------------------------------------------------------------------------------------------
  Repayment of Long-Term Notes and Debentures (Note 8)                       (1,818)          (300)               -
-------------------------------------------------------------------------------------------------------------------
  Proceeds from (Repayment of) Term Credit Facilities, Net                      (66)            83              93
-------------------------------------------------------------------------------------------------------------------
  Proceeds from (Repayment of) Short-Term Borrowings, Net                       (99)           101             (18)
-------------------------------------------------------------------------------------------------------------------
  Proceeds from Subordinated Debentures (Note 8)                                  -              -             613
-------------------------------------------------------------------------------------------------------------------
  Redemption of Preferred Securities                                              -           (289)           (340)
-------------------------------------------------------------------------------------------------------------------
  Dividends on Common Shares                                                    (52)           (52)            (40)
-------------------------------------------------------------------------------------------------------------------
  Issue of Common Shares                                                         58            124              73
-------------------------------------------------------------------------------------------------------------------
  Net Proceeds from Canexus Initial Public Offering (Note 2)                    301              -               -
-------------------------------------------------------------------------------------------------------------------
  Proceeds from Term Credit Facilities of Canexus, Net (Notes 2 and 8)          176              -               -
-------------------------------------------------------------------------------------------------------------------
Other                                                                           (27)           (20)            (26)
-------------------------------------------------------------------------------------------------------------------
                                                                               (274)         1,426           1,006
-------------------------------------------------------------------------------------------------------------------

Investing Activities
-------------------------------------------------------------------------------------------------------------------
  Business Acquisition, Net of Cash Acquired (Note 3)                             -         (2,583)               -
-------------------------------------------------------------------------------------------------------------------
  Capital Expenditures
-------------------------------------------------------------------------------------------------------------------
    Exploration and Development                                              (2,564)        (1,582)         (1,276)
-------------------------------------------------------------------------------------------------------------------
    Proved Property Acquisitions                                                (20)            (4)           (164)
-------------------------------------------------------------------------------------------------------------------
    Chemicals, Corporate and Other                                              (54)           (95)            (54)
-------------------------------------------------------------------------------------------------------------------
  Proceeds on Disposition of Assets                                              911            34             293
-------------------------------------------------------------------------------------------------------------------
  Changes in Non-Cash Working Capital (Note 19)                                 (54)           244             (18)
-------------------------------------------------------------------------------------------------------------------
  Changes in Restricted Cash                                                    (70)             -               -
-------------------------------------------------------------------------------------------------------------------
Other                                                                           (13)           (27)               -
-------------------------------------------------------------------------------------------------------------------
                                                                             (1,864)        (4,013)         (1,219)
-------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                    (30)           (33)           (164)
-------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                (25)        (1,014)          1,028
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents--Beginning of Year                                     73          1,087              59
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents--End of Year                                           48             73           1,087
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.

NEXEN INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

---------------------------------------------------------------------------------------------------------------
Cdn$ millions                                                                    2005        2004         2003
---------------------------------------------------------------------------------------------------------------
Common Shares (Note 12)
---------------------------------------------------------------------------------------------------------------
  Balance at Beginning of Year                                                    637         513          440
---------------------------------------------------------------------------------------------------------------
    Exercise of Stock Options                                                      29          93           50
---------------------------------------------------------------------------------------------------------------
    Issue of Common Shares                                                         29          31           23
---------------------------------------------------------------------------------------------------------------
    Previously Recognized Liability Relating
      to Stock Options Exercised                                                   37           -            -
---------------------------------------------------------------------------------------------------------------
  Balance at End of Year                                                          732         637          513
---------------------------------------------------------------------------------------------------------------

Contributed Surplus
---------------------------------------------------------------------------------------------------------------
  Balance at Beginning of Year                                                      -           1            -
---------------------------------------------------------------------------------------------------------------
    Stock Based Compensation Expense (Note 12)                                      2           2            1
---------------------------------------------------------------------------------------------------------------
    Modification of Stock Option Plan to Tandem Option Plan (Note 12)               -         (3)            -
---------------------------------------------------------------------------------------------------------------
  Balance at End of Year                                                            2           -            1
---------------------------------------------------------------------------------------------------------------

Retained Earnings
---------------------------------------------------------------------------------------------------------------
  Balance at Beginning of Year                                                  2,335       1,594        1,056
---------------------------------------------------------------------------------------------------------------
    Net Income                                                                  1,152         793          578
---------------------------------------------------------------------------------------------------------------
    Dividends on Common Shares                                                   (52)        (52)         (40)
---------------------------------------------------------------------------------------------------------------
  Balance at End of Year                                                        3,435       2,335        1,594
---------------------------------------------------------------------------------------------------------------

Cumulative Foreign Currency Translation Adjustment
---------------------------------------------------------------------------------------------------------------
  Balance at Beginning of Year                                                  (105)        (33)           94
---------------------------------------------------------------------------------------------------------------
    Translation Adjustment, Net of Income Taxes                                  (56)        (72)        (127)
---------------------------------------------------------------------------------------------------------------

  Balance at End of Year                                                        (161)       (105)         (33)
---------------------------------------------------------------------------------------------------------------

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

The acquisition has been accounted for using the purchase method, and the results of EnCana UK have been consolidated with the results of Nexen from December 1, 2004. The following table shows the allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired:

------------------------------------------------------------------------------
Purchase Price, Net of Cash Acquired:
------------------------------------------------------------------------------
  Cash Paid                                                             2,561
------------------------------------------------------------------------------
  Transaction Costs                                                        22
------------------------------------------------------------------------------
Total Purchase Price                                                    2,583
------------------------------------------------------------------------------
Purchase Price Allocated as follows:
------------------------------------------------------------------------------
  Accounts Receivable                                                     310
------------------------------------------------------------------------------
  Inventories and Supplies                                                 11
------------------------------------------------------------------------------
  Other Current Assets                                                      2
------------------------------------------------------------------------------
  Property, Plant and Equipment                                         3,395
------------------------------------------------------------------------------
  Future Income Tax Assets                                                239
------------------------------------------------------------------------------
  Goodwill (1)                                                            334
------------------------------------------------------------------------------
  Deferred Charges and Other Assets                                        12
------------------------------------------------------------------------------
  Accounts Payable and Accrued Liabilities                              (289)
------------------------------------------------------------------------------
  Asset Retirement Obligations                                          (134)
------------------------------------------------------------------------------
  Future Income Tax Liabilities                                       (1,284)
------------------------------------------------------------------------------
  Deferred Credits and Other Liabilities                                 (13)
------------------------------------------------------------------------------
Total Purchase Price Allocated                                          2,583
------------------------------------------------------------------------------
Note:
(1)  The amount of goodwill deductible for tax purposes is nil.

The unaudited pro forma results for the years ended December 31, 2004 and 2003 are shown below as if the acquisition had occurred on January 1, 2003. Pro forma results are not necessarily indicative of actual results or future performance.

------------------------------------------------------------------------------
                                                             2004        2003
------------------------------------------------------------------------------
Revenues                                                    4,258       3,642
------------------------------------------------------------------------------
Net Income                                                    841         595
------------------------------------------------------------------------------
Earnings Per Common Share--Basic ($/share)                   3.27        2.40
------------------------------------------------------------------------------
Earnings Per Common Share--Diluted ($/share)                 3.23        2.38
------------------------------------------------------------------------------

4. ACCOUNTS RECEIVABLE

------------------------------------------------------------------------------
                                                             2005        2004
------------------------------------------------------------------------------
Trade
------------------------------------------------------------------------------
  Marketing                                                 2,400       1,452
------------------------------------------------------------------------------
  Oil and Gas                                                 614         557
------------------------------------------------------------------------------
  Chemicals and Other                                          48          57
------------------------------------------------------------------------------
                                                            3,062       2,066
------------------------------------------------------------------------------
Non-Trade                                                      96          49
------------------------------------------------------------------------------
                                                            3,158       2,115
------------------------------------------------------------------------------
Allowance for Doubtful Receivables                            (7)        (15)
------------------------------------------------------------------------------
Total Accounts Receivable                                   3,151       2,100
------------------------------------------------------------------------------

5. INVENTORIES AND SUPPLIES

-------------------------------------------------------------------------------
                                                             2005         2004
-------------------------------------------------------------------------------
Finished Products
-------------------------------------------------------------------------------
  Marketing                                                   320          199
-------------------------------------------------------------------------------
  Oil and Gas                                                  11            6
-------------------------------------------------------------------------------
  Chemicals and Other                                          15           13
-------------------------------------------------------------------------------
                                                              346          218
-------------------------------------------------------------------------------
Work in Process                                                 6            4
-------------------------------------------------------------------------------
Field Supplies                                                152          129
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Total Inventories and Supplies                                504          351
-------------------------------------------------------------------------------

6. PROPERTY, PLANT AND EQUIPMENT

------------------------------------------------------------------------------------------------------------------
                                                    2005                                    2004
------------------------------------------------------------------------------------------------------------------
                                                Accumulated                              Accumulated
                                                  Net Book                                Net Book
------------------------------------------------------------------------------------------------------------------
                                         Cost            DD&A        Value           Cost          DD&A     Value
------------------------------------------------------------------------------------------------------------------
Oil and Gas
------------------------------------------------------------------------------------------------------------------
  Yemen                                   833             546          287            678           506       172
------------------------------------------------------------------------------------------------------------------
  Yemen--Carried Interest               1,410           1,295          115          1,360         1,044       316
Interest
------------------------------------------------------------------------------------------------------------------
Canada                                  3,631           1,311        2,320          2,603         1,195     1,408
------------------------------------------------------------------------------------------------------------------
  United States                         2,437           1,159        1,278          2,249         1,037     1,212
------------------------------------------------------------------------------------------------------------------
  United Kingdom                        4,013             216        3,797          3,499            16     3,483
------------------------------------------------------------------------------------------------------------------
  Other Countries                         249             119          130            535           408       127
------------------------------------------------------------------------------------------------------------------
  Marketing                               177              72          105            157            64        93
------------------------------------------------------------------------------------------------------------------
                                       12,750           4,718        8,032         11,081         4,270     6,811
------------------------------------------------------------------------------------------------------------------
Syncrude                                1,240             171        1,069          1,030           155       875
------------------------------------------------------------------------------------------------------------------
Chemicals                                 827             456          371            815           409       406
------------------------------------------------------------------------------------------------------------------
Corporate and Other                       245             123          122            201            90       111
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Total PP&E                             15,062           5,468        9,594         13,127         4,924     8,203
------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                                                             2005         2004
-------------------------------------------------------------------------------
Development Costs Deferred, Beginning of Year                  15            6
-------------------------------------------------------------------------------
  Deferred in the Year                                         10            9
-------------------------------------------------------------------------------
  Amortized in the Year                                         -            -
-------------------------------------------------------------------------------
Development Costs Deferred, End of Year                        25           15
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------
                                                                                            2005        2004
-------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                                                 116          89
-------------------------------------------------------------------------------------------------------------
  Additions to Capitalized Exploratory Well Costs Pending the Determination
  of Proved Reserves                                                                         174          51
-------------------------------------------------------------------------------------------------------------
  Capitalized Exploratory Well Costs Charged to Expense                                     (27)        (19)
-------------------------------------------------------------------------------------------------------------
  Transfers to Wells, Facilities and Equipment Based on Determination                        (3)           -
  of Proved Reserves
-------------------------------------------------------------------------------------------------------------
  Effects of Foreign Exchange                                                                (8)         (5)
-------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                       252         116
-------------------------------------------------------------------------------------------------------------

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

-------------------------------------------------------------------------------------------------------------
                                                                                            2005        2004
-------------------------------------------------------------------------------------------------------------
  Capitalized for a Period of One Year or Less                                               165          53
-------------------------------------------------------------------------------------------------------------
  Capitalized for a Period of Greater than One Year                                           87          63
-------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                       252         116
-------------------------------------------------------------------------------------------------------------
Number of Projects that have Exploratory Well Costs Capitalized for a Period
Greater than One Year Year                                                                     3           2
-------------------------------------------------------------------------------------------------------------

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

7. DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE AND FINANCIAL INSTRUMENTS

The carrying values, fair values and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities at December 31 are:

-------------------------------------------------------------------------------------------------------------------
                                                   2005                                      2004
-------------------------------------------------------------------------------------------------------------------
                                    Carrying        Fair   Unrecognized       Carrying       Fair     Unrecognized
                                        Value      Value           Gain          Value       Value     Gain (Loss)
                                                                 (Loss)
-------------------------------------------------------------------------------------------------------------------
Cdn$ millions
-------------------------------------------------------------------------------------------------------------------
Commodity Price Risk
-------------------------------------------------------------------------------------------------------------------
  Non-Trading Activities
-------------------------------------------------------------------------------------------------------------------
    Crude Oil Put Options                   4          4              -            200         200               -
-------------------------------------------------------------------------------------------------------------------
    Fixed Price Natural Gas
-------------------------------------------------------------------------------------------------------------------
Contracts                                (175)      (175)              -              -        (98)            (98)
-------------------------------------------------------------------------------------------------------------------
    Natural Gas Swaps                      29         29              -              -           -               -
-------------------------------------------------------------------------------------------------------------------
  Trading Activities
-------------------------------------------------------------------------------------------------------------------
    Crude Oil and Natural Gas             161        161              -             83          83               -
-------------------------------------------------------------------------------------------------------------------
    Future Sale of Gas Inventory            -       (35)           (35)              -           6               6
-------------------------------------------------------------------------------------------------------------------
Foreign Currency Risk
-------------------------------------------------------------------------------------------------------------------
  Non-Trading Activities                   14         14              -              7           7               -
-------------------------------------------------------------------------------------------------------------------
  Trading Activities                        8          8              -             10          10               -
-------------------------------------------------------------------------------------------------------------------
Total Derivatives                          41          6           (35)            300         208            (92)
-------------------------------------------------------------------------------------------------------------------
Financial Assets and Liabilities
-------------------------------------------------------------------------------------------------------------------
  Long-Term Debt                        (3,687)    (3,863)          (176)        (4,259)     (4,503)           (244)
-------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------

                             Notional                  Average
                              Volumes              Price (WTI)     Fair Value
WTI Crude Oil Put Options    (bbls/d)       Term     (US$/bbl)          (Cdn$
                                                                    millions)
------------------------------------------------------------------------------
                               30,000       2006            39              2
------------------------------------------------------------------------------
                               20,000       2006            38              1
------------------------------------------------------------------------------
                               10,000       2006            36              1
------------------------------------------------------------------------------
                                                                            4
------------------------------------------------------------------------------

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

------------------------------------------------------------------------------
                               Notional                  Average   Fair Value
                                Volumes                    Price        (Cdn$
                                 (Gj/d)         Term      ($/Gj)    millions)
------------------------------------------------------------------------------
Fixed Price Natural
Gas Contracts                    22,034    2005-2006   2.28-3.72         (47)
------------------------------------------------------------------------------
                                 15,514    2007-2010   2.47-2.77        (128)
------------------------------------------------------------------------------
                                                                        (175)
------------------------------------------------------------------------------

Following the sale of the Canadian oil and gas properties, we entered into natural gas swaps to economically hedge our exposure to the fixed-price natural gas contracts. Any change in fair value is included in marketing and other in the Consolidated Statement of Income.

------------------------------------------------------------------------------
                               Notional                   Average   Fair Value
                                Volumes                     Price        (Cdn$
                                 (Gj/d)         Term       ($/Gj)    millions)
------------------------------------------------------------------------------
Natural Gas Swaps                22,034    2005-2006   9.02-11.81           1
------------------------------------------------------------------------------
                                 15,514    2007-2010         7.45          28
------------------------------------------------------------------------------
                                                                           29
------------------------------------------------------------------------------

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

FUTURE SALE OF GAS INVENTORY

We have certain NYMEX futures contracts and swaps in place, which effectively lock-in our margins on the future sale of our natural gas inventory in storage. We have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory. As a result, gains and losses on these designated futures contracts, and swaps are recognized in net income when the inventory in storage is sold. The principal terms of these outstanding contracts and the unrecognized gains and losses at December 31, 2005 are:

------------------------------------------------------------------------------------------------------------
                                                   Hedged                         Average      Unrecognized
                                                  Volumes                           Price        Loss (Cdn$
                                                   (mmcf)                Month   (US$/mcf)        millions)
------------------------------------------------------------------------------------------------------------
Nymex Natural Gas Futures                           9,100         January 2006        8.89             (27)
------------------------------------------------------------------------------------------------------------
                                                      400        February 2006       10.96                -
------------------------------------------------------------------------------------------------------------
Nymex Natural Gas Fixed-Price and Basis Swaps       4,529         January 2006        9.15              (8)
------------------------------------------------------------------------------------------------------------
                                                                                                       (35)
------------------------------------------------------------------------------------------------------------

(c) FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

NON-TRADING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------
                                                                                            Rate (for         Fair Value
                                                                    Amount          Term      US$1.00)    (Cdn$ millions)
------------------------------------------------------------------------------------------------------------------------
Foreign Currency Call Options--Buzzard (i)                  GBP207 million          2006         2.00                 -
------------------------------------------------------------------------------------------------------------------------
US Dollar Call Options--Canexus (ii)                 US$11 million monthly          2006        0.813                 6
------------------------------------------------------------------------------------------------------------------------
Foreign Currency Swap (iii)                                  US$37 million          2006        0.736                 8
------------------------------------------------------------------------------------------------------------------------
                                                                                                                     14
-----------------------------------------------------------------------------------------------------------------------

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

OTHER

The  foreign  exchange  gains or  losses  related  to our  designated  debt are included in the cumulative foreign currency translation adjustment in shareholders' equity. Our net investment in self-sustaining foreign operations and our designated US-dollar debt at December 31 are as follows:

-------------------------------------------------------------------------------
US$ millions                                                     2005     2004
-------------------------------------------------------------------------------
Net Investment in Self-Sustaining Foreign Operations            4,357    3,973
-------------------------------------------------------------------------------
US-Dollar Debt                                                  2,700    3,315
-------------------------------------------------------------------------------

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

(d) TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative instruments held by our marketing operation are equal to fair value as we use mark-to-market accounting, and are as follows at December 31:

-------------------------------------------------------------------------------
Cdn$ millions                                                  2005       2004
-------------------------------------------------------------------------------
Accounts Receivable                                             382        177
-------------------------------------------------------------------------------
Deferred Charges and Other Assets (1) (Note 10)                 232         91
-------------------------------------------------------------------------------
Total Derivative Contract Assets                                614        268
-------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities                        321        129
-------------------------------------------------------------------------------
Deferred Credits and Other Liabilities (1) (Note 11)            124         46
-------------------------------------------------------------------------------
Total Derivative Contract Liabilities                           445        175
-------------------------------------------------------------------------------
Total Derivative Contract Net Assets (2)                        169         93
-------------------------------------------------------------------------------
Note:
(1) These derivative instruments settle beyond 12 months and are considered non-current.
(2) Comprised of $161 million (2004--$83 million) related to commodity contracts and $8 million (2004--$10 million) related to US-dollar forward contracts and swaps.

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

8. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

-------------------------------------------------------------------------------
                                                                2005      2004
-------------------------------------------------------------------------------
Acquisition Credit Facilities (a)                                  -     1,806
-------------------------------------------------------------------------------
Canexus LP Term Credit Facilities (US$147 million drawn) (b)     171         -
-------------------------------------------------------------------------------
Term Credit Facilities (c)                                         -        87
-------------------------------------------------------------------------------
Debentures, due 2006 (1) (d)                                      93        93
-------------------------------------------------------------------------------
Medium-Term Notes, due 2007 (e)                                  150       150
-------------------------------------------------------------------------------
Medium-Term Notes, due 2008 (f)                                  125       125
-------------------------------------------------------------------------------
Notes, due 2013 (US$500 million) (g)                             583       602
-------------------------------------------------------------------------------
Notes, due 2015 (US$250 million) (h)                             292         -
-------------------------------------------------------------------------------
Notes, due 2028 (US$200 million) (i)                             233       241
-------------------------------------------------------------------------------
Notes, due 2032 (US$500 million) (j)                             583       602
-------------------------------------------------------------------------------
Notes, due 2035 (US$790 million) (k)                             921         -
-------------------------------------------------------------------------------
Subordinated Debentures, due 2043 (US$460 million) (l)           536       553
-------------------------------------------------------------------------------
Total                                                          3,687     4,259
-------------------------------------------------------------------------------
Note:
(1) Includes $50 million of principal that was effectively converted through a currency exchange contract to US$37 million.

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

(m) DEBT REPAYMENTS

------------------------------------------------------------------------------
2006                                                                       93
------------------------------------------------------------------------------
2007                                                                      150
------------------------------------------------------------------------------
2008                                                                      125
------------------------------------------------------------------------------
2009                                                                      171
------------------------------------------------------------------------------
2010                                                                        -
------------------------------------------------------------------------------
Thereafter                                                              3,148
------------------------------------------------------------------------------
Total Debt Repayments                                                   3,687
------------------------------------------------------------------------------

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

(p) INTEREST EXPENSE

------------------------------------------------------------------------------
                                                 2005         2004       2003
------------------------------------------------------------------------------
Long-Term Debt                                    260          182        204
------------------------------------------------------------------------------
Other                                              15           12          8
------------------------------------------------------------------------------
Total                                             275          194        212
------------------------------------------------------------------------------
  Less: Capitalized                             (178)         (51)       (43)
------------------------------------------------------------------------------
Total Interest Expense                             97          143        169
------------------------------------------------------------------------------

Capitalized interest relates to and is included as part of the cost of oil and gas and Syncrude properties. The capitalization rates are based on our weighted-average cost of borrowings.

9. ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our PP&E are as follows:

-------------------------------------------------------------------------------
                                                               2005       2004
-------------------------------------------------------------------------------
Balance at Beginning of Year                                    468        323
-------------------------------------------------------------------------------
  Obligations Assumed with Development Activities                72         12
-------------------------------------------------------------------------------
  Obligations Assumed with Business Acquisition                   -        134
-------------------------------------------------------------------------------
  Obligations Discharged with Disposed Properties              (37)        (4)
-------------------------------------------------------------------------------
  Expenditures Made on Asset Retirements                       (34)       (31)
-------------------------------------------------------------------------------
  Accretion                                                      26         17
-------------------------------------------------------------------------------
  Revisions to Estimates                                        138         24
-------------------------------------------------------------------------------
  Effects of Foreign Exchange                                  (22)        (7)
-------------------------------------------------------------------------------
Balance at End of Year (1), (2)                                 611        468
-------------------------------------------------------------------------------
Notes:
(1) Obligations due within 12 months of $21 million (2004--$47 million) have been included in accounts payable and accrued liabilities. Obligations related to discontinued operations of $22 million have been included with liabilities of discontinued operations at December 31, 2004.

(2) Obligations relating to our oil and gas activities amount to $564 million (2004--$422 million) and obligations relating to our chemicals business amount to $47 million (2004--$46 million).

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

10. DEFERRED CHARGES AND OTHER ASSETS

-------------------------------------------------------------------------------
                                                              2005        2004
-------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 7d)             232          91
-------------------------------------------------------------------------------
Deferred Financing Costs                                        63          67
-------------------------------------------------------------------------------
Asset Retirement Remediation Fund (Note 9)                      14           -
-------------------------------------------------------------------------------
Crude Oil Put Options (Note 7)                                   4         200
-------------------------------------------------------------------------------
Defined Benefit Pension Plan Asset (Note 16)                     -          13
-------------------------------------------------------------------------------
Other                                                           85          58
-------------------------------------------------------------------------------
Total                                                          398         429
-------------------------------------------------------------------------------


11. DEFERRED CREDITS AND OTHER LIABILITIES

-------------------------------------------------------------------------------
                                                              2005        2004
-------------------------------------------------------------------------------
Fixed-Price Natural Gas Contracts (Note 7b)                    128           -
-------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 7d)             124          46
-------------------------------------------------------------------------------
Deferred Transportation                                         87          33
-------------------------------------------------------------------------------
Stock-Based Compensation Liability                              53           -
-------------------------------------------------------------------------------
Defined Benefit Pension Obligation (Note 16)                    39          32
-------------------------------------------------------------------------------
Other                                                           48          31
-------------------------------------------------------------------------------
Total                                                          479         142
-------------------------------------------------------------------------------


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

(b) ISSUED COMMON SHARES AND DIVIDENDS

-------------------------------------------------------------------------------
 (thousands of shares)                             2005       2004        2003
-------------------------------------------------------------------------------
Beginning of Year                               258,399    251,212     245,932
-------------------------------------------------------------------------------
Issue of Common Shares for Cash
-------------------------------------------------------------------------------
  Exercise of Stock Options                       1,823      5,902       3,928
-------------------------------------------------------------------------------
  Dividend Reinvestment Plan                        605        895         952
-------------------------------------------------------------------------------
  Employee Flow-through Shares                      314        390         400
-------------------------------------------------------------------------------
End of Year                                     261,141    258,399     251,212
-------------------------------------------------------------------------------
Dividends Declared per Common Share ($/share)      0.20       0.20      0.1625
-------------------------------------------------------------------------------
Cash Consideration (Cdn$ millions)
-------------------------------------------------------------------------------
  Exercise of Stock Options                          29         93          50
-------------------------------------------------------------------------------
  Dividend Reinvestment Plan                         20         21          15
-------------------------------------------------------------------------------
  Employee Flow-through Shares                        9         10           8
-------------------------------------------------------------------------------
                                                     58        124          73
-------------------------------------------------------------------------------

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

We have granted options to purchase common shares to directors, officers and employees. Each option permits the holder to purchase one Nexen common share at the stated exercise price. Options granted prior to February 2001 vest over four years and are exercisable on a cumulative basis over 10 years. Options granted after February 2001 vest over three years and are exercisable on a cumulative basis over five years. At the time of grant, the exercise price equals the market price. The following options have been granted:

----------------------------------------------------------------------------------------------------------------------------
                                                   2005                          2004                          2003
----------------------------------------------------------------------------------------------------------------------------
                                                           Weighted                    Weighted                    Weighted
                                                            Average                     Average                     Average
                                                           Exercise                    Exercise                    Exercise
                                            Options           Price      Options          Price      Options         Price
----------------------------------------------------------------------------------------------------------------------------
                                         (thousands)     ($/options)  (thousands)    ($/options)  (thousands)   ($/options)
----------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                 16,276              20       18,406            17        18,952            15
----------------------------------------------------------------------------------------------------------------------------
Granted                                       3,392              55        4,224            25         3,753            22
----------------------------------------------------------------------------------------------------------------------------
  Exercised for Stock                       (1,823)              16       (5,902)           15        (3,927)            14
----------------------------------------------------------------------------------------------------------------------------
  Surrendered for Cash                      (2,089)              17        (289)            17             -             -
----------------------------------------------------------------------------------------------------------------------------
Forfeited                                     (441)              22        (163)            17         (372)            16
----------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                       15,315              28       16,276            20        18,406            17
----------------------------------------------------------------------------------------------------------------------------
Options Exercisable at End of Year            8,131              19        8,455            17        10,133            15
----------------------------------------------------------------------------------------------------------------------------
Common Shares Reserved for
Issuance Under the Stock
Option Plan                                  17,290                       19,172                      19,576
---------------------------------------------------------------------------------------------------------------------------

The range of exercise prices of options outstanding and exercisable at December 31, 2005 is as follows:

-------------------------------------------------------------------------------------------------------------
                                             Outstanding Options                    Exercisable Options
-------------------------------------------------------------------------------------------------------------
                                                      Weighted       Weighted
                                                       Average        Average        Weighted        Average
                                     Number of        Exercise       Years to       Number of       Exercise
                                       Options           Price         Expiry         Options          Price
-------------------------------------------------------------------------------------------------------------
                                    (thousands)     ($/options)        (years)     (thousands)    ($/options)
-------------------------------------------------------------------------------------------------------------
$5.00 to $9.99                             196               9              3             196              9
-------------------------------------------------------------------------------------------------------------
$10.00 to $14.99                         1,198              13              3           1,198             13
-------------------------------------------------------------------------------------------------------------
$15.00 to $19.99                         4,266              18              3           3,992             17
-------------------------------------------------------------------------------------------------------------
$20.00 to $24.99                         3,311              23              3           1,774             22
-------------------------------------------------------------------------------------------------------------
$25.00 to $29.99                         2,974              25              4             971             25
-------------------------------------------------------------------------------------------------------------
$30.00 to $34.99                            38              31              4               -              -
-------------------------------------------------------------------------------------------------------------
$35.00 to $39.99                             -               -              -               -              -
-------------------------------------------------------------------------------------------------------------
$40.00 to $44.99                             2              40              5               -              -
-------------------------------------------------------------------------------------------------------------
$45.00 to $49.99                            14              47              5               -              -
-------------------------------------------------------------------------------------------------------------
$50.00 to $54.99                         2,669              55              5               -              -
-------------------------------------------------------------------------------------------------------------
$55.00 to $59.99                           647              55              5               -              -
-------------------------------------------------------------------------------------------------------------
Total Options                           15,315                                          8,131
-------------------------------------------------------------------------------------------------------------

In previous periods,  we estimated the fair value of stock options issued using
the  Generalized   Black-Scholes  option  pricing  model  under  the  following assumptions:

------------------------------------------------------------------------------
                                                                         2003
------------------------------------------------------------------------------
Weighted-Average Fair Value ($/option)                                  10.10
------------------------------------------------------------------------------
Risk-Free Interest Rate (%)                                               3.6
------------------------------------------------------------------------------
Estimated Hold Period Prior to Exercise (years)                             3
------------------------------------------------------------------------------
Volatility in the Price of Nexen's Common Shares (%)                       30
------------------------------------------------------------------------------
Dividends per Common Share ($/share)                                     0.40
------------------------------------------------------------------------------

The following shows pro forma net income and earnings per common share had we applied the fair-value method to account for all stock options outstanding that were granted up to December 31, 2002. Stock options granted after that date have been expensed as general and administrative costs.

-------------------------------------------------------------------------------
                                                                          2003
-------------------------------------------------------------------------------
Fair Value of Stock Options Granted                                         25
-------------------------------------------------------------------------------
Less: Fair Value of Stock Options Expensed                                 (1)
-------------------------------------------------------------------------------
                                                                            24
-------------------------------------------------------------------------------
Net Income Attributable to Common Shareholders
-------------------------------------------------------------------------------
  As Reported                                                              578
-------------------------------------------------------------------------------
  Pro Forma                                                                554
-------------------------------------------------------------------------------
Earnings Per Common Share ($/share)
-------------------------------------------------------------------------------
  Basic as Reported                                                       2.33
-------------------------------------------------------------------------------
  Pro Forma                                                               2.24
-------------------------------------------------------------------------------
  Diluted as Reported                                                     2.31
-------------------------------------------------------------------------------
  Pro Forma                                                               2.22
-------------------------------------------------------------------------------

(d) STOCK APPRECIATION RIGHTS

Under our stock appreciation rights (StARs) plan established in 2001, employees are entitled to cash payments equal to the excess of the market price of the common shares over the exercise price of the right. The vesting period and other terms of the plan are similar to the stock option plan. The total rights granted and outstanding at any time cannot exceed 10% of Nexen's total outstanding common shares. At the time of grant, the exercise price equals the market price. The following stock appreciation rights have been granted:

-------------------------------------------------------------------------------------------------------------------------------
                                                       2005                      2004                         2003
-------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted                   Weighted                      Weighted
                                                              Average                    Average                       Average
                                                             Exercise                   Exercise                      Exercise
                                                    StARs       Price         StARs        Price          StARs          Price
-------------------------------------------------------------------------------------------------------------------------------
                                               (thousands)   ($/right)   (thousands)    ($/right)    (thousands)      ($/right)
-------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                        6,436          22         4,809           18          3,625             17
-------------------------------------------------------------------------------------------------------------------------------
Granted                                             1,443          55         2,609           25          2,033             22
-------------------------------------------------------------------------------------------------------------------------------
  Exercised for Cash                              (1,455)          19         (867)           16          (725)             16
-------------------------------------------------------------------------------------------------------------------------------
Forfeited                                           (460)          23         (115)           18          (124)             16
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                              5,964          30         6,436           22          4,809             18
-------------------------------------------------------------------------------------------------------------------------------
Rights Exercisable at End of Year                   2,426          21         2,021           17            990             17
-------------------------------------------------------------------------------------------------------------------------------

The range of exercise prices of StARs outstanding and exercisable at December 31, 2005 is as follows:


---------------------------------------------------------------------------------------------------------------
                                                  Outstanding StARs                     Exercisable StARs
---------------------------------------------------------------------------------------------------------------
                                                         Weighted        Weighted                     Weighted
                                                          Average         Average                      Average
                                       Number of         Exercise       Years  to     Number of       Exercise
                                           StARs            Price          Expiry         StARs          Price
---------------------------------------------------------------------------------------------------------------
                                     (thousands) ($/right)
(years) (thousands) ($/right)
---------------------------------------------------------------------------------------------------------------
$15.00 to                                  1,028               16               2         1,024             16
$19.99
---------------------------------------------------------------------------------------------------------------
$20.00 to
$24.99                                     1,308               22               3           737             22
---------------------------------------------------------------------------------------------------------------
$25.00 to
$29.99                                     2,193               25               4           665             25
---------------------------------------------------------------------------------------------------------------
$30.00 to
$34.99                                        18               33               4             -              -
---------------------------------------------------------------------------------------------------------------
$35.00 to
$39.99                                        15               37               5             -              -
---------------------------------------------------------------------------------------------------------------
$40.00 to
$44.99                                         9               41               5             -              -
---------------------------------------------------------------------------------------------------------------
$45.00 to
$49.99                                        39               48               5             -              -
---------------------------------------------------------------------------------------------------------------
$50.00 to
$54.99                                     1,353               55               5             -              -
---------------------------------------------------------------------------------------------------------------
$55.00 to
$59.99                                         1               55               5             -              -
---------------------------------------------------------------------------------------------------------------
Total
StARs                                      5,964                                          2,426
---------------------------------------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------------------------
 (millions of shares)                                                   2005      2004      2003
-------------------------------------------------------------------------------------------------
Weighted-Average Number of Common Shares Outstanding                   260.4     257.3     247.5
-------------------------------------------------------------------------------------------------
Shares Issuable Pursuant to Stock Options                               13.4      13.1      12.6
-------------------------------------------------------------------------------------------------
Shares to be Purchased from Proceeds of Stock Options                  (7.4)     (9.8)    (10.2)
-------------------------------------------------------------------------------------------------
Weighted-Average Number of Diluted Common Shares Outstanding           266.4     260.6     249.9
-------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------
                                                 2005               2004                             2003
-------------------------------------------------------------------------------------------------------------------------
                                               Canada     Canada  Australia     Total     Canada    Australia      Total
-------------------------------------------------------------------------------------------------------------------------
Revenues and Other Income
-------------------------------------------------------------------------------------------------------------------------
  Net Sales                                       154        232         75       307        278           64        342
-------------------------------------------------------------------------------------------------------------------------
  Marketing and Other                               -          1          -         1          -            -          -
-------------------------------------------------------------------------------------------------------------------------
  Gain on Disposition of Assets                   225          -          -         -          -            -          -
-------------------------------------------------------------------------------------------------------------------------
                                                  379        233         75       308        278           64        342
-------------------------------------------------------------------------------------------------------------------------
Expenses
-------------------------------------------------------------------------------------------------------------------------
 Operating                                         27         40         53        93         49           30         79
-------------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and          28         70          9        79        101           22        123
Impairment
-------------------------------------------------------------------------------------------------------------------------
  General and Administrative                        -          -          -         -          5            -          5
-------------------------------------------------------------------------------------------------------------------------
  Exploration Expense                               1          3          -         3          7            1          8
-------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                        323        120         13       133        116           11        127
-------------------------------------------------------------------------------------------------------------------------
  Current Income Taxes                              -          -          -         -          -           (4)        (4)
-------------------------------------------------------------------------------------------------------------------------
  Future Income Taxes                            (129)        50          -        50         58            2         60
-------------------------------------------------------------------------------------------------------------------------
Net Income                                        452         70         13        83         58           13         71
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share ($/share)
-------------------------------------------------------------------------------------------------------------------------
  Basic (Note 13)                                1.74       0.27       0.05      0.32       0.23         0.05       0.28
-------------------------------------------------------------------------------------------------------------------------
  Diluted (Note 13)                              1.70       0.27       0.05      0.32       0.23         0.05       0.28
-------------------------------------------------------------------------------------------------------------------------

Assets and liabilities on the Consolidated Balance Sheet as at December 31, 2004, include the following amounts for discontinued operations:

----------------------------------------------------------------------------------------------------------------------
                                                                                    Canada     Australia        Total
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                                                -             1            1
----------------------------------------------------------------------------------------------------------------------
Accounts Receivable                                                                     28             8           36
----------------------------------------------------------------------------------------------------------------------
Other Current Assets                                                                     -             1            1
----------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, Net                                                     440             -          440
----------------------------------------------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities                                                14            25           39
----------------------------------------------------------------------------------------------------------------------
Asset Retirement Obligations                                                            22             -           22
----------------------------------------------------------------------------------------------------------------------
Future Income Tax Liabilities                                                          108             -          108
----------------------------------------------------------------------------------------------------------------------

There were no assets and liabilities related to discontinued operations as at December 31, 2005.

15. COMMITMENTS, CONTINGENCIES AND GUARANTEES

----------------------------------------------------------------------------------------------------------------------
                                                           2006      2007      2008      2009       2010   Thereafter
----------------------------------------------------------------------------------------------------------------------
Operating Leases                                             33        33        30        29         26          121
----------------------------------------------------------------------------------------------------------------------
Transportation and Storage Commitments                      440       133        97        57         45          116
----------------------------------------------------------------------------------------------------------------------
                                                            473       166       127        86         71          237
----------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------
                                                                         2005                          2004
---------------------------------------------------------------------------------------------------------------------
                                                               Nexen     Canexus    Syncrude       Nexen    Syncrude
---------------------------------------------------------------------------------------------------------------------
Change in Projected Benefit Obligation (PBO)
---------------------------------------------------------------------------------------------------------------------
  Beginning of Year                                              217           -          91         192          79
---------------------------------------------------------------------------------------------------------------------
    Service Cost                                                  15           1           4           8           3
---------------------------------------------------------------------------------------------------------------------
    Interest Cost                                                 12           1           5          12           5
---------------------------------------------------------------------------------------------------------------------
    Plan Participants' Contributions                               3           -           1           2           -
---------------------------------------------------------------------------------------------------------------------
    Actuarial Loss/(Gain)                                         33          (2)         11          10           7
---------------------------------------------------------------------------------------------------------------------
    Benefits Paid                                                 (8)          -          (3)         (7)         (3)
---------------------------------------------------------------------------------------------------------------------
    Transfer to Canexus                                          (49)         49           -           -           -
---------------------------------------------------------------------------------------------------------------------
  End of Year (1)                                                223          49         109         217          91
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Change in Fair Value of Plan Assets
---------------------------------------------------------------------------------------------------------------------
  Beginning of Year                                              171           -          50         154          44
---------------------------------------------------------------------------------------------------------------------
    Actual Return on Plan Assets                                  18           -           6          16           5
---------------------------------------------------------------------------------------------------------------------
    Employer's Contribution                                        2           -           4           6           4
---------------------------------------------------------------------------------------------------------------------
    Plan Participants' Contributions                               3           -           1           2           -
---------------------------------------------------------------------------------------------------------------------
    Benefits Paid                                                 (8)          -          (3)         (7)         (3)
---------------------------------------------------------------------------------------------------------------------
    Transfer to Canexus                                          (40)         40           -           -           -
---------------------------------------------------------------------------------------------------------------------
  End of Year                                                    146          40          58         171          50
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Reconciliation of Funded Status
---------------------------------------------------------------------------------------------------------------------
  Funded Status (2)                                              (77)         (9)        (51)        (46)        (41)

---------------------------------------------------------------------------------------------------------------------
  Unamortized Transitional Obligation                              1           -           -           1           -
---------------------------------------------------------------------------------------------------------------------
  Unamortized Prior Service Costs                                  3           -           -           4           -
---------------------------------------------------------------------------------------------------------------------
  Unamortized Net Actuarial Loss                                  44           9          38          30          30
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Pension Liability                                                (29)          -         (13)        (11)        (11)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Pension Liability Recognized
---------------------------------------------------------------------------------------------------------------------
  Deferred Charges and Other Assets (Note 10)                      -           -           -          13           -
---------------------------------------------------------------------------------------------------------------------
  Accounts Payable and Accrued Liabilities                        (1)          -          (2)         (1)         (2)
---------------------------------------------------------------------------------------------------------------------
  Other Deferred Credits and Liabilities (Note 11)               (28)          -         (11)        (23)         (9)

---------------------------------------------------------------------------------------------------------------------
Pension Liability                                                (29)          -         (13)        (11)        (11)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
         Assumptions (%)
---------------------------------------------------------------------------------------------------------------------
       Accrued Benefit Obligation at December 31
---------------------------------------------------------------------------------------------------------------------
         Discount Rate                                          5.25        5.25        5.00         6.00       5.75
---------------------------------------------------------------------------------------------------------------------
         Long-Term Rate of Employee Compensation Increase       4.00        4.00        4.00         4.00       4.00
---------------------------------------------------------------------------------------------------------------------
       Benefit Cost for Year Ended December 31 (3)
---------------------------------------------------------------------------------------------------------------------
         Discount Rate                                          5.00        5.00        5.00         6.25       6.00
---------------------------------------------------------------------------------------------------------------------
         Long-Term Rate of Employee Compensation Increase       4.00        4.00        4.00         4.00       4.00
---------------------------------------------------------------------------------------------------------------------
         Long-Term Annual Rate of Return on Plan Assets (4)     7.00        6.50        8.50         7.00       8.50
---------------------------------------------------------------------------------------------------------------------

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

(4) The long-term annual rate of return on plan assets assumption is based on a mix of historical market returns for debt and equity securities.

NET PENSION EXPENSE RECOGNIZED UNDER OUR DEFINED BENEFIT PENSION PLANS

----------------------------------------------------------------------------------------------------------
                                                                          2005         2004          2003
----------------------------------------------------------------------------------------------------------
Nexen
----------------------------------------------------------------------------------------------------------
    Cost of Benefits Earned by Employees                                    15            8             7
----------------------------------------------------------------------------------------------------------
    Interest Cost on Benefits Earned                                        12           12            11
----------------------------------------------------------------------------------------------------------
    Actual Return on Plan Assets                                           (18)         (16)          (15)
----------------------------------------------------------------------------------------------------------
    Actuarial Losses                                                        33           10            14
----------------------------------------------------------------------------------------------------------
  Pension Expense Before Adjustments for the Long-Term Nature of
----------------------------------------------------------------------------------------------------------
    Employee Future Benefit Costs                                           42           14            17
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Expected Return                            8            5             7
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Recognized Actuarial Losses              (32)         (10)          (15)
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Recognized Past Service Costs              -            1             1
----------------------------------------------------------------------------------------------------------
  Net Pension Expense                                                       18           10            10
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Canexus
----------------------------------------------------------------------------------------------------------
    Cost of Benefits Earned by Employees                                     1            -             -
----------------------------------------------------------------------------------------------------------
    Interest Cost on Benefits Earned                                         1            -             -
----------------------------------------------------------------------------------------------------------
    Actual Return on Plan Assets                                             -            -             -
----------------------------------------------------------------------------------------------------------
    Actuarial Gains                                                         (2)           -             -
----------------------------------------------------------------------------------------------------------
  Pension Expense Before Adjustments for the Long-Term Nature of
----------------------------------------------------------------------------------------------------------
    Employee Future Benefit Costs                                            -            -             -
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Expected Return                          (1)            -             -
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Recognized Actuarial Gains                 2            -             -
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Recognized Past Service Costs              -            -             -
----------------------------------------------------------------------------------------------------------
  Net Pension Expense                                                        1            -             -
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Syncrude
----------------------------------------------------------------------------------------------------------
    Cost of Benefits Earned by Employees                                     4            3             3
----------------------------------------------------------------------------------------------------------
    Interest Cost on Benefits Earned                                         5            5             4
----------------------------------------------------------------------------------------------------------
    Actual Return on Plan Assets                                            (6)          (5)           (7)
----------------------------------------------------------------------------------------------------------
    Actuarial Losses                                                        11            7             6
----------------------------------------------------------------------------------------------------------
  Pension Expense Before Adjustments for the Long-Term Nature of
----------------------------------------------------------------------------------------------------------
    Employee Future Benefit Costs                                           14           10             6
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Expected Return                            2            1             4
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Recognized Actuarial Losses               (8)          (6)           (5)
----------------------------------------------------------------------------------------------------------
    Difference Between Actual and Recognized Past Service Costs              -            -             -
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
  Net Pension Expense                                                        8            5             5
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Total Net Pension Expense                                                   27           15            15
----------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------
                                                                Expected
(%)                                                                 2006          2005          2004
-----------------------------------------------------------------------------------------------------
Nexen
-----------------------------------------------------------------------------------------------------
  Equity Securities                                                   60            60            60
-----------------------------------------------------------------------------------------------------
  Debt Securities                                                     40            40            40
-----------------------------------------------------------------------------------------------------
  Real Estate                                                          -             -             -
-----------------------------------------------------------------------------------------------------
  Other                                                                -             -             -
-----------------------------------------------------------------------------------------------------
Total                                                                100           100           100
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Canexus
-----------------------------------------------------------------------------------------------------
  Equity Securities                                                   60            60             -
-----------------------------------------------------------------------------------------------------
  Debt Securities                                                     40            40             -
-----------------------------------------------------------------------------------------------------
  Real Estate                                                          -             -             -
-----------------------------------------------------------------------------------------------------
  Other                                                                -             -             -
-----------------------------------------------------------------------------------------------------
Total                                                                100           100             -
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Syncrude
-----------------------------------------------------------------------------------------------------
  Equity Securities                                                   70            70            70
-----------------------------------------------------------------------------------------------------
  Debt Securities                                                     30            30            30
-----------------------------------------------------------------------------------------------------
  Real Estate                                                          -             -             -
-----------------------------------------------------------------------------------------------------
  Other                                                                -             -             -
-----------------------------------------------------------------------------------------------------
Total                                                                100           100           100
-----------------------------------------------------------------------------------------------------

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

(e) EMPLOYER FUNDING CONTRIBUTIONS AND BENEFIT PAYMENTS

Canadian regulators have prescribed funding requirements for our defined benefit plans. Our funding contributions over the last three years have met these requirements and also included additional discretionary contributions permitted by law. For our defined contribution plans, we always match the employee contribution, and no further obligation exists. Our funding contributions for the defined benefit plans are:

-------------------------------------------------------------------------------------------------------
                                                                 Expected
                                                                     2006           2005          2004
-------------------------------------------------------------------------------------------------------
Defined Benefit Contributions
-------------------------------------------------------------------------------------------------------
  Nexen                                                                18              2             6
-------------------------------------------------------------------------------------------------------
  Canexus                                                               2              -             -
-------------------------------------------------------------------------------------------------------
  Syncrude                                                              5              4             4
-------------------------------------------------------------------------------------------------------
Total Funding Contributions                                            25              6            10
-------------------------------------------------------------------------------------------------------

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

Our total benefit payments in 2005 were $8 million for Nexen (2004--$7 million) and nil for Canexus (2004--nil). Our share of Syncrude's total benefit payments in 2005 was $3 million (2004--$3 million). Our estimated future payments are as follows:

--------------------------------------------------------------------------------------------------------------
                                  Define Benefit                                     Other
--------------------------------------------------------------------------------------------------------------
                           Nexen          Canexus       Syncrude         Nexen        Canexus        Syncrude
--------------------------------------------------------------------------------------------------------------
2006                           8                -              3             1              -               -
--------------------------------------------------------------------------------------------------------------
2007                           9                1              3             1              -               -
--------------------------------------------------------------------------------------------------------------
2008                           9                1              4             2              -               -
--------------------------------------------------------------------------------------------------------------
2009                          10                1              4             2              -               -
--------------------------------------------------------------------------------------------------------------
2010                          11                1              4             2              -               -
--------------------------------------------------------------------------------------------------------------
2011-2015                     66               13             28            14              -               2
--------------------------------------------------------------------------------------------------------------

17. MARKETING AND OTHER

-------------------------------------------------------------------------------------------------------------
                                                                          2005          2004            2003
-------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                                     847           608             568
-------------------------------------------------------------------------------------------------------------
Change in Fair Value of Crude Oil Put Options                            (196)            56               -
-------------------------------------------------------------------------------------------------------------
Interest                                                                    29            12               9
-------------------------------------------------------------------------------------------------------------
Foreign Exchange Gains (Losses)                                           (19)          (13)               6
-------------------------------------------------------------------------------------------------------------
Gains on Disposition of Assets (1)                                           4            24               -
-------------------------------------------------------------------------------------------------------------
Other (2)                                                                   37            26              27
-------------------------------------------------------------------------------------------------------------
Total Marketing and Other                                                  702           713             610
-------------------------------------------------------------------------------------------------------------

Notes:
(1) In 2005, gains on disposition of assets resulted from the sale of minor oil and gas assets by our Nigeria oil and gas business (2004--sale of minor oil and gas assets by our Canadian oil and gas business).

(2) In 2005, other includes $2 million (2004--$10 million) of business interruption proceeds received from our insurers. The proceeds result from damage sustained in the Gulf of Mexico during tropical storm Isidore and Hurricane Lili in the third and fourth quarters of 2002.

18. INCOME TAXES

(a) TEMPORARY DIFFERENCES

---------------------------------------------------------------------------------------------------------------------
                                                             2005                                2004
---------------------------------------------------------------------------------------------------------------------
                                                 Future Income      Future Income    Future Income     Future Income
                                                           Tax                Tax              Tax               Tax
                                                        Assets        Liabilities           Assets       Liabilities
---------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, Net                          31              1,785               31             1,852
---------------------------------------------------------------------------------------------------------------------
Tax Losses Carried Forward                                 370                  -              277                 -
---------------------------------------------------------------------------------------------------------------------
Deferred Income                                              -                175                -               171
---------------------------------------------------------------------------------------------------------------------
Recoverable Taxes                                            9                  -               25                 -
---------------------------------------------------------------------------------------------------------------------
Total                                                      410              1,960              333             2,023
---------------------------------------------------------------------------------------------------------------------

(b) CANADIAN AND FOREIGN INCOME TAXES

---------------------------------------------------------------------------------------------------------------------
                                                                                    2005           2004         2003
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes
---------------------------------------------------------------------------------------------------------------------
  Canadian                                                                          (387)            24         (352)
---------------------------------------------------------------------------------------------------------------------
  Foreign                                                                          1,334          1,003          956
---------------------------------------------------------------------------------------------------------------------
                                                                                     947          1,027          604
---------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes
---------------------------------------------------------------------------------------------------------------------

Current
---------------------------------------------------------------------------------------------------------------------
    Canadian                                                                           1              6            5
---------------------------------------------------------------------------------------------------------------------
    Foreign                                                                          338            242          209
---------------------------------------------------------------------------------------------------------------------
                                                                                     339            248          214
---------------------------------------------------------------------------------------------------------------------

Future
---------------------------------------------------------------------------------------------------------------------
    Canadian                                                                        (203)            (3)        (180)
---------------------------------------------------------------------------------------------------------------------
    Foreign                                                                          103             72           63
---------------------------------------------------------------------------------------------------------------------
                                                                                    (100)            69         (117)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Total Provision for Income Taxes                                                     239            317           97
---------------------------------------------------------------------------------------------------------------------

The Canadian and foreign components of the provision for income taxes are based on the jurisdiction in which income is taxed. Foreign taxes relate mainly to Yemen, Colombia and the United States and include Yemen cash taxes of $296 million (2004--$227 million; 2003--$201 million).

(c) RECONCILIATION OF EFFECTIVE TAX RATE TO THE CANADIAN FEDERAL TAX RATE

--------------------------------------------------------------------------------------------------------------------
                                                                                    2005         2004          2003
--------------------------------------------------------------------------------------------------------------------
Income before Income Taxes From Continuing Operations                                947        1,027           604
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes Computed at the Canadian Statutory Rate                   324          354           224
--------------------------------------------------------------------------------------------------------------------
Add (Deduct) the Tax Effect of:
--------------------------------------------------------------------------------------------------------------------
  Royalties and Rentals to Provincial Governments                                     24           20            20
--------------------------------------------------------------------------------------------------------------------
  Resource Allowance and Provincial Tax Rebates                                      (24)         (29)          (35)
--------------------------------------------------------------------------------------------------------------------
  Lower Tax Rates on Foreign Operations                                              (40)         (22)          (48)
--------------------------------------------------------------------------------------------------------------------
  Additional Canadian Tax on Canadian Resource Income                                  6            7             8
--------------------------------------------------------------------------------------------------------------------
  Lower Tax Rates on Capital Gains                                                   (54)            -             -
--------------------------------------------------------------------------------------------------------------------
  Federal and Provincial Capital Tax                                                   5            6             4
--------------------------------------------------------------------------------------------------------------------
  Revaluation of Future Income Tax Liabilities for Reductions in Statutory Rates       -          (15)          (76)
--------------------------------------------------------------------------------------------------------------------
Other                                                                                 (2)          (4)            -
--------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes                                                           239          317            97
--------------------------------------------------------------------------------------------------------------------

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

19. CASH FLOWS

(a) CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH
----------------------------------------------------------------------------------------------
                                                                    2005      2004       2003
----------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment               1,052       674        914
----------------------------------------------------------------------------------------------
Stock Based Compensation                                             411        74          4
----------------------------------------------------------------------------------------------
Gains on Disposition of Assets                                       (4)       (24)         -
----------------------------------------------------------------------------------------------
Future Income Taxes                                                 (100)       69       (117)
----------------------------------------------------------------------------------------------
Change in Fair Value of Crude Oil Put Options                        196       (56)         -
----------------------------------------------------------------------------------------------
Non-Cash Items included in Discontinued Operations                  (325)      132        191
----------------------------------------------------------------------------------------------
Unamortized Issue Costs on Preferred Securities Redemption             -        11         28
----------------------------------------------------------------------------------------------
Gain on Dilution of Interest in Chemicals Business                  (193)        -          -
----------------------------------------------------------------------------------------------
Net Income Attributable to Non-Controlling Interests                   8         -          -
----------------------------------------------------------------------------------------------
Other                                                                 24        26          4
----------------------------------------------------------------------------------------------
Total                                                              1,069       906      1,024
----------------------------------------------------------------------------------------------

(B) CHANGES IN NON-CASH WORKING CAPITAL
-----------------------------------------------------------------------------------------------
                                                                    2005       2004      2003
-----------------------------------------------------------------------------------------------
Accounts Receivable                                               (1,078)     (454)      (488)
-----------------------------------------------------------------------------------------------
Inventories and Supplies                                            (163)     (106)       (45)
-----------------------------------------------------------------------------------------------
Other Current Assets                                                 (10)       44        (59)
-----------------------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities                             982       650        242
-----------------------------------------------------------------------------------------------
Other                                                                 20       (12)        12
-----------------------------------------------------------------------------------------------
Total                                                               (249)      122       (338)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Relating to:
-----------------------------------------------------------------------------------------------
  Operating Activities                                              (195)     (122)      (320)
-----------------------------------------------------------------------------------------------
  Investing Activities                                               (54)      244        (18)
-----------------------------------------------------------------------------------------------
Total                                                               (249)      122       (338)
-----------------------------------------------------------------------------------------------

(C) OTHER CASH FLOW INFORMATION
-----------------------------------------------------------------------------------------------
                                                                    2005      2004       2003
-----------------------------------------------------------------------------------------------
Interest Paid                                                        237       190        197
-----------------------------------------------------------------------------------------------
Income Taxes Paid                                                    325       249        211
-----------------------------------------------------------------------------------------------

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

2005 OPERATING AND GEOGRAPHIC SEGMENTS

--------------------------------------------------------------------------------------------------------------------------------
                                                Oil and Gas                          Syncrude(1)  Chemicals  Corporate    Total
                                                                                                             and Other
--------------------------------------------------------------------------------------------------------------------------------
(Cdn$                                                              Other
millions)                  Yemen      Canada(2)  US      UK    Countries(3)  Marketing
--------------------------------------------------------------------------------------------------------------------------------
Net Sales (4)              1,377         455    792     366          119         28          397        398(5)       -    3,932
--------------------------------------------------------------------------------------------------------------------------------
Marketing and
Other                          8           3      2      16            4        847            -         15       (193)(6)  702
--------------------------------------------------------------------------------------------------------------------------------
Gain on Dilution of
Interest in Chemicals
Business                       -           -      -       -            -          -            -        193          -      193
--------------------------------------------------------------------------------------------------------------------------------
                           1,385         458    794     382          123        875          397        606      (193)    4,827
--------------------------------------------------------------------------------------------------------------------------------
Less: Expenses
--------------------------------------------------------------------------------------------------------------------------------
Operating                    150         121     96      95           12         30          152        237          -      893
--------------------------------------------------------------------------------------------------------------------------------
  Depreciation,
  Depletion,
  Amortization and
  Impairment                 354         140    234     210           13         11           17         51(7)      22    1,052
--------------------------------------------------------------------------------------------------------------------------------
  Transportation and
  Other                        6          23      1       -            2        641           21         40         62      796
--------------------------------------------------------------------------------------------------------------------------------
  General and
  Administrative(8)           42         105     84       8           97         89            1         45        321      792
--------------------------------------------------------------------------------------------------------------------------------
Exploration                   12          23    100      51           64(9)       -            -          -          -      250
--------------------------------------------------------------------------------------------------------------------------------
Interest                       -           -      -       -            -          -            -          3         94       97
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from
Continuing Operations
before Income
Taxes                        821          46    279      18         (65)        104          206        230       (692)     947
--------------------------------------------------------------------------------------------------------------------------------
Less: Provision for
(Recovery
 of) Income Taxes (10)       285          14     99       7         (12)         41           60         15       (270)     239
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from
Continuing Operations        536          32    180      11         (53)         63          146        215       (422)     708
--------------------------------------------------------------------------------------------------------------------------------
Less:
Non-Controlling
Interests                      -           -      -       -            -          -            -          8          -        8
--------------------------------------------------------------------------------------------------------------------------------
Add: Net Income from
Discontinued
Operations                     -         452      -       -            -          -            -          -          -      452
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)            536         484    180      11          (53)        63          146        207       (422)   1,152
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Identifiable
Assets                       635       2,449  1,433   4,775          183      3,165(11)    1,135        482        333   14,590
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures
--------------------------------------------------------------------------------------------------------------------------------
  Development and
  Other                      236         947    148     566           14         16          197         14         24    2,162
--------------------------------------------------------------------------------------------------------------------------------
  Exploration                 41          90    211      59           55          -            -          -          -      456
--------------------------------------------------------------------------------------------------------------------------------
  Proved Property
  Acquisitions                 -          17      3       -            -          -            -          -          -       20
--------------------------------------------------------------------------------------------------------------------------------
Total Capital
Expenditures                 277       1,054    362     625           69         16          197         14         24    2,638
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
--------------------------------------------------------------------------------------------------------------------------------
  Cost                     2,243       3,631  2,437   4,013          249        177        1,240        827        245   15,062
--------------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A   1,841       1,311  1,159     216          119         72          171        456        123    5,468
--------------------------------------------------------------------------------------------------------------------------------
Net Book Value(4)            402       2,320  1,278   3,797          130        105        1,069        371        122    9,594
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Goodwill
--------------------------------------------------------------------------------------------------------------------------------
  Cost                         -           -      -     325            -         63            -          -          -      388
--------------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A       -           -      -       -            -         24            -          -          -       24
--------------------------------------------------------------------------------------------------------------------------------
Net Book Value                 -           -      -     325            -         39            -          -          -      364
--------------------------------------------------------------------------------------------------------------------------------

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. PP&E at December 31, 2005 includes mineral rights of $6 million.

(2) During the third quarter of 2005, we concluded the sale of certain Canadian conventional oil and gas properties. The results of these properties are shown as discontinued operations (see Note 14).

(3) Includes results of operations from producing activities in Nigeria and Colombia.

(4)  Net sales made from all segments originating in Canada:       1,014
       PP&E located in Canada:                                     3,899

(5)  Net sales for our chemicals operations include:
       Canada                                                        132
       United States                                                 198
       Brazil                                                         68
                                                                     ---
       Total                                                         398

(6) Includes interest income of $29 million, foreign exchange losses of $19 million, decrease in the fair value of crude oil put options of $196 million and decrease in the fair value of foreign currency call options of $7 million.

(7) Includes impairment charge of $12 million related to the closure of our sodium chlorate plant in Amherstburg, Ontario.

(8)  Includes stock-based compensation expense of $490 million.

(9)  Includes  exploration  activities  primarily  in  Nigeria,   Colombia  and
     Equatorial Guinea.

(10) The provision for (recovery of) income taxes for foreign locations is based on in-country taxes on foreign income. For oil and gas locations with no operating activities, the provision is based on the tax jurisdiction of the entity performing the activity.

(11) Approximately  86%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

2004 OPERATING AND GEOGRAPHIC SEGMENTS

--------------------------------------------------------------------------------------------------------------------------------
                                                Oil and Gas                          Syncrude(1)  Chemicals  Corporate    Total
                                                                                                             and Other
--------------------------------------------------------------------------------------------------------------------------------
(Cdn$                                                              Other
millions)                  Yemen      Canada(2)  US      UK    Countries(3)  Marketing
--------------------------------------------------------------------------------------------------------------------------------
Net Sales (4)                921         390    811      36          73         14          321        378(5)          -    2,944
--------------------------------------------------------------------------------------------------------------------------------
Marketing and Other            5          27     11       -           2        608            -          5         55(6)   713
--------------------------------------------------------------------------------------------------------------------------------
                             826         417    822      36          75        622          321        383         55    3,657
--------------------------------------------------------------------------------------------------------------------------------
Less: Expenses
--------------------------------------------------------------------------------------------------------------------------------
Operating                    109         116    106       6           7         16          125        237          -      722
--------------------------------------------------------------------------------------------------------------------------------
Depreciation,
   Depletion,
   Amortization and
   Impairment                169         128    258      18          18         10           18         37         18      674
--------------------------------------------------------------------------------------------------------------------------------
Transportation and Other       5          15      -       -           -        451           12         41         25      549
--------------------------------------------------------------------------------------------------------------------------------
General and Administrative     4          42     30       -          47         58            1         28         89      299
--------------------------------------------------------------------------------------------------------------------------------
Exploration                    2          18    138       3          82(7)       -            -          -          -      243
--------------------------------------------------------------------------------------------------------------------------------
Interest                       -           -      -       -           -          -            -          -        143      143
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from
Continuing Operations
before Income Taxes          637          98    290       9        (79)         87          165         40       (220)   1,027
--------------------------------------------------------------------------------------------------------------------------------
Less: Provision for
(Recovery of) Income
Taxes (10)                   222          28    104       4           1         28           47         13       (130)     317
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from
Continuing Operations        415          70    186       5        (80)         59          118         27        (90)     710
--------------------------------------------------------------------------------------------------------------------------------
Add: Net Income from
Discontinued Operations        -          70      -       -          13          -            -          -          -       83
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)            415         140    186       5        (67)         59          118         27        (90)     793
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Identifiable
Assets                       564       1,979  1,359   4,446         218      2,030(10)      912        497        378   12,383
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures
--------------------------------------------------------------------------------------------------------------------------------
  Development and
  Other                      267         491    267      53          24          4          214         58         33    1,411
--------------------------------------------------------------------------------------------------------------------------------
  Exploration                 19          46    133       4          64          -            -          -          -      266
--------------------------------------------------------------------------------------------------------------------------------
  Proved Property
  Acquisitions                 -           4      -       -           -          -            -          -          -        4
--------------------------------------------------------------------------------------------------------------------------------
Total Capital
Expenditures                 286         541    400      57          88          4          214         58         33    1,681
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
--------------------------------------------------------------------------------------------------------------------------------
  Cost                     2,038       2,603  2,249   3,499         535        157        1,030        815        201   13,127
--------------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A   1,550       1,195  1,037      16         408         64          155        409         90    4,924
--------------------------------------------------------------------------------------------------------------------------------
Net Book Value(4)            488       1,408  1,212   3,483         127         93          875        406        111    8,203
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Goodwill
--------------------------------------------------------------------------------------------------------------------------------
  Cost                         -           -      -     339           -         60            -          -          -      399
--------------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A       -           -      -       -           -         24            -          -          -       24
--------------------------------------------------------------------------------------------------------------------------------
Net Book Value                 -           -      -     339           -         36            -          -          -      375
--------------------------------------------------------------------------------------------------------------------------------

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. PP&E at December 31, 2004 includes mineral rights of $6 million.

(2)  On December 1, 2004 we acquired EnCana (UK) Limited (see Note 3).

(3) Includes results of operations from producing activities in Nigeria, Colombia, and Australia.

(4)  Net sales made from all segments originating in Canada:     1,242
     PP&E located in Canada:                                     3,198

(5)  Net sales for our chemicals operations include:
       Canada                                                      135
       United States                                               184
       Brazil                                                       59
                                                                   ---
       Total                                                       378

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

(10) Approximately  81%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

(11) Excludes PP&E costs of $860 million and accumulated DD&A of $420 million relating to the Canadian properties disposed of during 2005 (see Note 14).

2003 OPERATING AND GEOGRAPHIC SEGMENTS

---------------------------------------------------------------------------------------------------------------------------
                                                Oil and Gas                     Syncrude(1)  Chemicals  Corporate  Total
                                                                                                        and Other
---------------------------------------------------------------------------------------------------------------------------
(Cdn$                                                     Other
millions)                  Yemen      Canada(2)    US   Countries(3)  Marketing
--------------------------------------------------------------------------------------------------------------------------
Net Sales (4)                827         397       707      65           21         240        375(5)      -       2,632
--------------------------------------------------------------------------------------------------------------------------
Marketing and Other            6           5        14       -          568           -          2        15(6)      610
--------------------------------------------------------------------------------------------------------------------------
                             833         402       721      65          589         240        377        15       3,242
--------------------------------------------------------------------------------------------------------------------------
Less: Expenses
--------------------------------------------------------------------------------------------------------------------------
Operating                     92         110        86      15           22         123        240         -         688
--------------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion,
  Amortization and
  Impairment                 168         409(7)    207      38           15          14         46        17         914
--------------------------------------------------------------------------------------------------------------------------
Transportation and Other       5           4         -       -          398          11         42        29         489
--------------------------------------------------------------------------------------------------------------------------
General and Administrative     5          22        13      20           43           1         21        60         185
--------------------------------------------------------------------------------------------------------------------------
Exploration                   17          28        89      59(8)         -           -          -         -         193
--------------------------------------------------------------------------------------------------------------------------
Interest                       -           -         -       -            -           -          -       169         169
--------------------------------------------------------------------------------------------------------------------------
Income (Loss) from
Continuing Operations
before Income Taxes          546       (171)       326     (67)         111          91         28      (260)        604
--------------------------------------------------------------------------------------------------------------------------
Less: Provision for
(Recovery of) Income
Taxes (9)                    191       (140)       115      (1)          39          25         10      (142)         97
--------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from
Continuing Operations        355        (31)       211     (66)          72          66         18      (118)         507
--------------------------------------------------------------------------------------------------------------------------
Add: Net Income from
  Discontinued Operations      -         58(10)      -      13(11)        -           -          -         -          71
--------------------------------------------------------------------------------------------------------------------------
Net Income
(Loss)                       355          27       211     (53)          72          66         18      (118)        578
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Identifiable Assets          574       2,176     1,446     197        1,518(12)     719        475       612       7,717
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Capital Expenditures
--------------------------------------------------------------------------------------------------------------------------
  Development and
  Other                      219         259       249      25            1         195         24        29       1,001
--------------------------------------------------------------------------------------------------------------------------
  Exploration                 34          51       147      97            -           -          -         -         329
--------------------------------------------------------------------------------------------------------------------------
  Proved Property
  Acquisitions                -           -        164(13)   -            -           -          -         -         164
--------------------------------------------------------------------------------------------------------------------------
Total Capital
Expenditures                 253         310       560     122            1         195         24        29       1,494
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
--------------------------------------------------------------------------------------------------------------------------
  Cost                     1,898       2,169     2,153     534          158         821        774       168       8,675
--------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A   1,497       1,106       887     410           57         114        381        71       4,553
--------------------------------------------------------------------------------------------------------------------------
Net Book Value (4)           401       1,063(14) 1,266     124          101         677        393        97       4,122
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Goodwill
--------------------------------------------------------------------------------------------------------------------------
  Cost                         -           -         -       -           60           -          -         -          60
--------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A       -           -         -       -           24           -          -         -          24
--------------------------------------------------------------------------------------------------------------------------
Net Book Value                 -           -         -       -           36           -          -         -          36
--------------------------------------------------------------------------------------------------------------------------

Notes:
(1) Syncrude is considered a mining operation for US reporting purposes. PP&E at December 31, 2003 includes mineral rights of $6 million.

(2) Includes results of operations from producing activities in Nigeria, Colombia and Australia.

(3) Includes results of operations from a natural gas-fired generating facility in Alberta.

(4)  Net sales made from all segments originating in Canada:   1,218
     PP&E located in Canada:                                   2,566

(5)  Net sales for our chemicals operations include:
       Canada                                                    142
       United States                                             179
       Brazil                                                     54
                                                                 ---
       Total                                                     375

(6) Includes interest income of $9 million and foreign exchange gains of $6 million.

(7)  Includes impairment charge of $269 million (see Note 6).

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

(14) Excludes PP&E costs of $782 million and accumulated DD&A of $354 million relating to the Canadian properties disposed of during 2005 (see Note 14).

21.  DIFFERENCES   BETWEEN  CANADIAN  AND  US  GENERALLY  ACCEPTED   ACCOUNTING
     PRINCIPLES

The Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. US GAAP Consolidated Financial Statements and summaries of differences from Canadian GAAP are as follows:

CONSOLIDATED  STATEMENT OF INCOME--US  GAAP FOR THE THREE YEARS ENDED  DECEMBER
31, 2005

-------------------------------------------------------------------------------------------------------------------
 (Cdn$ millions, except per share amounts)                                         2005          2004         2003
-------------------------------------------------------------------------------------------------------------------
Revenues and Other Income
-------------------------------------------------------------------------------------------------------------------
  Net Sales                                                                       3,932         2,944        2,632
-------------------------------------------------------------------------------------------------------------------
  Marketing and Other (ii); (ix); (x)                                               687           696          623
-------------------------------------------------------------------------------------------------------------------
  Gain on Dilution of Interest in Chemicals Business                                193             -            -
-------------------------------------------------------------------------------------------------------------------
                                                                                  4,812         3,640        3,255
-------------------------------------------------------------------------------------------------------------------
Expenses
-------------------------------------------------------------------------------------------------------------------
  Operating (iv)                                                                    903           731          694
-------------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and Impairment (i)                        1,081           716        1,027
-------------------------------------------------------------------------------------------------------------------
  Transportation and Other (ix)                                                     792           524          489
-------------------------------------------------------------------------------------------------------------------
  General and Administrative (viii)                                                 792           263          185
-------------------------------------------------------------------------------------------------------------------
Exploration                                                                         250           243          193
-------------------------------------------------------------------------------------------------------------------
Interest                                                                             97           143          169
-------------------------------------------------------------------------------------------------------------------
                                                                                  3,915         2,620        2,757
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes                               897         1,020          498
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes
-------------------------------------------------------------------------------------------------------------------
Current                                                                             339           248          214
-------------------------------------------------------------------------------------------------------------------
  Deferred (i) - (x)                                                               (108)           67         (135)
-------------------------------------------------------------------------------------------------------------------
                                                                                    231           315           79
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations before Non-Controlling Interests              666           705          419
-------------------------------------------------------------------------------------------------------------------
  Net Income Attributable to Non-Controlling Interests                                8             -            -
-------------------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations before Cumulative Effect of Changes in
-------------------------------------------------------------------------------------------------------------------
  Accounting                                                                        658           705          419
Principles
-------------------------------------------------------------------------------------------------------------------
  Net Income from Discontinued Operations (i)                                       452            83           49
-------------------------------------------------------------------------------------------------------------------
  Cumulative Effect of Changes in Accounting Principles,
-------------------------------------------------------------------------------------------------------------------
    Net of Income Taxes (vii); (x)                                                    -             -          (48)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Net Income--US GAAP (1)                                                           1,110           788          420
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share ($/share)
-------------------------------------------------------------------------------------------------------------------
  Basic (Note 13)
-------------------------------------------------------------------------------------------------------------------
    Net Income from Continuing Operations                                          2.52          2.74         1.69
-------------------------------------------------------------------------------------------------------------------
    Net Income from Discontinued Operations                                        1.74          0.32         0.20
-------------------------------------------------------------------------------------------------------------------
    Cumulative Effect of Changes in Accounting Principles                             -             -        (0.19)
-------------------------------------------------------------------------------------------------------------------
                                                                                   4.26          3.06         1.70
-------------------------------------------------------------------------------------------------------------------
  Diluted (Note 13)
-------------------------------------------------------------------------------------------------------------------
    Net Income from Continuing Operations                                          2.47          2.71         1.68
-------------------------------------------------------------------------------------------------------------------
    Net Income from Discontinued Operations                                        1.70          0.32         0.19
-------------------------------------------------------------------------------------------------------------------
    Cumulative Effect of Changes in Accounting Principles                             -             -        (0.19)
-------------------------------------------------------------------------------------------------------------------
                                                                                   4.17          3.03         1.68
-------------------------------------------------------------------------------------------------------------------

Note:
1    Reconciliation of Canadian and US GAAP Net Income
-------------------------------------------------------------------------------------------------------------------
                                                                                   2005          2004         2003
-------------------------------------------------------------------------------------------------------------------
     Net Income--Canadian GAAP                                                    1,152           793          578
-------------------------------------------------------------------------------------------------------------------
       Impact of US Principles, Net of Income Taxes:
-------------------------------------------------------------------------------------------------------------------
       Fair Value of Preferred Securities (x)                                         -             4            7
-------------------------------------------------------------------------------------------------------------------
       Depreciation, Depletion, Amortization and Impairment (i); (vii)              (29)          (42)         (92)
-------------------------------------------------------------------------------------------------------------------
       Stock Based Compensation Included in Retained Earnings (viii)                  -            36            -
-------------------------------------------------------------------------------------------------------------------
       Loss on Disposition (i)                                                        -             -          (22)
-------------------------------------------------------------------------------------------------------------------
       Other (ii); (iv)                                                             (13)           (3)          (3)
-------------------------------------------------------------------------------------------------------------------
       Cumulative Effect of Changes in Accounting Principles (vii); (x)               -             -          (48)
-------------------------------------------------------------------------------------------------------------------
     Net Income--US GAAP                                                          1,110           788          420
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET--US GAAP

------------------------------------------------------------------------------------------------------------------
 (Cdn$ millions, except share amounts)                                     December 31, 2005    December 31, 2004
------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------
  Current Assets
------------------------------------------------------------------------------------------------------------------
    Cash and Cash Equivalents                                                             48                   73
------------------------------------------------------------------------------------------------------------------
    Restricted Cash                                                                       70                    -
------------------------------------------------------------------------------------------------------------------
    Accounts Receivable (ii)                                                           3,151                2,106
------------------------------------------------------------------------------------------------------------------
    Inventories and Supplies                                                             504                  351
------------------------------------------------------------------------------------------------------------------
    Assets of Discontinued Operations                                                      -                   38
------------------------------------------------------------------------------------------------------------------
                                                                                          51                   41
Other
------------------------------------------------------------------------------------------------------------------
      Total Current Assets                                                             3,824                2,609
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
------------------------------------------------------------------------------------------------------------------
  Net of Accumulated Depreciation, Depletion, Amortization and
------------------------------------------------------------------------------------------------------------------
    Impairment of $5,861 (December 31, 2004--$5,290) (i); (iv); (vii)                  9,550                8,198
------------------------------------------------------------------------------------------------------------------
Goodwill                                                                                 364                  375
------------------------------------------------------------------------------------------------------------------
  Deferred Income Tax Assets                                                             410                  333
------------------------------------------------------------------------------------------------------------------
  Deferred Charges and Other Assets (v)                                                  345                  384
------------------------------------------------------------------------------------------------------------------
  Assets of Discontinued Operations                                                        -                  440
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          14,493               12,339
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
  Current Liabilities
------------------------------------------------------------------------------------------------------------------
    Short-Term Borrowings                                                                  -                  100
------------------------------------------------------------------------------------------------------------------
    Accounts Payable and Accrued Liabilities (ii)                                      3,745                2,377
------------------------------------------------------------------------------------------------------------------
    Accrued Interest Payable                                                              55                   34
------------------------------------------------------------------------------------------------------------------
    Dividends Payable                                                                     13                   13
------------------------------------------------------------------------------------------------------------------
    Liabilities of Discontinued Operations                                                 -                   39
------------------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                                        3,813                2,563
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
  Long-Term Debt (v)                                                                   3,630                4,214
------------------------------------------------------------------------------------------------------------------
  Deferred Income Tax Liabilities (i) - (x)                                            1,906                1,993
------------------------------------------------------------------------------------------------------------------
  Asset Retirement Obligations (vii)                                                     590                  399
------------------------------------------------------------------------------------------------------------------
  Deferred Credits and Other Liabilities (vi)                                            505                  148
------------------------------------------------------------------------------------------------------------------
  Liabilities of Discontinued Operations                                                   -                  130
------------------------------------------------------------------------------------------------------------------
  Non-Controlling Interests                                                               88                    -
------------------------------------------------------------------------------------------------------------------
  Shareholders' Equity
------------------------------------------------------------------------------------------------------------------
    Common Shares, no par value
------------------------------------------------------------------------------------------------------------------
      Authorized: Unlimited
------------------------------------------------------------------------------------------------------------------
      Outstanding:    2005--261,140,571 shares
------------------------------------------------------------------------------------------------------------------
                      2004--258,399,166 shares                                           732                  637
------------------------------------------------------------------------------------------------------------------
    Contributed Surplus                                                                    2                    -
------------------------------------------------------------------------------------------------------------------
    Retained Earnings (i) - (x)                                                        3,418                2,360
------------------------------------------------------------------------------------------------------------------
    Accumulated Other Comprehensive Income (ii); (iii); (vi)                            (191)                (105)
------------------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                       3,961                2,892
------------------------------------------------------------------------------------------------------------------
  Commitments, Contingencies and Guarantees
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            14,493               12,339
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME--US GAAP FOR THE THREE YEARS ENDED DECEMBER 31, 2005

------------------------------------------------------------------------------------------------------------------
 (Cdn$ millions)                                                                      2005       2004        2003
------------------------------------------------------------------------------------------------------------------
Net Income--US GAAP                                                                  1,110        788         420
------------------------------------------------------------------------------------------------------------------
  Other Comprehensive Income, Net of Income Taxes:
------------------------------------------------------------------------------------------------------------------
  Translation Adjustment (iii)                                                         (56)       (72)       (127)
------------------------------------------------------------------------------------------------------------------
  Unrealized Mark-to-Market Gain (Loss) (ii)                                           (20)        11          (7)
------------------------------------------------------------------------------------------------------------------
  Minimum Unfunded Pension Liability (vi)                                              (10)        (1)         (1)
------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                 1,024        726         285
------------------------------------------------------------------------------------------------------------------

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

iii. Under US GAAP, exchange gains and losses arising from the translation of our net investment in self-sustaining foreign operations are included in comprehensive income. Additionally, exchange gain and losses, net of income taxes, from the translation of our US-dollar long-term debt designated as a hedge of our foreign net investment are included in comprehensive income. Cumulative amounts are included in AOCI in the Consolidated Balance Sheet--US GAAP.

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

------------------------------------------------------------------------------------------------------------
                                                                                                    Net Gain
 (Cdn$ millions)                                                          Gain (Loss)      Tax        (Loss)
------------------------------------------------------------------------------------------------------------
Fair Value Change up to June 30, 2003 (2)                                        (16)        5          (11)
------------------------------------------------------------------------------------------------------------
Fair Value Change from July 1, 2003 to December 31, 2003 (1)                       12       (5)           7
------------------------------------------------------------------------------------------------------------
Fair Value Change from January 1, 2004 to February 9, 2004 (1), (3)                 4        -            4
------------------------------------------------------------------------------------------------------------

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

SUPPLEMENTARY DATA (UNAUDITED)

QUARTERLY FINANCIAL DATA IN ACCORDANCE WITH CANADIAN AND US GAAP
-----------------------------------------------------------------------------------------------------------------------------
                                                                               Quarter Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                     March 31           June 30          September 30          December 31
-----------------------------------------------------------------------------------------------------------------------------
 (Cdn$ millions)                                  2005     2004      2005     2004       2005      2004       2005      2004
-----------------------------------------------------------------------------------------------------------------------------
Net Sales (1)                                      856      664       909      697      1,094       778      1,073       805
-----------------------------------------------------------------------------------------------------------------------------
Operating Profit is Comprised of: (1), (2),
(3), (4), (5)
-----------------------------------------------------------------------------------------------------------------------------
  Oil and Gas                                      282      243       250      199        173       296        498       304
-----------------------------------------------------------------------------------------------------------------------------
Syncrude                                            19       40        59       40         78        52         50        33
-----------------------------------------------------------------------------------------------------------------------------
Chemicals                                            7       10       (2)        6        215        11         10        13
-----------------------------------------------------------------------------------------------------------------------------
                                                   308      293       307      245        466       359        558       350
-----------------------------------------------------------------------------------------------------------------------------
Net Income from Continuing
-----------------------------------------------------------------------------------------------------------------------------
  Operations--Canadian GAAP (6)                     19      167       170      117        211       200        300       226
-----------------------------------------------------------------------------------------------------------------------------
US GAAP Adjustments                                (11)     (20)      (12)       39       (15)      (12)        (4)      (12)
-----------------------------------------------------------------------------------------------------------------------------
Net Income from Continuing
-----------------------------------------------------------------------------------------------------------------------------
  Operations--US GAAP                                8      147       158      156        196       188        296       214
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Net Income--Canadian GAAP                           37      184       200      143        615       220        300       246
-----------------------------------------------------------------------------------------------------------------------------
US GAAP Adjustments                                (11)     (20)      (12)       39       (15)      (12)        (4)      (12)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Net Income--US GAAP                                 26      164       188      182        600       208        296       234
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share from
-----------------------------------------------------------------------------------------------------------------------------
  Continuing Operations ($/share)
-----------------------------------------------------------------------------------------------------------------------------
    Canadian GAAP--Basic                          0.08     0.66      0.65     0.45       0.81      0.77       1.15      0.87
-----------------------------------------------------------------------------------------------------------------------------
    Canadian GAAP--Diluted                        0.08     0.66      0.64     0.44       0.79      0.76       1.12      0.86
-----------------------------------------------------------------------------------------------------------------------------
    US GAAP--Basic                                0.03     0.58      0.61     0.61       0.75      0.73       1.13      0.82
-----------------------------------------------------------------------------------------------------------------------------
    US GAAP--Diluted                              0.03     0.57      0.60     0.60       0.73      0.72       1.11      0.82
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share ($/share)
-----------------------------------------------------------------------------------------------------------------------------
    Canadian GAAP--Basic                          0.15     0.73      0.77     0.55       2.36      0.85       1.15      0.95
-----------------------------------------------------------------------------------------------------------------------------
    Canadian GAAP--Diluted                        0.15     0.72      0.76     0.54       2.30      0.84       1.12      0.94
-----------------------------------------------------------------------------------------------------------------------------
    US GAAP--Basic                                0.10     0.64      0.72     0.71       2.31      0.81       1.13      0.90
-----------------------------------------------------------------------------------------------------------------------------
    US GAAP--Diluted                              0.10     0.63      0.71     0.70       2.25      0.80       1.11      0.89
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Dividends Declared (7)                            0.05     0.05      0.05     0.05       0.05      0.05       0.05      0.05
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Common Share Prices ($/share)
-----------------------------------------------------------------------------------------------------------------------------
  Toronto Stock Exchange--High                   35.50    26.68     39.85    28.25      60.67     26.85      59.54     29.33
-----------------------------------------------------------------------------------------------------------------------------
  Toronto Stock Exchange--Low                    23.55    22.50     29.53    23.40      40.25     22.17      43.77     24.09
-----------------------------------------------------------------------------------------------------------------------------
  New York Stock Exchange--High (US$)            29.18    20.31     32.32    21.15      51.73     21.07      51.69     23.28
-----------------------------------------------------------------------------------------------------------------------------
  New York Stock Exchange--Low (US$)             19.44    17.05     23.28    17.25      31.95     16.94      36.80     19.60
-----------------------------------------------------------------------------------------------------------------------------

Notes:
(1) Excludes results of certain Canadian conventional oil and gas properties sold in the third quarter of 2005 in southeast Saskatchewan, northwest Saskatchewan, northeast British Columbia and the Alberta foothills, the 2003 sale of non-core conventional light oil assets in southeast Saskatchewan and conclusion of production from our Buffalo field, offshore Australia in 2004. These results are shown as discontinued operations (see
    Note 14 to the Consolidated Financial Statements).
(2) Plant turnarounds and coker maintenance at Syncrude in the fourth quarter of 2004 and first quarter of 2005 increased operating costs and temporarily reduced production volumes.
(3) In 2004, a gain of $24 million was recorded on the sale of minor assets by our Canadian oil and gas business.
(4) Chemicals operating profit includes a dilution gain of $193 million in the third quarter of 2005 as the result of the Canexus initial public offering.
(5) Operating profit is defined as income (loss) from continuing operations before income taxes.
(6) Includes the impact of changes in accounting policies as described in Note 1(u) to the Consolidated Financial Statements.
(7) In February 2006, the Board of Directors declared a regular quarterly dividend of $0.05 per common share, payable April 1, 2006, to shareholders of record on March 10, 2006.
(8) At December 31, 2005, there were 1,294 registered holders of common shares and 261,140,571 common shares outstanding.

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

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Other
                                                                                                           United     Countries
                                        Total       Yemen (1)           Canada            United States    Kingdom          (3)
--------------------------------------------------------------------------------------------------------------------------------
 Conventional oil and bitumen
 are in mmbbls and natural gas                                                 Bitumen
 is in bcf                          Oil      Gas         Oil     Oil    Gas       (2)       Oil     Gas   Oil    Gas        Oil
--------------------------------------------------------------------------------------------------------------------------------
 Proved Developed and
 Undeveloped Reserves (4)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                   324      803         100     155    524         1        58     279     -      -         10
--------------------------------------------------------------------------------------------------------------------------------
  Extensions and Discoveries         48       33          36      10     20         -         1      13     -      -          1
--------------------------------------------------------------------------------------------------------------------------------
  Purchases of Reserves in
    Place                            19       21           -       -      -         -        19      21     -      -          -
--------------------------------------------------------------------------------------------------------------------------------
  Sales of Reserves in Place        (24)      (7)          -     (24)    (6)        -         -      (1)    -      -          -
--------------------------------------------------------------------------------------------------------------------------------
  Revisions of Previous
    Estimates                       (31)     (99)         (5)    (31)   (88)        3        (2)    (11)    -      -          4
--------------------------------------------------------------------------------------------------------------------------------
Production                          (47)     (90)        (21)    (13)   (45)        -        (9)    (45)    -      -         (4)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                   289      661         110      97    405         4        67     256     -      -         11
--------------------------------------------------------------------------------------------------------------------------------

  Extensions and Discoveries        244       33           1       3     18       239         1      15     -      -          -
--------------------------------------------------------------------------------------------------------------------------------
  Purchases of Reserves in
    Place                           127       23           -       1      -         -         -       -   126     23          -
--------------------------------------------------------------------------------------------------------------------------------
  Sales of Reserves in Place         (1)      (3)          -      (1)    (2)        -         -      (1)    -      -          -
--------------------------------------------------------------------------------------------------------------------------------
  Revisions of Previous
    Estimates                      (265)     (25)        (12)    (11)    (7)     (243)       (6)     (9)    3     (9)         4
--------------------------------------------------------------------------------------------------------------------------------
  Production                        (43)     (89)        (19)    (10)   (42)        -       (10)    (46)   (1)    (1)        (3)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2004                   351      600          80      79    372         -        52     215   128     13         12
--------------------------------------------------------------------------------------------------------------------------------

  Extensions and Discoveries         15      111           5       4     47         -         1      57     5      7          -
--------------------------------------------------------------------------------------------------------------------------------
  Purchases of Reserves in Place      2        -           -       2      -         -         -       -     -      -          -
--------------------------------------------------------------------------------------------------------------------------------
  Sales of Reserves in Place        (28)     (80)          -     (28)   (80)        -         -       -     -      -          -
--------------------------------------------------------------------------------------------------------------------------------
Revisions of Previous Estimates       9      (18)         (3)      2      3         -        (5)    (21)   15      -          -
--------------------------------------------------------------------------------------------------------------------------------
Production                          (45)     (81)        (23)     (9)   (37)        -        (7)    (36)   (5)    (8)        (1)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 2005                   304      532          59      50    305         -        41     215   143     12         11
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Proved Developed Reserves (5)
--------------------------------------------------------------------------------------------------------------------------------
  December 31, 2003                 216      576          63      87    367         4        54     209     -      -          8
--------------------------------------------------------------------------------------------------------------------------------
  December 31, 2004                 199      518          49      72    348         -        48     166    20      4         10
--------------------------------------------------------------------------------------------------------------------------------
  December 31, 2005                 154      438          46      44    275         -        37     161    17      2         10
--------------------------------------------------------------------------------------------------------------------------------

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

(3) Represents reserves in Australia, Nigeria and Colombia.

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

Our net proved reserves and changes in those reserves for our Syncrude operations are disclosed below. Additional disclosures required by SEC Industry Guide 7 are on pages 18 - 20. The net proved reserves represent management's best estimate of proved synthetic reserves after royalties. Reserve estimates are prepared internally each year, and at least 80% of our reserves (including oil and gas activities) have been assessed by independent qualified reserves consultants.

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

---------------------------------------------------------------------------------------------
                                                          Synthetic Crude Oil
---------------------------------------------------------------------------------------------
                                                Base Mine and
(millions of barrels)                           North Mine (1)     Aurora (2)          Total
---------------------------------------------------------------------------------------------
December 31, 2002                                          58            168             226
---------------------------------------------------------------------------------------------
 Revision of Previous Estimates                             1              4               5
---------------------------------------------------------------------------------------------
  Extensions and Discoveries                                -             22              22
---------------------------------------------------------------------------------------------
Production                                                (4)             (1)             (5)
---------------------------------------------------------------------------------------------
December 31, 2003                                          55            193             248
---------------------------------------------------------------------------------------------
 Revision of Previous Estimates                            (1)            (5)             (6)
---------------------------------------------------------------------------------------------
  Extensions and Discoveries                                -             19              19
---------------------------------------------------------------------------------------------
  Production                                               (4)            (2)             (6)
---------------------------------------------------------------------------------------------
December 31, 2004                                          50            205             255
---------------------------------------------------------------------------------------------
  Revision of Previous Estimates                            -             (4)             (4)
---------------------------------------------------------------------------------------------
  Extensions and Discoveries                                -             19              19
---------------------------------------------------------------------------------------------
                                                           (3)            (3)             (6)
Production
---------------------------------------------------------------------------------------------
December 31, 2005                                          47            217             264
---------------------------------------------------------------------------------------------

Notes:
(1)  Leases 17 and 22
(2)  Leases 10, 12, 31 and 34.

B. CAPITALIZED COSTS (EXCLUDING SYNCRUDE OPERATIONS)

---------------------------------------------------------------------------------------------------------
                                                                         Accumulated
                                                                       Depreciation,
                                                                          Depletion,
                                    Proved           Unproved       Amortization and
                                Properties         Properties             Impairment   Capitalized Costs
---------------------------------------------------------------------------------------------------------
(Cdn$ millions)
---------------------------------------------------------------------------------------------------------
December 31, 2005
---------------------------------------------------------------------------------------------------------
Yemen                                2,243                  -                  1,841                 402
---------------------------------------------------------------------------------------------------------
Canada                               3,463                143                  1,330               2,276
---------------------------------------------------------------------------------------------------------
  United States                      2,323                114                  1,159               1,278
---------------------------------------------------------------------------------------------------------
  United Kingdom                     3,603                410                    216               3,797
---------------------------------------------------------------------------------------------------------
  Other Countries                       88                161                    119                 130
---------------------------------------------------------------------------------------------------------
  Total Capitalized Costs           11,720                828                  4,665               7,883
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
December 31, 2004
---------------------------------------------------------------------------------------------------------
                                     2,022                 16                  1,550                 488
Yemen
---------------------------------------------------------------------------------------------------------
                                     3,732                136                  2,025               1,843
Canada
---------------------------------------------------------------------------------------------------------
  United States                      2,102                147                  1,037               1,212
---------------------------------------------------------------------------------------------------------
  United Kingdom                     3,117                382                     16               3,483
---------------------------------------------------------------------------------------------------------
  Other Countries                      437                 98                    408                 127
---------------------------------------------------------------------------------------------------------
  Total Capitalized Costs           11,410                779                  5,036               7,153
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
December 31, 2003
---------------------------------------------------------------------------------------------------------
                                     1,881                 17                  1,497                 401
Yemen
---------------------------------------------------------------------------------------------------------
                                     3,271                129                  1,863               1,537
Canada
---------------------------------------------------------------------------------------------------------
  United States                      2,034                123                    892               1,265
---------------------------------------------------------------------------------------------------------
  Other Countries                      454                 85                    420                 119
---------------------------------------------------------------------------------------------------------
  Total Capitalized Costs            7,640                354                  4,672               3,322
---------------------------------------------------------------------------------------------------------

C. COSTS INCURRED (EXCLUDING SYNCRUDE OPERATIONS)

---------------------------------------------------------------------------------------------------------
                                                                       Oil and Gas
---------------------------------------------------------------------------------------------------------
                                      Total Oil                              United       United
(Cdn$ millions)                         and Gas      Yemen     Canada       States      Kingdom    Other
---------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005
---------------------------------------------------------------------------------------------------------
  Property Acquisition Costs
---------------------------------------------------------------------------------------------------------
    Proved                                   20          -         17            3            -        -
---------------------------------------------------------------------------------------------------------
    Unproved                                 15          -          -            9            6        -
---------------------------------------------------------------------------------------------------------
  Exploration Costs                         509         44         97          235           61       72
---------------------------------------------------------------------------------------------------------
  Development Costs                       1,896        236        947          139          560       14
---------------------------------------------------------------------------------------------------------
  Asset Retirement Costs                    196         13         58           45           80        -
---------------------------------------------------------------------------------------------------------
Total Costs Incurred                      2,636        293      1,119          431          707       86
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004
---------------------------------------------------------------------------------------------------------
  Property Acquisition Costs
---------------------------------------------------------------------------------------------------------
Proved                                    1,774          -          4            -        1,770        -
---------------------------------------------------------------------------------------------------------
Unproved                                  1,491          -          -            -        1,491        -
---------------------------------------------------------------------------------------------------------
  Exploration Costs                         339         22         56          162            4       95
---------------------------------------------------------------------------------------------------------
  Development Costs                       1,102        267        491          267           53       24
---------------------------------------------------------------------------------------------------------
  Asset Retirement Costs                    168          3         27            4          134        -
---------------------------------------------------------------------------------------------------------
Total Costs Incurred                      4,874        292        578          433        3,452      119
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003
---------------------------------------------------------------------------------------------------------
  Property Acquisition Costs
---------------------------------------------------------------------------------------------------------
    Proved                                  164          -          -          164            -        -
---------------------------------------------------------------------------------------------------------
    Unproved                                 38          -          -           38            -        -
---------------------------------------------------------------------------------------------------------
  Exploration Costs                         291         34         51          109            -       97
---------------------------------------------------------------------------------------------------------
  Development Costs                         752        219        259          249            -       25
---------------------------------------------------------------------------------------------------------
  Asset Retirement Costs                    185          -         69           62            -       54
---------------------------------------------------------------------------------------------------------
Total Costs Incurred                      1,430        253        379          622            -      176
---------------------------------------------------------------------------------------------------------

D. RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES (EXCLUDING SYNCRUDE
OPERATIONS)

-------------------------------------------------------------------------------------------------------------
                                                                                  Oil and Gas
-------------------------------------------------------------------------------------------------------------
                                                                                                       Other
                                           Total Oil      Yemen     Canada     United    United    Countries
(Cdn$ millions)                              and Gas                    (1)    States     Kingdom         (1)
-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005
-------------------------------------------------------------------------------------------------------------
  Net Sales                                    3,263      1,377        609       792         366         119
-------------------------------------------------------------------------------------------------------------
  Production Costs                               511        150        158        96          95          12
-------------------------------------------------------------------------------------------------------------
  Exploration Expense                            251         12         24       100          51          64
-------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion,
  Amortization and Impairment                  1,008        354        197       234         210          13
-------------------------------------------------------------------------------------------------------------
  Other Expenses (Income)                        335         40        125        83          (8)         95
-------------------------------------------------------------------------------------------------------------
                                               1,158        821        105       279          18         (65)
-------------------------------------------------------------------------------------------------------------
 Income Tax Provision (Recovery)                 411        285         32        99           7         (12)
-------------------------------------------------------------------------------------------------------------
Results of Operations                            747        536         73       180          11         (53)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004
-------------------------------------------------------------------------------------------------------------
  Net Sales                                    2,538        921        622       811          36         148
-------------------------------------------------------------------------------------------------------------
  Production Costs                               437        109        156       106           6          60
-------------------------------------------------------------------------------------------------------------
  Exploration Expense                            246          2         21       138           3          82
-------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion,
  Amortization and Impairment                    712        169        240       258          18          27
-------------------------------------------------------------------------------------------------------------
  Other Expenses (Income)                        106          4         38        19           -          45
-------------------------------------------------------------------------------------------------------------
                                               1,037        637        167       290           9         (66)
-------------------------------------------------------------------------------------------------------------
  Income Tax Provision (Recovery)                406        222         75       104           4           1
-------------------------------------------------------------------------------------------------------------
Results of Operations                            631        415         92       186           5         (67)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2003
-------------------------------------------------------------------------------------------------------------
  Net Sales                                    2,338        827        675       707           -         129
-------------------------------------------------------------------------------------------------------------
  Production Costs                               382         92        159        86           -          45
-------------------------------------------------------------------------------------------------------------
  Exploration Expense                            201         17         35        89           -          60
-------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion,
  Amortization and Impairment                    945        168        510       207           -          60
-------------------------------------------------------------------------------------------------------------
  Other Expenses (Income)                         49          4         26        (1)          -          20
-------------------------------------------------------------------------------------------------------------
                                                 761        546        (55)      326           -         (56)
-------------------------------------------------------------------------------------------------------------
  Income Tax Provision (Recovery)                221        191        (82)      115           -          (3)
-------------------------------------------------------------------------------------------------------------
Results of Operations                            540        355         27       211           -         (53)
-------------------------------------------------------------------------------------------------------------

Note:
(1)  Includes results of discontinued operations (see Note 14).


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

-----------------------------------------------------------------------------------------------------------------
                                                                             United        United          Other
(Cdn$ millions)                             Total      Yemen     Canada      States       Kingdom      Countries
-----------------------------------------------------------------------------------------------------------------
December 31, 2005
-----------------------------------------------------------------------------------------------------------------
  Future Cash Inflows                      23,040      3,675      4,558       5,002         9,190            615
-----------------------------------------------------------------------------------------------------------------
  Future Production Costs                   5,477        807      1,886         811         1,892             81
-----------------------------------------------------------------------------------------------------------------
  Future Development Costs                  1,093        153        124         268           534             14
-----------------------------------------------------------------------------------------------------------------
  Future Dismantlement and Site
-----------------------------------------------------------------------------------------------------------------
    Restoration Costs, Net                    778         20        180         193           381              4
-----------------------------------------------------------------------------------------------------------------
  Future Income Tax                         4,496        795        244       1,107         2,172            178
-----------------------------------------------------------------------------------------------------------------
  Future Net Cash Flows                    11,196      1,900      2,124       2,623         4,211            338
-----------------------------------------------------------------------------------------------------------------
  10% Discount Factor                       3,154        338        811         697         1,209             99
-----------------------------------------------------------------------------------------------------------------
Standardized Measure                        8,042      1,562      1,313       1,926         3,002            239
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
December 31, 2004
-----------------------------------------------------------------------------------------------------------------
  Future Cash Inflows                      18,950      3,779      4,747       4,085         5,852            487
-----------------------------------------------------------------------------------------------------------------
  Future Production Costs                   4,781        722      2,135         613         1,271             40
-----------------------------------------------------------------------------------------------------------------
  Future Development Costs                  1,477        275        100         185           903             14
-----------------------------------------------------------------------------------------------------------------
  Future Dismantlement and Site
-----------------------------------------------------------------------------------------------------------------
    Restoration Costs, Net                    626          4        149         129           336              8
-----------------------------------------------------------------------------------------------------------------
  Future Income Tax                         2,798        388        382         845         1,058            125
-----------------------------------------------------------------------------------------------------------------
  Future Net Cash Flows                     9,268      2,390      1,981       2,313         2,284            300
-----------------------------------------------------------------------------------------------------------------
  10% Discount Factor                       2,978        499        760         631         1,011             77
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Standardized Measure                        6,290      1,891      1,221       1,682         1,273            223
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
December 31, 2003
-----------------------------------------------------------------------------------------------------------------
  Future Cash Inflows                      14,660      4,416      5,319       4,470             -            455
-----------------------------------------------------------------------------------------------------------------
  Future Production Costs                   3,651        868      1,980         666             -            137
-----------------------------------------------------------------------------------------------------------------
  Future Development Costs                    788        412        102         249             -             25
-----------------------------------------------------------------------------------------------------------------
  Future Dismantlement and Site
-----------------------------------------------------------------------------------------------------------------
    Restoration Costs, Net                    309          -        112         137             -             60
-----------------------------------------------------------------------------------------------------------------
  Future Income Tax                         2,152        574        656         854             -             68
-----------------------------------------------------------------------------------------------------------------
  Future Net Cash Flows                     7,760      2,562      2,469       2,564             -            165
-----------------------------------------------------------------------------------------------------------------
  10% Discount Factor                       2,243        620        879         691             -             53
-----------------------------------------------------------------------------------------------------------------
Standardized Measure                        5,517      1,942      1,590       1,873             -            112
-----------------------------------------------------------------------------------------------------------------

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

--------------------------------------------------------------------------------------------------------------------
 (Cdn$                                                                            2005           2004          2003
millions)
--------------------------------------------------------------------------------------------------------------------
Beginning of Year                                                                6,290          5,517         6,369
--------------------------------------------------------------------------------------------------------------------
  Sales and Transfers of Oil and Gas Produced, Net of Production Costs          (2,028)        (1,674)       (2,298)
--------------------------------------------------------------------------------------------------------------------
  Net Changes in Prices and Production Costs Related to Future Production        3,302            142        (1,249)
--------------------------------------------------------------------------------------------------------------------
  Extensions, Discoveries and Improved Recovery, Less Related Costs (1)            977            (71)           740
--------------------------------------------------------------------------------------------------------------------
  Changes in Estimated Future Development and Dismantlement Costs                 (135)          (122)         (279)
--------------------------------------------------------------------------------------------------------------------
  Previous Estimated Future Development and Dismantlement Costs
  Incurred During the Period                                                       638            604           456
--------------------------------------------------------------------------------------------------------------------
  Revisions of Previous Quantity Estimates                                         478          (223)          (291)
--------------------------------------------------------------------------------------------------------------------
  Accretion of Discount                                                            799            692           884
--------------------------------------------------------------------------------------------------------------------
  Purchases of Reserves in Place                                                    15          1,764           354
--------------------------------------------------------------------------------------------------------------------
  Sales of Reserves in Place                                                      (882)           (20)         (252)
--------------------------------------------------------------------------------------------------------------------
  Net Change in Income Taxes                                                    (1,412)          (319)        1,083
--------------------------------------------------------------------------------------------------------------------
End of Year                                                                      8,042          6,290         5,517
--------------------------------------------------------------------------------------------------------------------

Note:
(1) 2004 includes approximately $230 million of negative discounted future net cash flows relating to bitumen reserves based on year-end assumptions.

                                    EXHIBITS


23.1*   Consent of Independent Registered Chartered Accountants

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


*       Filed herewith.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.


                                        NEXEN INC.



                                        By: /s/ Charles W. Fischer
                                            ----------------------------
                                            Charles W. Fischer
                                            President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer)