Form 10-K/A
period 2006-12-31
NEXEN INC
filed 2007-04-03
CIK 16873

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                           Web site - www.nexeninc.com

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                      TITLE                        EXCHANGE REGISTERED ON
                  ----------------                 ----------------------
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

                              Yes  [X]      No  [_]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                              Yes  [_]      No  [X]

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

===============================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 26, 2007 (the "Original Filing"). Nexen, Inc. (the "Company") has filed this Amendment to incorporate textual changes in Items 1 and 2, Business and Properties, and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's reserves process. This Amendment also includes a change in Item 8, Financial Statements and Supplementary Data (Note 21 - Differences between Canadian and U.S. Generally Accepted Accounting Principles) to remove the transitional impact of adopting FASB Statement 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER RETIREMENT PLANS from US GAAP Comprehensive Income for the year ended December 31, 2006. This Amendment has no effect on the Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statement of Cash Flows, and Consolidated Statements of Changes in Shareholders' Equity, and more specifically, does not affect net income, earnings per share, total cash flows, current assets, total assets, current liabilities, total shareholders' equity or other information as presented in the Original Filing.

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

                               TABLE OF CONTENTS

PART I                                                                     PAGE
Items 1 & 2.      Business and Properties .................................. 2


PART II
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................29
Item 8.           Financial Statments and Supplementary Data ...............68


PART IV
Item 15.          Exhibits ................................................122

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

     On January 31,  2007,  the noon-day  exchange  rate was US $0.8480 for Cdn
$1.00.

     Electronic copies of our filings with the Securities  Exchange  Commission
(SEC) and the Ontario Securities Commission (OSC) (from November 8, 2002 onward) are available, free of charge, on our website (www.nexeninc.com). Filings prior to November 8, 2002 are available free of charge, on request, by contacting our investor relations department at 403.699.5931. As soon as reasonably practicable, our filings are made available on our website once they are electronically filed with the SEC and/or the OSC. Alternatively, the SEC and the OSC each maintain a website (www.sec.gov and www.sedar.com) that contains our reports, proxy and information statements and other published information that have been filed or furnished with the SEC and the OSC.

                                     PART I
                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES


                                                                          PAGE
                                                                          ----

ABOUT US                                                                   3

STRATEGY                                                                   4

UNDERSTANDING THE OIL AND GAS BUSINESS                                     4

OIL AND GAS OPERATIONS                                                     5
         North Sea--United Kingdom                                         5
         Gulf of Mexico--United States                                     8
         Canada                                                           10
         Middle East--Yemen                                               14
         Offshore West Africa                                             17
         Other International                                              18

RESERVES, PRODUCTION AND RELATED INFORMATION                              18

SYNCRUDE MINING OPERATIONS                                                23

ENERGY MARKETING                                                          25

CHEMICALS                                                                 27

GOVERNMENT REGULATIONS                                                    28

ENVIRONMENTAL REGULATIONS                                                 28

EMPLOYEES                                                                 28

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

              WE'VE GROWN FROM PRODUCING 10,700 BOE/D IN 1971 TO
  211,700 BOE/D IN 2006. IN 2007, WE EXPECT OUR NET PRODUCTION TO GROW BY 50%.

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

     For financial reporting purposes, we report on four main segments:

        o    oil and gas;
        o    Syncrude;
        o    energy marketing; and
        o    chemicals

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

     Today, we are building new sustainable businesses in western Canada, the North Sea, Gulf of Mexico, and offshore West Africa, capitalizing on the following corporate strengths:

        o We are successful deep-water explorers with significant discoveries at Knotty Head in the Gulf of Mexico and at Usan, offshore Nigeria;
        o We are skilled project managers with major development projects at Buzzard in the North Sea, and Long Lake in Canada's Athabasca oil sands. In 2006, Buzzard was completed on budget and just days after the original projected start up date. At Long Lake, construction is progressing well and we expect the SAGD production operations to be on stream by the end of the first quarter in 2007, followed by the start up of the upgrader late in the year;
        o We are innovative in our application of technology. Long Lake is expected to be the first oil sands project to use gasification technology to significantly reduce the cost of producing bitumen;
        o We are an international operator with a proven track record of successful business ventures in Yemen, the United Kingdom, Nigeria, Colombia and Australia; and
        o From time to time, we supplement our growth with acquisitions, such as our strategic entry into the UK North Sea in 2004.

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

     In this Form 10-K/A, we provide estimates of remaining quantities of oil and gas reserves for our various properties. Such estimates are internally prepared. We had 97% of our oil and gas reserves before royalties (97% after royalties) and 100% of our Syncrude reserves before royalties (100% after royalties) assessed (either evaluated or audited as described on page 22) by independent reserves consultants. Their assessments are performed at varying levels of property aggregation, and we work with them to reconcile the differences on the portfolio of properties to within 10% in the aggregate. Estimates pertaining to individual properties within the portfolio often differ by significantly more than 10%, either positively or negatively; however, we believe such differences are not material relative to our total proved reserves. Refer to the section on Critical Accounting Estimates - Oil and Gas Accounting - Reserves Determination on page 62 for a description of our reserves process, and to the section on Reserves, Production and Related Information on page 18 for a description of the nature and scope of the independent assessments performed and the results thereof.

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

     During the year, we produced 20,200 boe/d before royalties (20,200 after royalties) in the UK, which was approximately 10% of Nexen's total production. At year end, the UK had proved reserves of 182 mmboe before royalties (182 after royalties) representing about 17% of our total proved oil and gas and Syncrude reserves.

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

EXPLORATION AND UNDEVELOPED ASSETS

     In early 2007, we completed drilling operations at our Golden Eagle prospect and we encountered hydrocarbons. A successful sidetrack was drilled to appraise the accumulation and we are currently evaluating development options. We have a number of smaller discoveries on operated blocks near Scott, Buzzard and third-party facilities as follows:

-------------------------------------------------------------------------------------------------------------------------
FIELD                INTEREST (%)     OPERATOR STATUS       COMMENTS
-------------------------------------------------------------------------------------------------------------------------
Duart                50               non-operated          discovery near Scott; first oil expected in late 2007
-------------------------------------------------------------------------------------------------------------------------
Black Horse          40               operated              discovery near Scott; evaluating development alternatives
-------------------------------------------------------------------------------------------------------------------------
Bugle                82               operated              discovery near Scott; well planned for 2007
-------------------------------------------------------------------------------------------------------------------------
Dolphin              42               operated              discovery near Scott; evaluating development alternatives
-------------------------------------------------------------------------------------------------------------------------
Golden Eagle         34               operated              discovery near Ettrick; evaluating development alternatives
-------------------------------------------------------------------------------------------------------------------------
Perth                42               operated              discovery near Scott; evaluating development alternatives
-------------------------------------------------------------------------------------------------------------------------
Polecat              40               operated              discovery near Buzzard; evaluating development alternatives
-------------------------------------------------------------------------------------------------------------------------
Selkirk              38               operated              appraisal well planned for 2007
-------------------------------------------------------------------------------------------------------------------------
Yeoman               50               operated              discovery near Scott; evaluating development alternatives
=========================================================================================================================

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

FISCAL TERMS

     UK fiscal terms are favourable. New discoveries pay no royalties and result in cash netbacks that are higher than our company average. Scott is subject to Petroleum Revenue Tax (PRT), although no PRT is payable until available oil allowances have been fully utilized, which isn't expected before 2012. Once payable, PRT is levied at 50% of cash flow after capital expenditures, operating costs and an oil allowance. PRT is applicable to fields receiving development consent prior to March 1993. The Buzzard, Telford and Farragon fields are not subject to PRT. PRT is deductible for corporate income tax purposes. The UK corporate income tax rate is 30% of taxable income. Income from oil and gas activities is also subject to a supplemental charge. The UK government increased this charge from 10% to 20%, effective January 1, 2006. The amount and timing of income taxes payable depends on many factors including price, production, capital investment levels and available tax losses.

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

US PRODUCTION
                                         2006                             2005                                 2004
------------------------------------------------------------------------------------------------------------------------------
                                BEFORE            AFTER          BEFORE            AFTER              BEFORE           AFTER
(mboe/d)                     ROYALTIES        ROYALTIES       ROYALTIES        ROYALTIES           ROYALTIES       ROYALTIES
------------------------------------------------------------------------------------------------------------------------------
Deep-water                        19.6             17.5            24.0             21.5                32.1            28.7
------------------------------------------------------------------------------------------------------------------------------
Shallow-water                     15.9             13.2            17.6             14.6                22.6            18.8
------------------------------------------------------------------------------------------------------------------------------
Total                             35.5             30.7            41.6             36.1                54.7            47.5
==============================================================================================================================

     In 2006, we produced approximately 35,500 boe/d before royalties (30,700 after royalties), representing approximately 17% of Nexen's total production including Syncrude. This was less than expected due to timing delays at Aspen and weather-related disruptions. Weather is a risk in the Gulf of Mexico; specifically, tropical storms and hurricanes can damage facilities, drilling rigs and surrounding infrastructure, interrupt production, and delay
exploration  and  development  programs.   Storms  in  2005  caused  damage  to
third-party infrastructure and as a result, approximately 4,000 boe/d of our pre-storm production was shut-in for nine months of 2006. We carry property and business interruption insurance to mitigate losses caused by adverse weather. During 2006, we received $80 million of insurance proceeds relating to these storms.

     At year end, we had proved reserves of 73 mmboe before royalties (63 after royalties) representing about 7% of Nexen's total proved oil and gas and Syncrude reserves. Our production and reserves in the Gulf are primarily concentrated in two deep-water and five shallow-water areas. We operate most of this production.

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

EXPLORATION AND UNDEVELOPED ASSETS

     Our exploration program in the Gulf of Mexico continues to produce new discoveries. In 2006, we had discoveries at Alaminos Canyon Block 856 (Great White West) and Ringo. We are currently evaluating development options for both of these discoveries. During the year, we also drilled a successful sidetrack well on our 2005 Knotty Head discovery. We are currently proceeding with facility and subsurface studies. Access to deep-water rigs remains limited and we continue to work with partners to find a rig to complete the appraisal of the field. Our undeveloped deep-water discoveries include:

---------------------------------------------------------------------------------------------------------------------------------
WELL                        INTEREST (%)     OPERATOR STATUS     COMMENTS
---------------------------------------------------------------------------------------------------------------------------------
Wrigley                         50           non-operated        development underway; expected to begin producing in early 2007
---------------------------------------------------------------------------------------------------------------------------------
Alaminos Canyon Block 856       30           non-operated        evaluating development alternatives
---------------------------------------------------------------------------------------------------------------------------------
Tobago                          10           non-operated        development approved; expected to begin producing in 2009
---------------------------------------------------------------------------------------------------------------------------------
Knotty Head                     25           operated            further appraisal required
---------------------------------------------------------------------------------------------------------------------------------
Ringo                           50           non-operated        additional appraisal well to be drilled in 2007
=================================================================================================================================

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

FISCAL TERMS

     In 2006, royalty rates on our US production averaged 16.6% for shallow-water volumes and 11.2% for deep-water volumes. The US government has proposed to increase royalty rates from 12.5% to 16.7% for new deep-water leases awarded after July 2007. We qualify for royalty relief at our deep-water Aspen and Gunnison fields on the first 87.5 mmboe of production. However, we may be subject to royalties at Gunnison if annual commodity prices are higher than threshold prices set by the US Department of the Interior's Minerals Management Service (MMS). The oil and gas industry is currently litigating the enforceability of these price thresholds. In 2006, commodity prices exceeded these thresholds, and we were assessed a royalty at Gunnison of 12.5% by the MMS. If the litigation is not successful, royalties that we have accrued on our Gunnison production will be payable. Our Aspen field is not subject to the minimum price threshold, however, the US government has proposed legislation to include minimum threshold prices for deep-water leases granted in 1998 and 1999. If the legislation is approved, our Aspen field could be subject to a 12.5% government royalty on production after October 1, 2006. US taxable income is subject to federal income tax of 35% and state taxes ranging from 0% to 12%.

             IN CANADA, WE ARE INCREASING OUR CAPACITY BY FOCUSING
 ON UNCONVENTIONAL RESOURCES SUCH AS OIL SANDS, CBM AND ENHANCED OIL RECOVERY.

CANADA

     Our strategy in Canada is to bring our new growth developments into production while we maximize value from our established operations. In 2005, we disposed of approximately 18,300 boe/d before royalties of production, comprising approximately 60% oil and 40% gas. The assets we retained have upside potential for continued conventional development and enhanced recovery with advancements in extraction technology. During the year, we produced 38,000 boe/d before royalties (31,000 after royalties), which was approximately 18% of Nexen's total production including Syncrude. At year end 2006, proved reserves (including bitumen and excluding Syncrude) of 364 mmboe before royalties (319 after royalties) were approximately 35% of our total proved oil and gas and Syncrude reserves.

     Our remaining Canadian conventional assets comprise heavy oil production in east-central Alberta and west-central Saskatchewan, and natural gas near Calgary and in southern Alberta and Saskatchewan. We operate most of our producing properties and hold 1.1 million net acres of undeveloped land across western Canada. These assets provide predictable production volumes and earnings while we advance the following initiatives for future growth:

        o Athabasca oil sands--to produce and upgrade bitumen into synthetic crude;
        o enhanced oil recovery (EOR)--to increase recovery in our heavy oil fields; and
        o coalbed methane (CBM)--to extract natural gas primarily from Upper Mannville coals.

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

Long Lake Project

     In 2001, we formed a 50/50 joint venture with OPTI Canada Inc. (OPTI) to develop the Long Lake property using SAGD for bitumen production and field upgrading using the proprietary OrCrude(TM) process. OrCrude(TM) is a technology to which OPTI has the exclusive Canadian license. We acquired the exclusive right to use this technology with OPTI, within approximately 100 miles of Long Lake, and the right to use the technology independently elsewhere in the world.

     We operate the Long Lake lease bitumen extraction process and are responsible for constructing, developing and operating the SAGD project. OPTI is responsible for the design, construction and operation of the upgrader. We share equally in all project reserves, production, operating and capital costs.

SAGD AND UPGRADER INTEGRATION

     SAGD involves drilling two parallel horizontal wells, generally between 2,300 and 3,300 feet long, with about 16 feet of vertical separation. Steam is injected into the shallower well, where it heats the bitumen that then flows by gravity to the deeper producing well. The OrCrude(TM) technology, using conventional distillation, solvent de-asphalting and thermal cracking, separates the produced bitumen into partially upgraded sour crude oil and liquid asphaltenes. By coupling the OrCrude(TM) process with commercially available hydrocracking and gasification technologies, sour crude is upgraded to light (39(degree) API) premium synthetic sweet crude oil, and the asphaltenes are converted to a low-energy, synthetic fuel gas. This gas is available as a low-cost fuel source, and as a source for hydrogen required in the hydrocracker. The gas is also to be burned in a co-generation plant to produce steam for the SAGD operations and for electricity to be used on-site and sold to the provincial electricity grid. The energy conversion efficiency for our Long Lake upgrader is about 90% compared to 75% for a typical bitumen-fed coker, which we expect will provide us with an approximate $10/bbl operating cost advantage.

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

     Upgrader module fabrication is largely complete and over 95% of the modules are on site. Construction of the upgrader is approximately 80% complete and start up is scheduled for late 2007. Peak output of premium synthetic crude oil is expected within 6 to 18 months of upgrader start up and we expect to exit 2007 with synthetic production rates of between 28,000 and 36,000 bbls/d (between 14,000 and 18,000 bbls/d net to our share). Production capacity for the first phase of Long Lake is approximately 60,000 bbls/d (30,000 bbls/d net to our share) of premium synthetic crude, which we expect to reach by late 2008 or early 2009. We also expect production to be maintained over the project's life, estimated at 40 years, by periodically drilling additional SAGD well-pairs.

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

FUTURE PHASES

     We have approximately 240,000 net acres of bitumen-prone lands in the Athabasca region and plan to acquire more. We plan to continue developing our bitumen lands in a phased manner using our integrated upgrading strategy. In 2005, we announced our plan to duplicate Long Lake by developing Phase 2. In 2006, we invested $119 million for future phases and in 2007, we plan to invest approximately $170 million on land acquisition, additional drilling, seismic and engineering to develop our leases and advance regulatory applications for these phases. Phase 2 SAGD production is expected to be on stream by late 2011, with upgrader start up by the second half of 2012, followed by additional phases every two or three years. Each phase will leverage the knowledge and experience gained from successfully developing Long Lake and subsequent projects will be similar in size and design. By keeping the core team in place and repeating and improving on existing designs and implementation plans, we expect to gain efficiencies in engineering, modular fabrication and on-site construction. We also anticipate enhanced operating efficiencies as we can train and move people easily between the various plants.

                  PHASE 2 SAGD PRODUCTION IS EXPECTED TO BE ON
          STREAM BY LATE 2011 FOLLOWED BY UPGRADER START UP IN 2012.

RESERVES RECOGNITION

     Under SEC rules and regulations, we are required to recognize bitumen reserves rather than the upgraded premium synthetic crude oil that we will produce and sell. The economic recoverability of bitumen reserves is sensitive to natural gas prices, diluent costs and light/heavy differentials, risks that our integrated project has been designed to virtually eliminate. At December 31, 2006, we recognized proved bitumen reserves of 246 mmboe before royalties (219 after royalties) for our Long Lake project, representing about 23% of Nexen's total proved oil and gas and Syncrude reserves before royalties.

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

COALBED METHANE (CBM)

     In 2005, we approved commercial CBM developments at Corbett, Doris and Thunder in the Fort Assiniboine area. Our CBM pilot at Corbett in the Fort Assiniboine area of central Alberta has established techniques to produce natural gas from water saturated Upper Mannville coals. These coals are generally deeper than the Horseshoe Canyon "dry coal" play, which is also being commercially developed in Alberta. We established commerciality of CBM production from the Upper Mannville coals in 2005 by applying horizontal well technology. Commercial production rates and reduced de-watering time has enabled us to confidently develop these coals.

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

                    ALTHOUGH OUR MASILA FIELDS HAVE MATURED,
             WE EXPECT TO GENERATE APPROXIMATELY 20% OF THE TOTAL
            PROJECT CASH FLOW FROM THE REMAINING PROVED RESOURCES.

     Our strategy is to maximize the value from our existing blocks, while we continue to search for new reservoirs in deeper horizons. We have two producing blocks: Masila (Block 14) and East Al Hajr (Block 51). In 2006, we produced 92,900 bbls/d of oil before royalties (51,800 after royalties), representing approximately 44% of Nexen's total production and 32% of 2006 cash flow. Proved reserves of 66 mmboe before royalties (38 after royalties) comprise approximately 6% of Nexen's total proved oil and gas and Syncrude reserves before royalties.

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

     The first successful Masila exploratory well was drilled at Sunah in 1990, with additional discoveries quickly following at Heijah and Camaal. Initial production began in July 1993, with the first lifting of oil in August 1993. Masila Blend oil averages 32(degree) API at very low gas-oil ratios. Most of the oil is produced from the Upper Qishn formation, but we also produce from deeper formations including the Lower Qishn, Upper Saar, Saar, Madbi, Basal Sand and Basement formations.

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

     The PSA governing Masila production was signed in 1987 between the Government of Yemen and the Masila joint venture partners (Masila Partners), including Nexen. Under the PSA, we have the right to produce oil from Masila into 2011 and to negotiate a five-year extension. Production is divided into cost recovery oil and profit oil. Cost recovery oil provides for the recovery of all exploration, development, and operating costs that are funded by the Masila Partners. Costs are recovered from a maximum of 40% of production each year, as follows:

        --------------------------------------------------------------
           COSTS                                RECOVERY
        --------------------------------------------------------------
         Operating                     100% in year incurred
         Exploration                   25% per year for 4 years
         Development                   16.7% per year for 6 years
        --------------------------------------------------------------

     The remaining production is profit oil that is shared between the Masila Partners and the Government and is calculated on a sliding scale based on production. The Masila Partners' share of profit oil ranges from 20% to 33%. The structure of the agreement moderates the impact on Masila Partners' cash flows during periods of low prices, as we recover our costs first and then share any remaining profit oil with the Government. At current production, the Government is entitled to approximately 73% of the profit oil, which includes a component for Yemen income taxes payable by the Masila Partners at a rate of 35%. In 2006, the Masila Partners' share of production, including recovery of past costs, was approximately 37%.

EAST AL HAJR BLOCK (BLOCK 51)

     We have an 87.5% working interest and operate Block 51. This block is governed by a PSA between the Government of Yemen and the East Al Hajr partners (EAH Partners): The Yemen Company (TYCO) (12.5% carried working interest) and Nexen (87.5% working interest). Under the PSA, TYCO has no obligation to fund capital or operating expenditures. Our effective interest is 100% and for purposes of accounting and reserves recognition, we treat TYCO's 12.5%
participating interest as a royalty interest. We recognize both the Government's share and TYCO's share of profit oil under the PSA as royalties and taxes consistent with our treatment of our Masila operations. The PSA expires in 2023, and we have the right to negotiate a five-year extension. Under the terms of the PSA, the EAH Partners pay a royalty ranging from 3% to 10% to the Government depending on production volumes. The remaining production is divided into cost recovery oil and profit oil. Cost recovery oil provides for the recovery of all of the project's exploration, development and operating costs, funded solely by Nexen. Costs are recovered from a maximum of 50% of production each year after royalties, as follows:


        --------------------------------------------------------------
           COSTS                                RECOVERY
        --------------------------------------------------------------
         Operating                 100% in year incurred
         Exploration               75% per year, declining balance
         Development               75% per year, declining balance
        --------------------------------------------------------------

     The remaining production is profit oil that is shared between the EAH Partners and the Government on a sliding scale based on production rates. The EAH Partners' share of profit oil ranges from 20% to 30%. The Government's share of profit oil includes a component for Yemen income taxes payable by the EAH Partners at a rate of 35%. In 2006, the EAH Partners' share of Block 51 production, including recovery of past costs, was approximately 61%.

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

NIGERIA
Block OPL-222

     In 1998, we acquired a 20% non-operated interest in Block OPL-222, which includes 448,000 acres and is approximately 50 miles offshore in water depths ranging from 600 to 3,500 feet. The ongoing appraisal of the block indicates significant hydrocarbon accumulations based on the drilling results outlined below:

-------------------------------------------------------------------------------------------------------------------------------
YEAR     WELL         LOCATION              RESULTS
-------------------------------------------------------------------------------------------------------------------------------
1998     Ukot-1       Ukot field            encountered three oil-bearing intervals and flowed at restricted rate of 13,900
                      discovery well        bbls/d from two intervals
-------------------------------------------------------------------------------------------------------------------------------
2002     Usan-1       Usan field            encountered several oil-bearing intervals and flowed at restricted rate of 5,000
                      discovery well        bbls/d from one interval
-------------------------------------------------------------------------------------------------------------------------------
2003     Usan-2       3 km west of          appraised up-dip portion of the fault block
                      discovery
-------------------------------------------------------------------------------------------------------------------------------
2003     Usan-3       2 km northwest of     appraised separate fault block and flowed at restricted rate of 5,600 bbls/d from
                      discovery             one interval
-------------------------------------------------------------------------------------------------------------------------------
2003     Ukot-2       3.5 km south of       encountered three oil-bearing intervals
                      discovery
-------------------------------------------------------------------------------------------------------------------------------
2003     Usan-4       5 km south of         flowed at restricted rate of 4,400 bbls/d from first interval and 6,300 bbls/d
                      discovery             from second interval
-------------------------------------------------------------------------------------------------------------------------------
2004     Usan-5       6 km west of          sampled oil in several intervals
                      discovery
-------------------------------------------------------------------------------------------------------------------------------
2004     Usan-6       4 km south of Usan-5  flowed at restricted rate of 5,800 bbls/d from one interval
-------------------------------------------------------------------------------------------------------------------------------
                      9 km southwest of
2005     Usan-7       discovery             confirmed an eastern extension of the field
-------------------------------------------------------------------------------------------------------------------------------
2005     Usan-8       3 km southwest of     confirmed an eastern extension of the field
                      discovery
===============================================================================================================================

     Appraisal of this field is complete. The Nigerian authorities have provisionally approved the preliminary Usan field development plan. We expect the Usan development to be formally sanctioned in 2007, with first production as early as 2010.

                        USAN IS EXPECTED TO BE PRODUCING
            BY 2011, ADDING ABOUT 30,000 BBLS/D TO OUR PRODUCTION.

The development will include a FPSO with storage capacity of two million barrels, capable of handling peak production rates of 160,000 bbls/d of oil. In 2007, we plan to invest approximately $140 million to progress development by completing our cost estimate. We have a 20% interest in this development program. Proved reserves of 30 mmboe before royalties (25 after royalties) comprise approximately 3% of Nexen's total proved oil and gas and Syncrude reserves.

     In 2006, we drilled the deep-water Ukot South well. This well was unsuccessful and the capital costs were expensed.


Block OML-115
     We relinquished this block during the year.

Block OML-109--Ejulebe
     In 2005, we sold our producing assets and terminated our contractual interest in this block.

EQUATORIAL GUINEA--BLOCK K

     We relinquished this block during the year.

OTHER INTERNATIONAL

COLOMBIA

Boqueron Block--Guando

     In 2000, we made our first discovery at Guando on our 20% non-operated Boqueron Block. Boqueron is in the Upper Magdalena Basin of central Colombia, approximately 45 km southwest of Bogota. Our share of 2006 production averaged 6,300 bbls/d before royalties (5,700 after royalties), about 3% of Nexen's total production including Syncrude.

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

Oil and Gas Acreage
                                                                        2006
                        ------------------------------------------------------------------------------------------------------
                                        DEVELOPED                     UNDEVELOPED (1)                         TOTAL
(thousands of acres)              GROSS           NET            GROSS              NET             GROSS                NET
------------------------------------------------------------------------------------------------------------------------------
Yemen (2)                            50            29              756              628               806                657
------------------------------------------------------------------------------------------------------------------------------
Canada                              781           578            2,081            1,095             2,862              1,673
------------------------------------------------------------------------------------------------------------------------------
United States                       183           103            1,396              650             1,579                753
------------------------------------------------------------------------------------------------------------------------------
United Kingdom                       83            27            1,822            1,031             1,905              1,058
------------------------------------------------------------------------------------------------------------------------------
Colombia (4)                          1             -              604              463               605                463
------------------------------------------------------------------------------------------------------------------------------
Nigeria (2), (3)                      -             -              448               90               448                 90
------------------------------------------------------------------------------------------------------------------------------
TOTAL                             1,098           737            7,107            3,957             8,205              4,694
==============================================================================================================================

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

Producing Oil and Gas Wells
                                                                        2006
                      ---------------------------------------------------------------------------------------------------------
                                         OIL                                GAS                                TOTAL
(number of wells)           GROSS (1)          NET (2)           GROSS (1)         NET (2)          GROSS (1)         NET (2)
-------------------------------------------------------------------------------------------------------------------------------
Yemen                             428              249                   -               -                428             249
-------------------------------------------------------------------------------------------------------------------------------
Canada                          2,196            1,519               2,627           2,279              4,823           3,798
-------------------------------------------------------------------------------------------------------------------------------
United States                     191               91                 199             138                390             229
-------------------------------------------------------------------------------------------------------------------------------
United Kingdom                     39               17                   -               -                 39              17
-------------------------------------------------------------------------------------------------------------------------------
Colombia                           91               19                   -               -                 91              19
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                           2,945            1,895               2,826           2,417              5,771           4,312
===============================================================================================================================

NOTES:
(1)  GROSS WELLS ARE THE TOTAL NUMBER OF WELLS IN WHICH WE OWN AN INTEREST.
(2)  NET WELLS ARE THE SUM OF FRACTIONAL INTERESTS OWNED IN GROSS WELLS.

Drilling Activity
                                                                      2006
                       --------------------------------------------------------------------------------------------------------
                                        NET EXPLORATORY                               NET DEVELOPMENT                   TOTAL
(number of net wells)       PRODUCTIVE        DRY HOLES      TOTAL        PRODUCTIVE        DRY HOLES      TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Yemen                              3.0              5.5        8.5              36.0              1.0       37.0         45.5
-------------------------------------------------------------------------------------------------------------------------------
Canada                            35.4              2.2       37.6             214.3              0.7      215.0        252.6
-------------------------------------------------------------------------------------------------------------------------------
United States                      1.6              2.1        3.7               8.3              2.0       10.3         14.0
-------------------------------------------------------------------------------------------------------------------------------
United Kingdom                     0.8              1.7        2.5               5.5                -        5.5          8.0
-------------------------------------------------------------------------------------------------------------------------------
Colombia                             -                -          -               2.0                -        2.0          2.0
-------------------------------------------------------------------------------------------------------------------------------
Nigeria                              -              0.2        0.2                 -                -          -          0.2
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                             40.8             11.7       52.5             266.1              3.7      269.8        322.3
===============================================================================================================================

                                                                        2005
                       --------------------------------------------------------------------------------------------------------
                                        NET EXPLORATORY                               NET DEVELOPMENT                   TOTAL
(number of net wells)       PRODUCTIVE        DRY HOLES      TOTAL        PRODUCTIVE        DRY HOLES      TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Yemen                              0.5              4.6        5.1              33.0              1.6       34.6         39.7
-------------------------------------------------------------------------------------------------------------------------------
Canada                            32.2              8.0       40.2             198.9              0.5      199.4        239.6
-------------------------------------------------------------------------------------------------------------------------------
United States                        -              0.6        0.6               7.2              1.0        8.2          8.8
-------------------------------------------------------------------------------------------------------------------------------
United Kingdom                     0.5              2.1        2.6               1.5                -        1.5          4.1
-------------------------------------------------------------------------------------------------------------------------------
Colombia                             -                -          -               1.8                -        1.8          1.8
-------------------------------------------------------------------------------------------------------------------------------
Nigeria                            0.4              0.2        0.6                 -                -          -          0.6
-------------------------------------------------------------------------------------------------------------------------------
Equatorial Guinea                    -              0.5        0.5                 -                -          -          0.5
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                             33.6             16.0       49.6             242.4              3.1      245.5        295.1
===============================================================================================================================

                                                                         2004
                       --------------------------------------------------------------------------------------------------------
                                        NET EXPLORATORY                              NET DEVELOPMENT                    TOTAL
(number of net wells)       PRODUCTIVE        DRY HOLES       TOTAL        PRODUCTIVE      DRY HOLES        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Yemen                                -              2.0         2.0              37.3            0.5         37.8         39.8
-------------------------------------------------------------------------------------------------------------------------------
Canada                            13.4              1.0        14.4             202.9              -        202.9        217.3
-------------------------------------------------------------------------------------------------------------------------------
United States                      0.3              1.8         2.1              11.0            1.0         12.0         14.1
-------------------------------------------------------------------------------------------------------------------------------
United Kingdom                       -                -           -                 -              -            -            -
-------------------------------------------------------------------------------------------------------------------------------
Colombia                             -                -           -               7.0              -          7.0          7.0
-------------------------------------------------------------------------------------------------------------------------------
Nigeria                            0.4              1.0         1.4                 -              -            -          1.4
-------------------------------------------------------------------------------------------------------------------------------
Equatorial Guinea                    -              0.5         0.5                 -              -            -          0.5
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                             14.1              6.3        20.4             258.2            1.5        259.7        280.1
===============================================================================================================================

Wells in Progress

     At December 31, 2006, we were drilling 5 wells in Yemen (3.6 net), 5 wells in Canada (5 net), 2 wells in the United States (1.6 net), 3 wells in the United Kingdom (1.6 net), and 1 well in Colombia (0.5 net).

Net Sales by Product from Continuing Oil and Gas Operations (including Syncrude)

(Cdn$ millions)                                                                         2006     2005      2004
-----------------------------------------------------------------------------------------------------------------
Conventional Crude Oil and Natural Gas Liquids (NGLs)                                  2,479    2,438     1,697
-----------------------------------------------------------------------------------------------------------------
Synthetic Crude Oil                                                                      446      397       321
-----------------------------------------------------------------------------------------------------------------
Natural Gas                                                                              553      671       534
-----------------------------------------------------------------------------------------------------------------
TOTAL                                                                                  3,478    3,506     2,552
=================================================================================================================

    Crude oil (including synthetic crude oil) and natural gas liquids represent approximately 84% of our oil and gas net sales, while natural gas represents the remaining 16%.

Sales Prices and Production Costs (excluding Syncrude)

                                                 AVERAGE SALES PRICE (1)       AVERAGE PRODUCTION COST (1)
                                                2006       2005      2004        2006     2005     2004
---------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS (Cdn$/bbl)
---------------------------------------------------------------------------------------------------------
  Yemen                                        71.57      62.07     47.59        8.11     6.75     5.64
---------------------------------------------------------------------------------------------------------
  Canada (2)                                   42.79      40.51     36.60       15.50    14.01    11.76
---------------------------------------------------------------------------------------------------------
  United States                                65.80      57.63     46.60        9.45     7.33     6.09
---------------------------------------------------------------------------------------------------------
  United Kingdom                               71.19      60.55     46.81       11.28    14.90     8.26
---------------------------------------------------------------------------------------------------------
  Australia (2)                                    -          -     51.22           -        -    35.73
---------------------------------------------------------------------------------------------------------
  Other Countries                              66.09      59.96     43.07        3.13     6.08     4.09
---------------------------------------------------------------------------------------------------------

NATURAL GAS (Cdn$/mcf)
---------------------------------------------------------------------------------------------------------
  Canada (2)                                    6.49       7.51      5.76        1.65     0.95     0.85
---------------------------------------------------------------------------------------------------------
  United States                                 7.86      10.56      7.89        1.58     1.22     1.02
---------------------------------------------------------------------------------------------------------
  United Kingdom                                7.43       7.86      8.28        1.88     2.48        -
=========================================================================================================

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

     The following table provides a summary of the changes in our proved oil and gas reserves (before royalties) excluding our Syncrude reserves. Refer to page 116 in our 2006 Form 10-K for proved reserves information on an after-royalties basis.

                                                           UNITED      UNITED                  OTHER
(mmboe)                                      CANADA       KINGDOM      STATES     YEMEN    COUNTRIES      TOTAL
-----------------------------------------------------------------------------------------------------------------
December 31, 2005                               117           145          90       105           11        468
-----------------------------------------------------------------------------------------------------------------
  Extension and Discoveries                      11            25           7         4           30         77
-----------------------------------------------------------------------------------------------------------------
  Revisions                                     249            20         (11)       (8)           1        251
-----------------------------------------------------------------------------------------------------------------
  Production                                    (13)           (8)        (13)      (35)          (2)       (71)
-----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2006                               364           182          73        66           40        725
=================================================================================================================

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

PROVED UNDEVELOPED RESERVES

     The following table provides a summary of our proved undeveloped  reserves
(PUDs) for our oil and gas activities at December 31, 2006 and 2005:

                                     BEFORE ROYALTIES        % OF               AFTER ROYALTIES         % OF
(mmboe)                    PUDS       TOTAL PROVED (1)      TOTAL      PUDS     TOTAL PROVED (1)       TOTAL
--------------------------------------------------------------------------------------------------------------
Canada                      216                   364         59%       188                 319          59%
--------------------------------------------------------------------------------------------------------------
United Kingdom               50                   182         27%        50                 182          27%
--------------------------------------------------------------------------------------------------------------
Yemen                         9                    66         14%         5                  38          13%
--------------------------------------------------------------------------------------------------------------
United States                 9                    73         12%         7                  63          11%
--------------------------------------------------------------------------------------------------------------
Other Countries              31                    40         78%        25                  35          71%
--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2006           315                   725         43%       275                 637          43%
==============================================================================================================


Canada                       13                   117         11%        11                 101          11%
--------------------------------------------------------------------------------------------------------------
United Kingdom              128                   145         88%       128                 145          88%
--------------------------------------------------------------------------------------------------------------
Yemen                        23                   105         22%        13                  59          22%
--------------------------------------------------------------------------------------------------------------
United States                15                    90         17%        13                  77          17%
--------------------------------------------------------------------------------------------------------------
Other Countries               1                    11          5%         -                  11           5%
--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2005           180                   468         38%       165                 393          42%
==============================================================================================================

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

BASIS OF RESERVES ESTIMATES

     Reserve estimates in this report are internally prepared. Refer to the section on Critical Accounting Estimates - Oil and Gas Accounting - Reserves Determination on page 62 for a description of our reserves process. As described therein, we have at least 80% of our oil and gas reserve estimates either evaluated or audited annually by independent qualified reserves consultants. The nature and scope of the independent evaluations and audits is determined by agreement between us and the engineering firm. Independent assessments for other companies may, therefore, be different.

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

     We engaged DeGolyer and MacNaughton ("D&M") to evaluate 100% of our reserves before royalties (100% after royalties) for the United Kingdom, Yemen Masila, Yemen Block 51 and Nigeria. A separate opinion was provided on each of these four areas. D&M provided an opinion on each of the areas that the proved reserves estimate prepared by us is, in aggregate, reasonable when compared to their estimate which was prepared in accordance with SEC Rules.

     We engaged McDaniel & Associates Consultants Ltd. ("McDaniel") to evaluate 98% of our Canadian conventional, CBM and bitumen reserves before royalties (98% after royalties) and to audit 100% of our Syncrude mining reserves before royalties (100% after royalties). The properties were selected by management and reviewed with the Reserves Review Committee of the Board. All material properties were selected. McDaniel provided an opinion that the proved reserves estimate prepared by us is, in aggregate, within 10% of their estimate which was prepared in accordance with SEC Rules.

     We engaged Ryder Scott Company ("Ryder Scott") to audit 82% of our U.S. Gulf of Mexico shelf reserves before royalties (82% after royalties). The properties were selected by management and reviewed with the Reserves Review Committee of the Board. All material properties were selected. Ryder Scott provided an opinion that the difference between their estimate and ours is within the range of reasonable differences and that the estimates have been prepared in accordance with SEC Rules.

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

     The high quality of Syncrude's synthetic crude oil allows it to be sold at prices approximating WTI. In 2006, about 40% of the synthetic crude oil was sold to Edmonton area refineries, and the remaining 60% was sold to refineries in Eastern Canada and the mid-western United States.

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

     In 2006, Syncrude's production of marketable synthetic crude oil was 258,400 bbls/d. Nexen's share was 18,700 bbls/d before royalties (16,900 after royalties).

     The following table provides some operating statistics for Syncrude operations:

                                                2006        2005        2004
------------------------------------------------------------------------------
TOTAL MINED VOLUME (1)
------------------------------------------------------------------------------
  Millions of Tons                               428         353         389
------------------------------------------------------------------------------
  Mined Volume to Oil Sands Ratio (1)            2.2         2.1         2.1
------------------------------------------------------------------------------
OIL SANDS PROCESSED
------------------------------------------------------------------------------
  Millions of Tons                               192         169         188
------------------------------------------------------------------------------
  Average Bitumen Grade (weight %)              11.3        11.1        11.1
------------------------------------------------------------------------------
BITUMEN IN MINED OIL SANDS
------------------------------------------------------------------------------
  Millions of Tons                                22          19          21
------------------------------------------------------------------------------
  Average Extraction Recovery (%)                 90          89          87
------------------------------------------------------------------------------
BITUMEN PRODUCTION (2)
------------------------------------------------------------------------------
  Millions of Barrels                            112          94         103
------------------------------------------------------------------------------
  Average Upgrading Yield (%)                     85          85          86
------------------------------------------------------------------------------
GROSS SYNTHETIC CRUDE OIL SHIPPED (3)
------------------------------------------------------------------------------
  Millions of Barrels                             94          78          87
------------------------------------------------------------------------------
NEXEN'S SHARE OF MARKETABLE CRUDE OIL
------------------------------------------------------------------------------
  Millions of Barrels Before Royalties           6.8         5.7         6.3
------------------------------------------------------------------------------
  Millions of Barrels After Royalties            6.2         5.6         6.1
==============================================================================
NOTES:
(1)  INCLUDES PRE-STRIPPING OF MINE AREAS.
(2)  BITUMEN  PRODUCTION  IN  BARRELS  IS EQUAL TO  BITUMEN  IN MINED OIL SANDS
     MULTIPLIED  BY  THE  AVERAGE  EXTRACTION   RECOVERY  AND  THE  APPROPRIATE
     CONVERSION FACTOR.
(3) APPROXIMATELY 1.2% OF THE PRODUCED SYNTHETIC CRUDE OIL IS USED INTERNALLY, PRIMARILY FOR DIESEL THAT FUELS THE TRUCKS AND SHOVELS AT SYNCRUDE. THE REMAINING SYNTHETIC CRUDE OIL IS SOLD EXTERNALLY.

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

     Our marketing strategy is to:

        o obtain competitive pricing on the sale of our oil and gas production;
        o provide market intelligence in support of our oil and gas operations;
        o    provide superior customer service to producers and consumers;
        o capitalize on market opportunities through physical and financial trading; and
        o    optimize physical assets or contracts to which we have access.

     This strategy aligns with our corporate focus on extracting full value from our assets and provides us with the market intelligence needed to deliver current and future oil and gas production to market at competitive pricing.


NORTH AMERICAN GAS MARKETING

     The marketing and trading of North American natural gas is our marketing group's largest revenue source. We focus on key regional markets where we have a strategic presence--solid customer relationships, in-depth understanding of the market or established physical assets. We capture regional opportunities by managing supply, transportation and storage assets for producers and end users. In addition to the fee-for-service income we realize from managing these assets, we generate further revenue by:

        o capitalizing on location spreads (differences in prices between locations) using our transportation assets;
        o capitalizing on time spreads (differences in prices between summer and winter) using our storage assets; and
        o    financial trading of location and time spreads.

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

     In 2003 and 2004, we grew our asset base by acquiring physical gas purchase and sales contracts, as well as natural gas transportation capacity, on favourable terms. This gives us access to new third party gas supply until 2008, pipeline capacity to 2016 and new relationships that have enabled us to negotiate new gas purchase and sales contracts. In 2006, we continued to grow our storage and transportation positions through acquisitions as well as bidding processes. Our position as a physical marketer at multiple delivery points in key markets gives us the flexibility to capitalize on time and location spreads. With pipeline capacity, we can move gas from producing regions to take advantage of price differences. At the end of 2006, we held 3.3 bcf/d of pipeline capacity, primarily between western Canada and the eastern US, and we continue to expand our presence into other markets within North America. We also use storage capacity to store typically cheaper summer gas in the ground until the winter heating season arrives. We had access to 50 bcf of natural gas storage facilities at the end of the year.

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

Average Annual Production Capacity

(short tons)                        2006              2005              2004
------------------------------------------------------------------------------
SODIUM CHLORATE
------------------------------------------------------------------------------
  North America                  446,208           446,208           446,617
------------------------------------------------------------------------------
  Brazil                          68,563            68,563            68,563
------------------------------------------------------------------------------
TOTAL                            514,771           514,771           515,180
------------------------------------------------------------------------------
CHLOR-ALKALI
------------------------------------------------------------------------------
  North America                  356,002           356,002           356,002
------------------------------------------------------------------------------
  Brazil                         109,430           109,430           109,430
------------------------------------------------------------------------------
TOTAL                            465,432           465,432           465,432
==============================================================================

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

     Note: Canadian investors should read the Special Note to Canadian Investors on page 81 in our 2006 Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2007, which highlights differences between our reserve estimates and related disclosures that are otherwise required by Canadian regulatory authorities.

                                                                           PAGE
                                                                           ----

EXECUTIVE SUMMARY                                                           30

CAPITAL INVESTMENT                                                          31

FINANCIAL RESULTS
     Year-to-Year Change in Net Income                                      35
     Oil & Gas and Syncrude
              Production                                                    36
              Commodity Prices                                              39
              Operating Expenses                                            42
              Depreciation, Depletion, Amortization and Impairment          43
              Exploration Expense                                           45
     Oil & Gas and Syncrude Netbacks                                        47
     Energy Marketing                                                       48
     Chemicals                                                              51
     Corporate Expenses                                                     52

OUTLOOK FOR 2007                                                            55

LIQUIDITY AND CAPITAL RESOURCES                                             56

CRITICAL ACCOUNTING ESTIMATES                                               62

NEW ACCOUNTING PRONOUNCEMENTS                                               65

EXECUTIVE SUMMARY
                                                                             2006           2005       2004
(Cdn$ millions)
-------------------------------------------------------------------------------------------------------------
Net Income                                                                    601          1,140        793
-------------------------------------------------------------------------------------------------------------
Earnings per Common Share, Basic ($/share)                                   2.29           4.38       3.08
-------------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities                                         2,374          2,143      1,606
-------------------------------------------------------------------------------------------------------------
Production before Royalties (mboe/d) (1)                                      212            242        250
-------------------------------------------------------------------------------------------------------------
Production after Royalties (mboe/d)                                           156            173        174
-------------------------------------------------------------------------------------------------------------
Capital Investment, including Acquisitions                                  3,408          2,638      4,264
-------------------------------------------------------------------------------------------------------------
Net Debt (2)                                                                4,730          3,639      4,285
-------------------------------------------------------------------------------------------------------------
Average Foreign Exchange Rate (Canadian to US dollar)                        0.88           0.83       0.77
-------------------------------------------------------------------------------------------------------------
Proved Oil and Gas Reserves before Royalties (mmboe) (3)                      725            468        542
-------------------------------------------------------------------------------------------------------------
Proved Oil and Gas Reserves after Royalties (mmboe) (3)                       637            393        451
-------------------------------------------------------------------------------------------------------------
Proved Syncrude Reserves before Royalties (mmboe) (3)                         324            318        301
-------------------------------------------------------------------------------------------------------------
Proved Syncrude Reserves after Royalties (mmboe) (3)                          274            264        255
=============================================================================================================

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

     Strong commodity prices and record results from our energy marketing group contributed to net income and cash flow from operating activities. WTI reached new trading highs during the year and our realized oil and gas price was $62.92/boe, 9% above 2005. The marketing group contributed record results, generating value from the optimization of storage and transportation capacity, as well as financially trading price differences caused by location, product quality and time. At the beginning of the year, the UK government increased the supplementary tax on oil and gas activities in the North Sea. As a result, we recorded $277 million of future income tax expense. Our 2006 income also included $151 million of expense in connection with our Block 51 arbitration. Last year, our net income included gains of $225 million from the sale of Canadian oil and gas properties and a gain of $193 million on the sale of a portion of our interest in our chemicals business.

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

     During 2006, our proved oil and gas and Syncrude reserves additions replaced more than 400% of our oil and gas and Syncrude production (500% after royalties) as shown in the following table:

                                                         BEFORE         AFTER
(mmboe)                                               ROYALTIES      ROYALTIES
-------------------------------------------------------------------------------
PRODUCTION
-------------------------------------------------------------------------------
  Oil and Gas                                                71            51
-------------------------------------------------------------------------------
  Syncrude                                                    7             6
-------------------------------------------------------------------------------
TOTAL                                                        78            57
-------------------------------------------------------------------------------

EXTENSIONS, DISCOVERIES AND REVISIONS
-------------------------------------------------------------------------------
  Oil and Gas                                               328           295
-------------------------------------------------------------------------------
  Syncrude                                                   13            16
-------------------------------------------------------------------------------
TOTAL                                                       341           311
===============================================================================

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

CAPITAL INVESTMENT

(Cdn$ millions)                             ESTIMATED 2007      2006     2005
-------------------------------------------------------------------------------
  Major Development                                  1,000     1,849    1,550
-------------------------------------------------------------------------------
  Early Stage Development                              400       123       54
-------------------------------------------------------------------------------
  New Growth Exploration                               700       491      456
-------------------------------------------------------------------------------
  Core Asset Development                               700       748      524
-------------------------------------------------------------------------------
Total Oil & Gas and Syncrude                         2,800     3,211    2,584
-------------------------------------------------------------------------------
  Marketing, Corporate, Chemicals and Other            100       197       54
-------------------------------------------------------------------------------
TOTAL CAPITAL                                        2,900     3,408    2,638
===============================================================================

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

     As conventional basins in North America mature, we have been transitioning our operations toward less mature basins and unconventional resources. Our key focus areas include the North Sea, Athabasca oil sands, Canadian coalbed methane, Gulf of Mexico, offshore West Africa and the Middle East--areas we believe have attractive fiscal terms and significant remaining opportunity, and where we have some competitive advantage.

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

2006 INVESTMENT PROGRAM

                                                MAJOR       EARLY STAGE        NEW GROWTH       CORE ASSET
(Cdn$ millions)                           DEVELOPMENT       DEVELOPMENT       EXPLORATION      DEVELOPMENT       TOTAL
------------------------------------------------------------------------------------------------------------------------
Oil and Gas
------------------------------------------------------------------------------------------------------------------------
  Synthetic (mainly Long Lake)                  1,050                74                45                -       1,169
------------------------------------------------------------------------------------------------------------------------
  United Kingdom                                  552                14                62               31         659
------------------------------------------------------------------------------------------------------------------------
  Yemen                                             -                 -                37              145         182
------------------------------------------------------------------------------------------------------------------------
  United States                                    31                 -               177              387         595
------------------------------------------------------------------------------------------------------------------------
  Canada                                          167                15               118              140         440
------------------------------------------------------------------------------------------------------------------------
  Other Countries                                   -                20                52                8          80
------------------------------------------------------------------------------------------------------------------------
Syncrude                                           49                 -                 -               37          86
------------------------------------------------------------------------------------------------------------------------
                                                1,849               123               491              748       3,211
------------------------------------------------------------------------------------------------------------------------
Marketing, Corporate and Other                      -                 -                 -              197         197
------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL                                   1,849               123               491              945       3,408
------------------------------------------------------------------------------------------------------------------------
As a % of Total Capital                           54%                4%               14%              28%        100%
========================================================================================================================

2007 ESTIMATED CAPITAL

                                                MAJOR      EARLY STAGE        NEW GROWTH       CORE ASSET
(Cdn$ millions)                           DEVELOPMENT      DEVELOPMENT       EXPLORATION      DEVELOPMENT      TOTAL
------------------------------------------------------------------------------------------------------------------------
Oil and Gas
------------------------------------------------------------------------------------------------------------------------
  Synthetic (mainly Long Lake)                    500              170                 -                -        670
------------------------------------------------------------------------------------------------------------------------
  United Kingdom                                  300                -               125              200        625
------------------------------------------------------------------------------------------------------------------------
  Yemen                                             -                -                50              100        150
------------------------------------------------------------------------------------------------------------------------
  United States                                     -               60               325              200        585
------------------------------------------------------------------------------------------------------------------------
  Canada                                          200                -                50              150        400
------------------------------------------------------------------------------------------------------------------------
  Other Countries                                   -              170               150                -        320
------------------------------------------------------------------------------------------------------------------------
Syncrude                                            -                -                 -               50         50
------------------------------------------------------------------------------------------------------------------------
                                                1,000              400               700              700      2,800
------------------------------------------------------------------------------------------------------------------------
Marketing, Corporate and Other                      -                -                 -              100        100
------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL                                   1,000              400               700              800      2,900
------------------------------------------------------------------------------------------------------------------------
As a % of Total Capital                           34%              14%               24%              28%       100%
========================================================================================================================

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

FINANCIAL RESULTS
YEAR-TO-YEAR CHANGE IN NET INCOME

(Cdn$ millions)                                                        2006 VS 2005      2005 VS 2004
-------------------------------------------------------------------------------------------------------
NET INCOME FOR 2005 AND 2004 (1)                                              1,140               793
-------------------------------------------------------------------------------------------------------
Favourable (unfavourable) variances: (2)
-------------------------------------------------------------------------------------------------------
  Production Volumes, After Royalties
-------------------------------------------------------------------------------------------------------
      Crude Oil                                                                (245)               39
-------------------------------------------------------------------------------------------------------
      Natural Gas                                                               (55)              (55)
-------------------------------------------------------------------------------------------------------
      Change in Crude Oil Inventory                                             (74)                4
-------------------------------------------------------------------------------------------------------
       Total Volume Variance                                                   (374)              (12)
-------------------------------------------------------------------------------------------------------
  Realized Commodity Prices
-------------------------------------------------------------------------------------------------------
      Crude Oil                                                                 325               648
-------------------------------------------------------------------------------------------------------
      Natural Gas                                                              (133)              165
-------------------------------------------------------------------------------------------------------
       Total Price Variance                                                     192               813
-------------------------------------------------------------------------------------------------------
  Oil and Gas Operating Expense
-------------------------------------------------------------------------------------------------------
      Conventional                                                               13               (64)
-------------------------------------------------------------------------------------------------------
      Syncrude                                                                  (35)              (27)
-------------------------------------------------------------------------------------------------------
       Total Operating Expense Variance                                         (22)              (91)
-------------------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and Impairment
-------------------------------------------------------------------------------------------------------
      Oil & Gas and Syncrude                                                    (48)             (308)
-------------------------------------------------------------------------------------------------------
      Other                                                                       4               (19)
-------------------------------------------------------------------------------------------------------
       Total Depreciation, Depletion, Amortization and Impairment
        Impairment Variance                                                     (44)             (327)
-------------------------------------------------------------------------------------------------------
  Exploration Expense                                                          (111)               (5)
-------------------------------------------------------------------------------------------------------
  Energy Marketing Contribution                                                 336                49
-------------------------------------------------------------------------------------------------------
  Chemicals Contribution                                                        (12)               31
-------------------------------------------------------------------------------------------------------
  General and Administrative Expense                                            254              (510)
-------------------------------------------------------------------------------------------------------
  Interest Expense                                                               44                46
-------------------------------------------------------------------------------------------------------
  Current Income Taxes                                                          (29)              (91)
-------------------------------------------------------------------------------------------------------
  Future Income Taxes                                                          (549)              353
-------------------------------------------------------------------------------------------------------
  Other
-------------------------------------------------------------------------------------------------------
      Block 51 Arbitration                                                     (151)                -
-------------------------------------------------------------------------------------------------------
      Business Interruption Insurance Proceeds                                  152                (8)
-------------------------------------------------------------------------------------------------------
      Gains from Divestiture Programs                                          (418)              418
-------------------------------------------------------------------------------------------------------
      Increase (Decrease) in Fair Value of Crude Oil Put Options                185              (252)
-------------------------------------------------------------------------------------------------------
      Other                                                                       8               (67)
-------------------------------------------------------------------------------------------------------
NET INCOME FOR 2006 AND 2005 (1)                                                601             1,140
=======================================================================================================

NOTES:
(1) 2005 AND 2004 INCLUDES RESULTS OF DISCONTINUED OPERATIONS (SEE NOTE 14 TO OUR CONSOLIDATED FINANCIAL STATEMENTS).
(2)  ALL AMOUNTS ARE PRESENTED BEFORE PROVISION FOR INCOME TAXES.

Significant variances in net income are explained in the sections that follow.

OIL & GAS AND SYNCRUDE
PRODUCTION
                                                     2006                          2005                           2004
                                             BEFORE       AFTER            BEFORE        AFTER            BEFORE          AFTER
                                       ROYALTIES (1)  ROYALTIES     ROAYLTIES (1)    ROYALTIES      ROYALTIES (1)     ROYALTIES
-------------------------------------------------------------------------------------------------------------------------------
OIL AND LIQUIDS (mbbls/d)
-------------------------------------------------------------------------------------------------------------------------------
  Yemen                                        92.9        51.8             112.7         60.6             107.3         53.5
-------------------------------------------------------------------------------------------------------------------------------
  Canada (2)                                   20.0        15.8              29.2         22.6              36.2         28.2
-------------------------------------------------------------------------------------------------------------------------------
  United States                                17.0        15.0              22.2         19.6              30.0         26.5
-------------------------------------------------------------------------------------------------------------------------------
  United Kingdom                               16.9        16.9              12.6         12.6               1.5          1.5
-------------------------------------------------------------------------------------------------------------------------------
  Australia (3)                                   -           -                 -            -               2.7          2.5
-------------------------------------------------------------------------------------------------------------------------------
  Other Countries                               6.3         5.7               5.6          5.1               5.3          4.7
-------------------------------------------------------------------------------------------------------------------------------
Syncrude (mbbls/d) (4)                         18.7        16.9              15.5         15.3              17.2         16.6
-------------------------------------------------------------------------------------------------------------------------------
                                              171.8       122.1             197.8        135.8             200.2        133.5

NATURAL GAS (mmcf/d)
-------------------------------------------------------------------------------------------------------------------------------
  Canada (2)                                    108          91               124          101               146          115
-------------------------------------------------------------------------------------------------------------------------------
  United States                                 111          94               116           99               148          126
-------------------------------------------------------------------------------------------------------------------------------
  United Kingdom                                 20          20                23           23                 3            3
-------------------------------------------------------------------------------------------------------------------------------
                                                239         205               263          223               297          244
-------------------------------------------------------------------------------------------------------------------------------

TOTAL (mboe/d)                                  212         156               242          173               250          174
===============================================================================================================================

NOTES:
(1) WE HAVE PRESENTED PRODUCTION VOLUMES BEFORE ROYALTIES AS WE MEASURE OUR PERFORMANCE ON THIS BASIS CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES.
(2) INCLUDES THE FOLLOWING PRODUCTION FROM DISCONTINUED OPERATIONS. SEE NOTE 14 TO OUR CONSOLIDATED FINANCIAL STATEMENTS.

                                                 2006    2005    2004
               -------------------------------------------------------
               Before Royalties
               -------------------------------------------------------
                 Oil and Liquids (mbbls/d)          -     6.7    11.7
               -------------------------------------------------------
                 Natural Gas (mmcf/d)               -      24      47
               -------------------------------------------------------
               After Royalties                      -
               -------------------------------------------------------
                 Oil and Liquids (mbbls/d)          -     5.3     9.0
               -------------------------------------------------------
                Natural Gas (mmcf/d)                -      17      33
               ========================================================

(3) COMPRISES PRODUCTION FROM DISCONTINUED OPERATIONS. SEE NOTE 14 TO OUR CONSOLIDATED FINANCIAL STATEMENTS.
(4)  CONSIDERED A MINING OPERATION FOR US REPORTING PURPOSES.


2006 VS 2005--LOWER PRODUCTION DECREASED NET INCOME BY $374 MILLION

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

     The following table summarizes our production changes year over year:

                                                       BEFORE         AFTER
(mboe/d)                                            ROYALTIES     ROYALTIES
-----------------------------------------------------------------------------
2005 Production                                           242           173
-----------------------------------------------------------------------------
Canada--Disposition of Properties                         (11)           (8)
-----------------------------------------------------------------------------
                                                          231           165
-----------------------------------------------------------------------------
Production changes
-----------------------------------------------------------------------------
  Yemen                                                   (20)           (9)
-----------------------------------------------------------------------------
  Canada                                                   (1)           (1)
-----------------------------------------------------------------------------
  United States                                            (6)           (5)
-----------------------------------------------------------------------------
  United Kingdom                                            4             4
-----------------------------------------------------------------------------
  Colombia                                                  1             1
-----------------------------------------------------------------------------
  Syncrude                                                  3             1
-----------------------------------------------------------------------------
2006 PRODUCTION                                           212           156
=============================================================================

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

                WITH BUZZARD ON STREAM, WE EXPECT UK PRODUCTION
             TO AVERAGE BETWEEN 90,000 AND 100,000 BOE/D IN 2007.

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

COMMODITY PRICES
                                                     2006      2005      2004
-------------------------------------------------------------------------------
CRUDE OIL
-------------------------------------------------------------------------------
  West Texas Intermediate (WTI) (US$/bbl)           66.22     56.58     41.40
-------------------------------------------------------------------------------
  Differentials (1) (US$/bbl)
-------------------------------------------------------------------------------
      Heavy Oil - LLK                               21.79     20.82     13.53
-------------------------------------------------------------------------------
      MARS                                           7.34      6.59      6.15
-------------------------------------------------------------------------------
      Masila                                         3.00      5.71      4.84
-------------------------------------------------------------------------------
      Dated Brent                                    1.08      2.20         -
-------------------------------------------------------------------------------

  Producing Assets (Cdn$/bbl)
-------------------------------------------------------------------------------
      Yemen                                         71.57     62.07     47.59
-------------------------------------------------------------------------------
      Canada                                        42.79     40.51     36.60
-------------------------------------------------------------------------------
      United States                                 65.80     57.63     46.60
-------------------------------------------------------------------------------
      United Kingdom                                71.19     60.55     46.81
-------------------------------------------------------------------------------
      Australia                                         -         -     51.22
-------------------------------------------------------------------------------
      Other Countries                               66.09     59.96     43.07
-------------------------------------------------------------------------------
      Syncrude                                      72.32     71.00     52.80
-------------------------------------------------------------------------------

  Corporate Average (Cdn$/bbl)                      67.50     58.98     45.90
-------------------------------------------------------------------------------

NATURAL GAS
-------------------------------------------------------------------------------
  New York Mercantile Exchange (US$/mmbtu)           6.99      8.99      6.19
-------------------------------------------------------------------------------
  AECO (Cdn$/mcf)                                    6.62      8.04      6.44
-------------------------------------------------------------------------------

   Producing Assets (Cdn$/mcf)
-------------------------------------------------------------------------------
      Canada                                         6.49      7.51      5.76
-------------------------------------------------------------------------------
      United States                                  7.86     10.56      7.89
-------------------------------------------------------------------------------
      United Kingdom                                 7.43      7.86      8.28
-------------------------------------------------------------------------------

  Corporate Average (Cdn$/mcf)                       7.18      8.89      6.85
-------------------------------------------------------------------------------
NEXEN'S AVERAGE REALIZED OIL AND GAS
PRICE (Cdn$/boe)                                    62.92     57.97     44.94
-------------------------------------------------------------------------------

Average Foreign Exchange Rate-Canadian to
US Dollar                                          0.8818    0.8253    0.7683
===============================================================================
NOTE:
(1)  THESE DIFFERENTIALS ARE A DISCOUNT TO WTI.

2006 VS 2005--HIGHER REALIZED PRICES INCREASED NET INCOME $192 MILLION

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

                     WTI REACHED RECORD HIGHS DURING 2006,
                   INCREASING OUR REALIZED CRUDE OIL PRICES.

     Geopolitical events were a dominant theme through the first eight months of the year. Tensions in the Middle East as a result of Iran's uranium enrichment program, on-going violence in Iraq, fighting between Israel and Hezbollah militants in Lebanon, supply outages in Nigeria caused by continued violence and the nationalization of Venezuela's energy industry contributed to increased prices and greater market volatility. Towards the end of the year, however, geopolitical tensions have been discounted by the market following an end to the conflict in Lebanon and doubts the US will move against Iran.

     A number of oil and gas producers have put option price protection programs in place at WTI strike prices ranging from US$45 to US$60/bbl. With falling crude oil prices, these programs get closer to being "in the money". This caused a sell-off in the crude oil markets by various institutions that wrote these options as they attempted to manage their option exposures. This sell-off contributed to the downward pressure on crude prices.

     To mitigate the bearish sentiments for crude oil, OPEC has shown a commitment to its US$50 - $55/bbl basket price by agreeing to reduce production by 1.2 million barrels a day from November 1 and by a further 500,000 barrels a day from February 1, 2007. On the demand side, global oil demand growth remains moderate and is expected to rise by 1.5 million barrels per day in 2007 to 86 million barrels a day. This growth comes mainly from China and India. We expect this demand increase and the commitment from OPEC to lower production to stabilize crude oil prices in the near term.

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

2005 VS 2004--HIGHER REALIZED PRICES ADDED $813 MILLION TO NET INCOME

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

OPERATING EXPENSES
                                                   2006                            2005                            2004
(Cdn$/boe)                                  BEFORE       AFTER            BEFORE           AFTER           BEFORE       AFTER
                                      ROYALTIES (1)  ROYALTIES      ROYALTIES (1)      ROYALTIES     ROAYLTIES (1)  ROYALTIES
-------------------------------------------------------------------------------------------------------------------------------
CONVENTIONAL OIL AND GAS
-------------------------------------------------------------------------------------------------------------------------------
  Yemen                                       4.45        8.11               3.63           6.75             2.80        5.64
-------------------------------------------------------------------------------------------------------------------------------
  Canada                                     10.31       12.73               8.21          10.34             7.12        8.98
-------------------------------------------------------------------------------------------------------------------------------
  United States                               8.17        9.45               6.35           7.33             5.30        6.12
-------------------------------------------------------------------------------------------------------------------------------
  United Kingdom                             11.28       11.28              14.90          14.90             8.26        8.26
-------------------------------------------------------------------------------------------------------------------------------
  Australia                                      -           -                  -              -            32.94       35.73
-------------------------------------------------------------------------------------------------------------------------------
  Other Countries                             2.87        3.13               5.55           6.08             3.76        4.09
-------------------------------------------------------------------------------------------------------------------------------
  Average Conventional                        6.95        9.69               6.03           8.70             5.13        7.59
-------------------------------------------------------------------------------------------------------------------------------

SYNTHETIC CRUDE OIL
  Syncrude                                   27.53       30.43              26.95          27.22            19.89       20.61
-------------------------------------------------------------------------------------------------------------------------------
AVERAGE OIL AND GAS                           8.77       11.96               7.36          10.34             6.15        8.83
===============================================================================================================================

NOTE:
(1) OPERATING EXPENSES PER BOE ARE OUR TOTAL OIL AND GAS OPERATING COSTS DIVIDED BY OUR WORKING INTEREST PRODUCTION BEFORE ROYALTIES. WE USE PRODUCTION BEFORE ROYALTIES TO MONITOR OUR PERFORMANCE CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES.

2006 VS 2005--HIGHER OPERATING EXPENSES DECREASED NET INCOME BY $22 MILLION

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

2005 VS 2004--HIGHER OPERATING EXPENSES DECREASED NET INCOME BY $91 MILLION

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

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                     2006                              2005                          2004
                                         ROYALTIES        ROYALTIES       ROYALTIES        AFTER           BEFORE          AFTER
(Cdn$/boe)                            ROYALTIES (1)       ROYALTIES    ROYALTIES (1)    ROYALTIES    ROYALTIES (1)      ROYALTIES
----------------------------------------------------------------------------------------------------------------------------------
CONVENTIONAL OIL AND GAS
----------------------------------------------------------------------------------------------------------------------------------
  Yemen                                       9.67            17.61            8.56        15.93             4.35           8.77
----------------------------------------------------------------------------------------------------------------------------------
  Canada                                     11.22            13.84            9.26        11.67             9.02          11.37
----------------------------------------------------------------------------------------------------------------------------------
  United States (2)                          16.28            18.84           15.39        17.77            12.93          14.93
----------------------------------------------------------------------------------------------------------------------------------
  United Kingdom                             30.22            30.22           33.25        33.25            22.44          22.44
----------------------------------------------------------------------------------------------------------------------------------
  Australia                                      -                -               -            -             5.82           6.31
----------------------------------------------------------------------------------------------------------------------------------
  Other Countries                             4.30             4.69            6.20         6.79             9.90          10.77
----------------------------------------------------------------------------------------------------------------------------------
  Average Conventional                       13.12            18.30           11.78        17.00             7.87          11.64
----------------------------------------------------------------------------------------------------------------------------------

SYNTHETIC CRUDE OIL
----------------------------------------------------------------------------------------------------------------------------------
  Syncrude                                    4.81             5.32            3.08         3.12             2.75           2.85
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE OIL AND GAS                          12.38            16.88           11.23        15.77             7.52          10.80
==================================================================================================================================

NOTES:
(1) DD&A PER BOE IS OUR DD&A FOR OIL AND GAS OPERATIONS DIVIDED BY OUR WORKING INTEREST PRODUCTION BEFORE ROYALTIES. WE USE PRODUCTION BEFORE ROYALTIES TO MONITOR OUR PERFORMANCE CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES.
(2) DD&A PER BOE EXCLUDES THE IMPAIRMENT CHARGE DESCRIBED IN NOTE 6 OF OUR CONSOLIDATED FINANCIAL STATEMENTS.

2006 VS 2005--HIGHER OIL AND GAS DD&A DECREASED NET INCOME BY $48 MILLION

     Our 2006 DD&A expense includes $93 million ($1.21/boe) of impairment expense primarily related to two natural gas producing properties in the Gulf of Mexico. The impairment was caused by disappointing development programs and negative year-end reserve revisions. The carrying values of the impaired properties have been reduced to their estimated fair value. In addition, our 2006 DD&A expense includes $15 million (2005 --$58 million) relating to the write down of a portion of our purchase price allocation to unproved properties purchased in the North Sea as a result of unsuccessful exploration activities. Our 2006 average depletion rate excluding impairment charges is $12.38/boe, 10% above our 2005 average.

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

EXPLORATION EXPENSE (1)

(Cdn$ millions)                                         2006     2005   2004
------------------------------------------------------------------------------
Seismic                                                  128       53     73
------------------------------------------------------------------------------
Unsuccessful Drilling                                    169      143    125
------------------------------------------------------------------------------
Other                                                     65       55     48
------------------------------------------------------------------------------
TOTAL EXPLORATION EXPENSE                                362      251    246
------------------------------------------------------------------------------

New Growth Exploration                                   491      456    266
------------------------------------------------------------------------------
Geological and Geophysical Costs                         128       53     73
------------------------------------------------------------------------------
TOTAL EXPLORATION EXPENDITURES                           619      509    339
------------------------------------------------------------------------------

Exploration Expense as a % of Exploration Expenditures   58%      49%    73%
==============================================================================
NOTE:
(1) 2005 AND 2004 INCLUDES EXPLORATION EXPENSE FROM DISCONTINUED OPERATIONS. SEE NOTE 14 TO OUR CONSOLIDATED FINANCIAL STATEMENTS.


2006 VS 2005--HIGHER EXPLORATION EXPENSE REDUCED NET INCOME BY $111 MILLION

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

     Our 2005 exploration expense includes costs associated with unsuccessful wells in the Gulf of Mexico, North Sea, offshore West Africa and Yemen. In the Gulf of Mexico, we expensed $44 million for the Vrede well. Vrede, a sub-salt prospect drilled to a total depth of 32,600 feet, encountered non-commercial quantities of hydrocarbons and was temporarily abandoned. We also wrote off costs relating to our Castleton dry hole, together with trailing costs related to the 2004 Crested Butte, Wind River and Fawkes wells. These wells, with the exception of Wind River, were located in the deep water.

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

BEFORE ROYALTIES
                                                                                    2006
($/boe)                                                 YEMEN    CANADA      US       UK   OTHER    SYNCRUDE    TOTAL
-----------------------------------------------------------------------------------------------------------------------
Sales                                                   71.57     40.98   56.12    66.81   66.09       72.32    62.92
-----------------------------------------------------------------------------------------------------------------------
Royalties and Other                                    (32.32)    (7.80)  (7.53)       -   (5.51)      (6.93)  (17.68)
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses                                      (4.45)   (10.31)  (8.17)  (11.28)  (2.87)     (27.53)   (8.77)
-----------------------------------------------------------------------------------------------------------------------
In-country Taxes (1)                                    (8.45)        -       -        -       -           -    (3.72)
-----------------------------------------------------------------------------------------------------------------------
CASH NETBACK                                            26.35     22.87   40.42    55.53   57.71       37.86    32.75
=======================================================================================================================

                                                                                    2005
($/boe)                                                 YEMEN    CANADA      US       UK   OTHER    SYNCRUDE    TOTAL
-----------------------------------------------------------------------------------------------------------------------
Sales                                                   62.07     42.42   60.26    57.83   59.96       71.00    57.97
-----------------------------------------------------------------------------------------------------------------------
Royalties and Other                                    (28.71)    (8.75)  (8.06)       -   (5.23)      (0.71)  (16.70)
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses                                      (3.63)    (8.21)  (6.35)  (14.90)  (5.55)     (26.95)   (7.36)
-----------------------------------------------------------------------------------------------------------------------
In-country Taxes (1)                                    (7.17)        -       -        -       -           -    (3.34)
-----------------------------------------------------------------------------------------------------------------------
CASH NETBACK                                            22.56     25.46   45.85    42.93   49.18       43.34    30.57
=======================================================================================================================

                                                                                    2004
($/boe)                                    AUSTRALIA    YEMEN    CANADA      US       UK   OTHER    SYNCRUDE    TOTAL
-----------------------------------------------------------------------------------------------------------------------
Sales                                          51.22    47.59     35.76   46.94    47.45   43.07       52.80    44.94
-----------------------------------------------------------------------------------------------------------------------
Royalties and Other                            (4.00)  (23.98)    (7.40)  (6.29)       -   (3.49)      (1.84)  (13.65)
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses                            (32.94)   (2.80)    (7.12)  (5.30)   (8.26)  (3.76)     (19.89)   (6.15)
-----------------------------------------------------------------------------------------------------------------------
In-country Taxes (1)                               -    (5.82)        -       -        -       -           -    (2.48)
-----------------------------------------------------------------------------------------------------------------------
CASH NETBACK                                   14.28    14.99     21.24   35.35    39.19   35.82       31.07    22.66
=======================================================================================================================

AFTER ROYALTIES
                                                                                    2006
($/boe)                                                 YEMEN    CANADA      US       UK   OTHER    SYNCRUDE    TOTAL
-----------------------------------------------------------------------------------------------------------------------
Sales                                                   71.57     40.98   56.12    66.81   66.09       72.32    62.92
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses                                      (8.11)   (12.73)  (9.45)  (11.28)  (3.13)     (30.43)  (11.96)
-----------------------------------------------------------------------------------------------------------------------
In-country Taxes (1)                                   (15.40)        -       -        -       -            -   (5.07)
-----------------------------------------------------------------------------------------------------------------------
CASH NETBACK                                            48.06     28.25   46.67    55.53   62.96       41.89    45.89
----------------------------------------------------- --------- --------- ------- -------- ------- ----------- --------

                                                                                      2005
($/boe)                                                   YEMEN    CANADA      US       UK   OTHER    SYNCRUDE    TOTAL
-----------------------------------------------------------------------------------------------------------------------
Sales                                                     62.07     42.42   60.26    57.83   59.96       71.00    57.97
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses                                        (6.75)   (10.34)  (7.33)  (14.90)  (6.08)     (27.22)  (10.34)
-----------------------------------------------------------------------------------------------------------------------
In-country Taxes (1)                                     (13.35)        -       -        -       -           -    (4.69)
-----------------------------------------------------------------------------------------------------------------------
CASH NETBACK                                              41.97     32.08   52.93    42.93   53.88       43.78    42.94
=======================================================================================================================

                                                                                      2004
($/boe)                                       AUSTRALIA    YEMEN    CANADA      US      UK   OTHER    SYNCRUDE   TOTAL
-----------------------------------------------------------------------------------------------------------------------
Sales                                            51.22     47.59     35.76   46.94   47.45   43.07       52.80   44.94
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses                              (35.73)    (5.64)    (8.98)  (6.12)  (8.26)  (4.09)     (20.61)  (8.83)
-----------------------------------------------------------------------------------------------------------------------
In-country Taxes (1)                                 -    (11.72)        -       -       -       -           -   (3.57)
-----------------------------------------------------------------------------------------------------------------------
CASH NETBACK                                     15.49     30.23     26.78   40.82   39.19   38.98       32.19   32.54
=======================================================================================================================

NOTE:
(1) COMPRISES INCOME TAXES PAYABLE IN YEMEN THAT ARE INCLUDED IN THE GOVERNMENT'S SHARE OF PROFIT OIL.

ENERGY MARKETING

   (Cdn$ millions)                                                2006      2005      2004
--------------------------------------------------------------------------------------------
   Physical Sales (1)                                           40,920    37,873    28,554
--------------------------------------------------------------------------------------------
   Physical Purchases (1)                                      (39,925)  (36,988)  (28,074)
--------------------------------------------------------------------------------------------
   Net Financial Transactions (1)                                  314       (38)      128
--------------------------------------------------------------------------------------------
   Net Revenue                                                   1,309       847       608
--------------------------------------------------------------------------------------------
   Transportation Expense                                         (789)     (641)     (451)
--------------------------------------------------------------------------------------------
   Other                                                            20        (2)       (2)
--------------------------------------------------------------------------------------------
NET MARKETING REVENUE                                              540       204       155
--------------------------------------------------------------------------------------------

CONTRIBUTION TO NET MARKETING REVENUE BY PRODUCT TYPE:
--------------------------------------------------------------------------------------------
  North American Natural Gas                                       390       117        93
--------------------------------------------------------------------------------------------
  International Crude Oil                                          114        70        52
--------------------------------------------------------------------------------------------
  North American Power                                              16         8         4
--------------------------------------------------------------------------------------------
  Other                                                             20         9         6
--------------------------------------------------------------------------------------------
NET MARKETING REVENUE                                              540       204       155
--------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and Impairment             (12)      (11)      (10)
--------------------------------------------------------------------------------------------
  General and Administrative                                      (112)      (89)      (58)
--------------------------------------------------------------------------------------------
MARKETING CONTRIBUTION TO INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                   416       104        87
--------------------------------------------------------------------------------------------

NATURAL GAS
--------------------------------------------------------------------------------------------
  Physical Sales Volumes (2) (bcf/d)                               5.4       4.9       4.9
--------------------------------------------------------------------------------------------
  Transportation Capacity (bcf/d)                                  3.3       4.0       3.5
--------------------------------------------------------------------------------------------
  Storage Capacity (bcf)                                            50        30        27
--------------------------------------------------------------------------------------------

CRUDE OIL
--------------------------------------------------------------------------------------------
  Physical Sales Volumes (2) (mbbls/d)                             705       510       465
--------------------------------------------------------------------------------------------
  Storage Capacity (mbbls)                                       1,749       580       408
--------------------------------------------------------------------------------------------

POWER
--------------------------------------------------------------------------------------------
  Physical Sales Volumes - Power (2) (MW/d)                      4,388     2,548     1,191
--------------------------------------------------------------------------------------------
  Generation Capacity (MW/hr)                                       87        53        53
--------------------------------------------------------------------------------------------

VALUE-AT-RISK
--------------------------------------------------------------------------------------------
  Year End                                                          26        24        21
--------------------------------------------------------------------------------------------
  High                                                              33        28        42
--------------------------------------------------------------------------------------------
  Low                                                               17        11        17
--------------------------------------------------------------------------------------------
  Average                                                           23        21        29
============================================================================================

NOTES:
(1)  MARKETING'S   PHYSICAL  SALES,   PHYSICAL   PURCHASES  AND  NET  FINANCIAL
     TRANSACTIONS ARE REPORTED NET ON THE CONSOLIDATED STATEMENT OF INCOME AS MARKETING AND OTHER.
(2)  EXCLUDES INTRA-SEGMENT TRANSACTIONS.


2006 VS 2005--NET MARKETING REVENUE INCREASED NET INCOME BY $336 MILLION

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

COMPOSITION OF NET MARKETING REVENUE

(Cdn$ millions)                                                  2006    2005
-------------------------------------------------------------------------------
Trading Activities                                                520     195
-------------------------------------------------------------------------------
Non-Trading Activities                                             20       9
-------------------------------------------------------------------------------
TOTAL NET MARKETING REVENUE                                       540     204
===============================================================================

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

FAIR VALUE OF DERIVATIVE CONTRACTS

     At December 31, 2006, the fair value of our derivative contracts not designated as hedges totalled $360 million (2005--$169 million). Below is a breakdown of this fair value by valuation method and contract maturity.

                                                                LESS THAN                   MATURITY     MORE THAN
(Cdn$ millions)                                                    1 YEAR    1-3 YEARS     4-5 YEARS       5 YEARS       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Prices
--------------------------------------------------------------------------------------------------------------------------------
  Actively Quoted Markets                                             190          (26)          (21)            -         143
--------------------------------------------------------------------------------------------------------------------------------
  From Other External Sources                                         216           (6)           13            (6)        217
--------------------------------------------------------------------------------------------------------------------------------
  Based on Models and Other Valuation Methods                           -            -             -             -           -
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                 406          (32)           (8)           (6)        360
================================================================================================================================

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

(Cdn$ millions)                                                                                 TOTAL
-------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2005                                                                   169
-------------------------------------------------------------------------------------------------------
  Change in Fair Value of Contracts                                                               576
-------------------------------------------------------------------------------------------------------
  Net Losses (Gains) on Contracts Closed                                                         (385)
-------------------------------------------------------------------------------------------------------
  Changes in Valuation Techniques and Assumptions (1)                                               -
-------------------------------------------------------------------------------------------------------
FAIR VALUE AT DECEMBER 31, 2006                                                                   360
-------------------------------------------------------------------------------------------------------
Unrecognized Gains on Hedges of Future Sale of Gas Inventory at December 31, 2006                  25
-------------------------------------------------------------------------------------------------------
TOTAL OUTSTANDING AT DECEMBER 31, 2006                                                            385
=======================================================================================================

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

NON-TRADING ACTIVITIES

     We enter into fee-for-service contracts related to transportation and storage of third-party oil and gas. We also earn income from our power generation facilities at Balzac and Soderglen. We earned $20 million from our non-trading activities in 2006 (2005--$9 million).

CHEMICALS

(Cdn$ millions)                                           2006    2005   2004
-------------------------------------------------------------------------------
Net Sales                                                  407     398    378
-------------------------------------------------------------------------------
Sales Volumes (thousand short tons)
-------------------------------------------------------------------------------
  Sodium Chlorate                                          487     493    506
-------------------------------------------------------------------------------
  Chlor-alkali                                             451     450    403
-------------------------------------------------------------------------------
Operating Profit (1)                                       124     136    105
-------------------------------------------------------------------------------
Operating Margin (2)                                       30%     34%    28%
-------------------------------------------------------------------------------
Chemicals Contribution to Income from Continuing
  Operations Before Income Taxes                            44      37     40
-------------------------------------------------------------------------------
Capacity Utilization                                       95%     96%    95%
===============================================================================
NOTES:
(1)  TOTAL REVENUES LESS OPERATING COSTS, TRANSPORTATION AND OTHER.
(2)  OPERATING PROFIT DIVIDED BY NET SALES.

2006 VS 2005-- LOWER CHEMICALS OPERATING PROFIT DECREASED NET INCOME BY $12 MILLION

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

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)
(Cdn$ millions)                                                               2006     2005     2004
------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation             345      302      206
------------------------------------------------------------------------------------------------------
Stock-Based Compensation (1)                                                   210      507       93
------------------------------------------------------------------------------------------------------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSE                                       555      809      299
======================================================================================================

NOTE:
(1) INCLUDES TANDEM OPTION PLAN, STOCK OPTIONS FOR OUR US-BASED EMPLOYEES AND STOCK APPRECIATION RIGHTS PLAN.

2006 VS 2005--LOWER COSTS INCREASED NET INCOME BY $254 MILLION

     Our G&A expense before stock-based compensation increased 14% primarily from additional costs to expand our marketing operations into new markets. Acquisitions during the year enabled us to increase our NGL business in North America and to expand our European trading operations. Our G&A expense also includes higher variable compensation stemming from our marketing group's strong performance in 2006.

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

2005 VS 2004--HIGHER COSTS REDUCED NET INCOME BY $510 MILLION

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

INTEREST

(Cdn$ millions)                                     2006       2005      2004
-------------------------------------------------------------------------------
Interest                                             294        275       194
-------------------------------------------------------------------------------
  Less: Capitalized                                 (241)      (178)      (51)
-------------------------------------------------------------------------------
NET INTEREST EXPENSE                                  53         97       143
-------------------------------------------------------------------------------

Effective Rate                                      6.3%       6.4%      6.6%
===============================================================================

2006 VS 2005--LOWER NET INTEREST EXPENSE INCREASED NET INCOME BY $44 MILLION

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

INCOME TAXES

(Cdn$ millions)                                          2006     2005    2004
--------------------------------------------------------------------------------
Current                                                   368      339     248
--------------------------------------------------------------------------------
Future                                                    315     (234)    119
--------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES                          683      105     367
--------------------------------------------------------------------------------

Disclosed as:
--------------------------------------------------------------------------------
Provision for Income Taxes--Continuing Operations         683      234     317
--------------------------------------------------------------------------------
Provision for Income Taxes--Discontinued Operations (1)     -     (129)     50
--------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES                          683      105     367
--------------------------------------------------------------------------------

Effective Rate                                            53%       8%     32%
================================================================================
NOTE:
(1)  SEE NOTE 14 TO OUR CONSOLIDATED FINANCIAL STATEMENTS.


2006 VS 2005--EFFECTIVE TAX RATE INCREASES FROM 8% TO 53%

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

2005 VS 2004--EFFECTIVE TAX RATE DECREASES FROM 32% TO 8%

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

OTHER

(Cdn$ millions)                                                                           2006     2005     2004
------------------------------------------------------------------------------------------------------------------
Block 51 Arbitration                                                                      (151)       -        -
------------------------------------------------------------------------------------------------------------------
Business Interruption Insurance Proceeds                                                   154        2       10
------------------------------------------------------------------------------------------------------------------
Gain on Dilution of Interest in Chemicals Business                                           -      193        -
------------------------------------------------------------------------------------------------------------------
Gain on Disposition of Oil and Gas Assets included as Discontinued Operations                -      225        -
------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Fair Value of Crude Oil Put Options                                 (11)    (196)      56
==================================================================================================================

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

2007 ESTIMATED PRODUCTION

                                              2007 ESTIMATED PRODUCTION              2006 PRODUCTION

                                                BEFORE            AFTER           BEFORE         AFTER
(mboe/d)                                       ROYALTIES        ROYALTIES        ROYALTIES     ROYALTIES
----------------------------------------------------------------------------------------------------------
United States                                 45  -   55        38  -   48              36            31
----------------------------------------------------------------------------------------------------------
United Kingdom                                 90  - 100         90  - 100              20            20
----------------------------------------------------------------------------------------------------------
Yemen                                         60  -   75        35  -   45              93            52
----------------------------------------------------------------------------------------------------------
Canada                                        45  -   50        38  -   42              38            31
----------------------------------------------------------------------------------------------------------
Syncrude                                      20  -   25        18  -   20              19            17
----------------------------------------------------------------------------------------------------------
Other International                           6  -     7        5  -     6               6             5
----------------------------------------------------------------------------------------------------------
TOTAL                                          275 - 305         230 - 260             212           156
==========================================================================================================

CASH FLOW AND SENSITIVITIES

     We expect to generate more than $3.3 billion in cash flow from operating activities in 2007 (before site restoration and geological and geophysical expenditures), assuming the following:

-------------------------------------------------------------------------------
WTI (US$/bbl)                                                            50.00
-------------------------------------------------------------------------------
NYMEX Natural Gas (US$/mmbtu)                                             6.00
-------------------------------------------------------------------------------
Oil & Gas and Syncrude Operating Costs (Cdn$/boe)                         8.00
-------------------------------------------------------------------------------
US to Canadian Dollar Exchange Rate                                       0.88
===============================================================================

     Changes in commodity prices and exchange rates impact our annual cash flow from operating activities as follows:

(Cdn$ millions)
-------------------------------------------------------------------------------
WTI--US$1/bbl Change above US$50                                            73
-------------------------------------------------------------------------------
WTI--US$1/bbl Change below US$50                                            42
-------------------------------------------------------------------------------
NYMEX Natural Gas--US $1.00/mcf Change                                      66
-------------------------------------------------------------------------------
Exchange Rate--$0.01 Change                                                 35
===============================================================================

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE

(Cdn$ millions)                                            2006          2005
-------------------------------------------------------------------------------
NET DEBT (1)
-------------------------------------------------------------------------------
  Bank Debt                                               1,410           171
-------------------------------------------------------------------------------
  Public Senior Notes                                     2,885         2,980
-------------------------------------------------------------------------------
      Senior Debt                                         4,295         3,151
-------------------------------------------------------------------------------
  Subordinated Debt                                         536           536
-------------------------------------------------------------------------------
      Total Debt                                          4,831         3,687
-------------------------------------------------------------------------------
  Less: Cash and Cash Equivalents                          (101)          (48)
-------------------------------------------------------------------------------
TOTAL NET DEBT                                            4,730         3,639
===============================================================================

SHAREHOLDERS' EQUITY (2)                                  4,636         3,996
===============================================================================
NOTES:
(1) INCLUDES ALL OF OUR DEBT AND IS CALCULATED AS LONG-TERM DEBT AND SHORT-TERM BORROWINGS LESS CASH AND CASH EQUIVALENTS.
(2) AT JANUARY 31, 2007, THERE WERE 262,830,108 COMMON SHARES AND US$460 MILLION OF UNSECURED SUBORDINATED SECURITIES OUTSTANDING. THESE
     SUBORDINATED  SECURITIES  MAY BE REDEEMED BY ISSUING  COMMON SHARES AT OUR
     OPTION AFTER NOVEMBER 8, 2008. THE NUMBER OF SHARES ISSUABLE DEPENDS ON THE COMMON SHARE PRICE ON THE REDEMPTION DATE.

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

     The year-over-year change in our net debt results from:

(Cdn$ millions)                                                2006       2005
--------------------------------------------------------------------------------
Capital Investment                                            3,408      2,638
--------------------------------------------------------------------------------
Cash Flow from Operating Activities                          (2,374)    (2,143)
--------------------------------------------------------------------------------
  Excess of Capital Investment over Cash Flow                 1,034        495
--------------------------------------------------------------------------------
Net Proceeds on Disposition of Assets                           (27)      (911)
--------------------------------------------------------------------------------
Net Proceeds from Canexus Initial Public Offering                 -       (301)
--------------------------------------------------------------------------------
Dividends on Common Shares                                       52         52
--------------------------------------------------------------------------------
Issue of Common Shares                                          (48)       (58)
--------------------------------------------------------------------------------
Foreign Exchange Translation of US-dollar Debt and Cash          31       (113)
--------------------------------------------------------------------------------
Other                                                            49        190
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN NET DEBT                               1,091       (646)
================================================================================

     The change in our net debt has increased our leverage levels as reflected in following ratios:

(times)                                             2006       2005      2004
-------------------------------------------------------------------------------
Net Debt to Cash Flow from Operating Activities      2.0        1.7       2.7
-------------------------------------------------------------------------------
Interest Coverage (1)                                9.6        9.7      11.9
===============================================================================
NOTE:
(1) EARNINGS BEFORE INTEREST, TAXES, DD&A AND EXPLORATION EXPENSE DIVIDED BY INTEREST EXPENSE (BEFORE CAPITALIZED INTEREST).

     Our business strategy is focused on value-based growth through full-cycle exploration and development, supplemented by strategic acquisitions when appropriate. We have leveraged our balance sheet in the past to accomplish our growth strategy, as most of our projects have long-cycle times, requiring significant amounts of capital to be invested prior to generating cash flows. Historically, we have been successful with this strategy as we used leverage to:
        o    develop the Masila project in Yemen in 1993;
        o    acquire Wascana in 1997;
        o    repurchase 20 million common shares in 2000;
        o    acquire the remaining interest in Aspen in 2003;
        o    acquire the Buzzard  project and other key assets in the North
             Sea in 2004;
        o build our first phase of Long Lake, scheduled to be on stream in late 2007; and
        o    fund remaining development capital.

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

CHANGE IN WORKING CAPITAL
                                                                     INCREASE/
(Cdn$ millions)                                2006     2005        (DECREASE)
-------------------------------------------------------------------------------
Cash and Cash Equivalents                       101       48               53
-------------------------------------------------------------------------------
Restricted Cash and Margin Deposits             197       70              127
-------------------------------------------------------------------------------
Accounts Receivable                           2,951    3,151             (200)
-------------------------------------------------------------------------------
Inventories and Supplies                        786      504              282
-------------------------------------------------------------------------------
Future Income Tax Assets                        479        -              479
-------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities     (3,879)  (3,727)            (152)
-------------------------------------------------------------------------------
Other                                            (1)     (17)              16
-------------------------------------------------------------------------------
TOTAL                                           634       29              605
===============================================================================

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

(Cdn$ millions)                         2006     2005     2004     2003    2002
--------------------------------------------------------------------------------
Cash Flow from Operating Activities    2,374    2,143    1,606    1,405   1,250
--------------------------------------------------------------------------------
Cash Flow from Investing Activities   (3,388)  (1,864)  (4,013)  (1,219) (1,569)
--------------------------------------------------------------------------------
Surplus (Deficiency)                  (1,014)     279   (2,407)     186    (319)
--------------------------------------------------------------------------------
Cash Flow from Financing Activities    1,081     (274)   1,426    1,006     329
--------------------------------------------------------------------------------
                                          67        5     (981)   1,192      10
================================================================================

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

     Our cash flow is sensitive to changes in commodity prices and exchange rates. For 2007, we expect cash flow of approximately $3.3 billion (before remediation and geological and geophysical expenditures) assuming:

-------------------------------------------------------------------------------
WTI (US$/bbl)                                                            50.00
-------------------------------------------------------------------------------
NYMEX Natural Gas (US$/mmbtu)                                             6.00
-------------------------------------------------------------------------------
US to Canadian Dollar Exchange Rate                                       0.88
===============================================================================

     Changes in commodity prices and exchange rates will impact our cash flow and borrowing requirements. The impact of a variance in any one of the above assumptions on our cash flow is described in the Outlook for 2007 section on page 55.

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

     At December 31, 2006, the average term to maturity of our long-term debt was 16.6 years. We have the following short and long-term debt maturities during the next five years:

(Cdn$ millions)                            2007    2008   2009    2010    2011
-------------------------------------------------------------------------------
Uncommitted Credit Facilities               158       -      -       -       -
-------------------------------------------------------------------------------
Term Credit Facilities (1)                    -       -      -       -   1,078
-------------------------------------------------------------------------------
Canexus LP Term Credit Facilities             -       -      -     174       -
-------------------------------------------------------------------------------
Debentures                                    -       -      -       -       -
-------------------------------------------------------------------------------
Medium Term Notes                           150     125      -       -       -
-------------------------------------------------------------------------------
TOTAL                                       308     125      -     174   1,078
===============================================================================
NOTE:
(1)  $3.6 BILLION AVAILABLE UNTIL 2011.

     With our expected cash flow streams, commodity price and hedging strategies, current levels of liquidity, and access to debt and equity markets, we expect to be able to fund our planned capital programs, dividend requirements and debt repayments, or meet other obligations that may arise from our oil and gas, chemicals and marketing operations.

     In  2006  we  declared   common   share   dividends  of  $0.20  per  share
(2005--$0.20, 2004--$0.20). We expect to declare common share dividends of $0.20 per share in 2007.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

     We assume various contractual obligations and commitments in the normal course of our operations and financing activities. We have considered these obligations and commitments in assessing our cash requirements, as noted in the above discussion of future liquidity. They include:

                                                                LESS THAN      PAYMENTS                  MORE THAN
(Cdn$ millions)                                         TOTAL      1 YEAR     1-3 YEARS     4-5 YEARS      5 YEARS
--------------------------------------------------------------------------------------------------------------------
Short-Term and Long-Term Debt                           4,831         308           125         1,252        3,146
--------------------------------------------------------------------------------------------------------------------
Interest on Long-Term Debt                              4,859         215           406           403        3,835
--------------------------------------------------------------------------------------------------------------------
Operating Leases (1)                                      752          44           236           240          232
--------------------------------------------------------------------------------------------------------------------
Capital Leases                                            119           5            10            10           94
--------------------------------------------------------------------------------------------------------------------
Energy Commodity Contract Liabilities                     524         325           191             8            -
--------------------------------------------------------------------------------------------------------------------
Transportation and Storage Commitments (1)                927         424           262           123          118
--------------------------------------------------------------------------------------------------------------------
Work Commitments and Purchase Obligations (2)           1,460         663           419           218          160
--------------------------------------------------------------------------------------------------------------------
Asset Retirement Obligations                            1,770          21            42            34        1,673
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                  15,242       2,005         1,691         2,288        9,258
====================================================================================================================

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

        o Short-term and long-term debt amounts are included on our December 31, 2006 Consolidated Balance Sheet.

        o Operating leases include the minimum lease payment obligations associated with leases for office space, rail cars, vehicles and our processing agreement that allows our Aspen production to flow through Shell's processing facilities at the Bullwinkle platform. The terms of the processing agreement give Shell an annual option to take payment in cash or in kind. For 2007, Shell has elected to take payment in kind, so the 2007 obligation has been excluded from this table. Instead, it is shown as a royalty and excluded from reserves and production.

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

        o    We  have  $1,770   million  of   undiscounted   asset   retirement
             obligations after inflation. As of December 31, 2006, the discounted value ($704 million) of these estimated obligations has been provided for in our Consolidated Financial Statements (including $21 million of current liabilities). The timing of any payments is difficult to determine with certainty, and the table has been prepared using our best estimates.

        o We have unfunded obligations under our defined benefit pension plans of $122 million (Nexen--$67 million; Canexus--$8 million; Syncrude--$47 million). Our obligations for Nexen and Canexus include $54 million that is unfunded as a result of statutory limitations. These obligations are backed by irrevocable letters of credit.

        o We have excluded obligations on our tandem option and stock appreciation rights programs as the amount and timing of cash payments are indeterminable.

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

CREDIT RATINGS

     Currently, our senior debt is rated Baa2 by Moody's Investor Service, Inc. (Moody's), BBB by Dominion Bond Rating Service (DBRS) and BBB- by Standard & Poor's (S&P). In addition, Moody's and DBRS currently rate our outlook as stable while S&P has a positive outlook. Our strong financial results, ample liquidity and financial flexibility continue to support our credit ratings.

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

     The process of estimating reserves is complex. It requires significant judgments and decisions based on available geological, geophysical, engineering and economic data. To estimate the economically recoverable oil and natural gas reserves and related future net cash flows, we incorporate many factors and assumptions including:

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

     Our reserves are based on internal estimates. To increase our confidence in our estimates, we have at least 80% of our oil and gas and Syncrude reserves either evaluated or audited annually by independent qualified reserves consultants. Given that reserve estimates are based on numerous assumptions, interpretations and judgments, differences frequently arise between the estimates prepared by different qualified estimators. When the initial estimate on the portfolio of properties differs by greater than 10%, we work with the independent reserves consultant to reconcile the difference to within 10%. Estimates pertaining to individual properties within the portfolio often differ by significantly more than 10%, either positively or negatively. We do not attempt to resolve each property to within 10% as it would be time and cost prohibitive given the number of wells in which we have an interest.

     The nature and extent of the independent evaluations and audits, and the results thereof, are provided in the section on Reserves, Production and Related Information on page 18.

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

        o Calculating our unit-of-production depletion rates. Both proved and proved developed reserves estimates are used to determine rates that are applied to each unit-of-production in calculating our depletion expense. Proved reserves are used where a property is acquired and proved developed reserves are used where a property is drilled and developed. In 2006, oil and gas depletion of $741 million was recorded in depletion, depreciation, amortization and impairment expense. If our reserves estimates changed by 10%, our depletion, depreciation, amortization and impairment expense would have changed by approximately $74 million, assuming no other changes to our reserves profiles.

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


PROPERTY, PLANT AND EQUIPMENT--IMPAIRMENT

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

     Cash flow estimates for our impairment assessments require assumptions about two primary elements--future prices and reserves. Our estimates of future prices require significant judgments about highly uncertain future events. Historically, oil and gas prices have exhibited significant volatility--over the last five years, prices for WTI and NYMEX gas have ranged from US$18/bbl to US$79/bbl and US$2/mmbtu to US$16/mmbtu, respectively. Our forecasts for oil and gas revenues are based on prices derived from a consensus of future price forecasts amongst industry analysts and our own assessments. Our estimates of future cash flows generally assume our long-term price forecast and forecast operating and development costs. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment to be a critical accounting estimate. A change in these estimates would impact all except our chemicals and energy marketing businesses.

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

     We made various assumptions in determining the fair values of the acquired company's assets and liabilities. The most significant assumptions and judgments relate to the estimation of the fair value of the oil and gas properties. To determine the fair value of these properties, we estimated (a) oil and gas reserves in accordance with our reserve standards, (b) additional reserves potential and (c) future prices of oil and gas.

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

     These new standards are effective for fiscal years beginning on or after October 1, 2006 and early adoption is permitted. Adoption of these standards as at December 31, 2006 would have the following impact on our Consolidated Financial Statements:

                                                                     INCREASE/
 (Cdn$ millions)                                                    (DECREASE)
--------------------------------------------------------------------------------
Accounts Receivable                                                         25
--------------------------------------------------------------------------------
Future Income Tax Liabilities                                                7
--------------------------------------------------------------------------------
Cumulative Foreign Currency Translation Adjustment                         161
--------------------------------------------------------------------------------
Accumulated Other Comprehensive Income                                    (143)
================================================================================

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

     In December 2006, the AcSB issued two new Sections in relation to financial instruments: Section 3862, FINANCIAL INSTRUMENTS - DISCLOSURES, and
Section 3863, FINANCIAL INSTRUMENTS - PRESENTATION. Both sections will become effective for annual and interim periods beginning on or after October 1, 2007 and will require increased disclosure of financial instruments.

     In December 2006, the AcSB issued Section 1535, CAPITAL DISCLOSURES, requiring disclosure of information about an entity's capital and the objectives, policies, and processes for managing capital. The standard is effective for annual periods beginning on or after October 1, 2007.

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

     The impact of adopting Statement 123(R) on our results for the year ended December 31, 2006 is as follows:

                                                                                PRIOR TO            AFTER
                                                                             ADOPTION OF      ADOPTION OF        INCREASE/
(Cdn$ millions, except per share amounts)                                      FAS 123(R)       FAS 123(R)      (DECREASE)
--------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes--US GAAP                     1,306            1,264             (42)
--------------------------------------------------------------------------------------------------------------------------
Net Income--US GAAP                                                                  608              579             (29)
--------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share--US GAAP ($/share)                                  2.32             2.21           (0.11)
--------------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Common Share--US GAAP ($/share)                                2.26             2.15           (0.11)
==========================================================================================================================

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

     In September 2006, FASB issued Statement 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS. Statement 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan on the balance sheet as an asset or liability and to recognize changes in funded status through comprehensive income. This statement also requires measurement of the funded status of a plan as of the balance sheet date. The recognition and disclosures under Statement 158 are required for fiscal years ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008. We adopted the recognition and disclosure provisions at December 31, 2006 in our US GAAP presentation. We do not expect the adoption of the change in measurement date in 2008 to have a material impact on our results of operations or financial position.

                   F I N A N C I A L    S T A T E M E N T S







              STRONG COMMODITY PRICES AND RECORD RESULTS FROM OUR

              MARKETING GROUP RESULTED IN SOLID FINANCIAL RESULTS

          FOR 2006. CASH FLOW FROM OPERATING ACTIVITIES WAS A RECORD

               $2.4 BILLION, WHILE NET INCOME WAS $601 MILLION.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           PAGE

REPORT OF MANAGEMENT .......................................................85

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS .....................86

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Statement of Income ......................................87
     Consolidated Balance Sheet ............................................88
     Consolidated Statement of Cash Flows ..................................89
     Consolidated Statement of Shareholders' Equity ........................90
     Notes To Consolidated Financial Statements ............................91

SUPPLEMENTARY DATA (UNAUDITED)
     Quarterly Financial Data In Accordance with Canadian and US GAAP .....130
     Oil And Gas Producing Activities and Syncrude Operations .............131

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



/s/ Charles W. Fischer                          /s/ Marvin F. Romanow
-------------------------                       -------------------------------
President and Chief Executive                   Executive Vice President and
Officer                                         Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

    To the Board of Directors and Shareholders of Nexen Inc.:

     We have audited the accompanying consolidated balance sheets of Nexen Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


Calgary, Canada                    /s/ DELOITTE & TOUCHE LLP
February 9, 2007                   Independent Registered Chartered Accountants


COMMENTS BY INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS ON CANADA-UNITED STATES OF AMERICA REPORTING DIFFERENCE

     The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when there are changes in accounting principles that have a material effect on the comparability of the Company's financial statements, such as the change described in Note 1(u) to the consolidated financial statements. Our report to the board of directors and shareholders on the consolidated financial statements of the Company dated February 9, 2007, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.


Calgary, Canada                    /s/ DELOITTE & TOUCHE LLP
February 9, 2007                   Independent Registered Chartered Accountants

                                   NEXEN INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2006

Cdn$ millions, except per share amounts                                        2006          2005         2004
                                                                                        Note 1(u)    Note 1(u)
----------------------------------------------------------------------------------------------------------------
Revenues and Other Income
----------------------------------------------------------------------------------------------------------------
  Net Sales                                                                   3,936         3,932        2,944
----------------------------------------------------------------------------------------------------------------
  Marketing and Other (Note 17)                                               1,450           702          713
----------------------------------------------------------------------------------------------------------------
  Gain on Dilution of Interest in Chemicals Business (Note 2)                     -           193            -
----------------------------------------------------------------------------------------------------------------
                                                                              5,386         4,827        3,657
----------------------------------------------------------------------------------------------------------------
Expenses
----------------------------------------------------------------------------------------------------------------
  Operating                                                                     955           893          722
----------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and Impairment (Note 6)               1,124         1,052          674
----------------------------------------------------------------------------------------------------------------
  Transportation and Other                                                    1,041           796          549
----------------------------------------------------------------------------------------------------------------
  General and Administrative                                                    555           809          299
----------------------------------------------------------------------------------------------------------------
  Exploration                                                                   362           250          243
----------------------------------------------------------------------------------------------------------------
  Interest (Note 8)                                                              53            97          143
----------------------------------------------------------------------------------------------------------------
                                                                              4,090         3,897        2,630
----------------------------------------------------------------------------------------------------------------

Income from Continuing Operations before Income Taxes                         1,296           930        1,027
----------------------------------------------------------------------------------------------------------------

Provision for Income Taxes (Note 18)
----------------------------------------------------------------------------------------------------------------
  Current                                                                       368           339          248
----------------------------------------------------------------------------------------------------------------
  Future                                                                        315          (105)          69
----------------------------------------------------------------------------------------------------------------
                                                                                683           234          317
----------------------------------------------------------------------------------------------------------------

Net Income from Continuing Operations before Non-Controlling Interests          613           696          710
----------------------------------------------------------------------------------------------------------------
  Net Income Attributable to Non-Controlling Interests                           12             8            -
----------------------------------------------------------------------------------------------------------------

Net Income from Continuing Operations                                           601           688          710
----------------------------------------------------------------------------------------------------------------
  Net Income from Discontinued Operations (Note 14)                               -           452           83
----------------------------------------------------------------------------------------------------------------

NET INCOME                                                                      601         1,140          793
----------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS ($/share)
----------------------------------------------------------------------------------------------------------------
  Basic (Note 13)                                                              2.29          2.64         2.76
----------------------------------------------------------------------------------------------------------------
  Diluted (Note 13)                                                            2.24          2.58         2.72
----------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE ($/share)
----------------------------------------------------------------------------------------------------------------
  Basic (Note 13)                                                              2.29          4.38         3.08
----------------------------------------------------------------------------------------------------------------
  Diluted (Note 13)                                                            2.24          4.28         3.04
================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   NEXEN INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2006 AND 2005

Cdn$ millions, except share amounts                            2006        2005
--------------------------------------------------------------------------------
                                                                      Note 1(u)
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
  Current Assets
--------------------------------------------------------------------------------
      Cash and Cash Equivalents                                 101          48
--------------------------------------------------------------------------------
      Restricted Cash and Margin Deposits                       197          70
--------------------------------------------------------------------------------
      Accounts Receivable (Note 4)                            2,951       3,151
--------------------------------------------------------------------------------
      Inventories and Supplies (Note 5)                         786         504
--------------------------------------------------------------------------------
      Future Income Tax Assets (Note 18)                        479           -
--------------------------------------------------------------------------------
      Other                                                      67          51
--------------------------------------------------------------------------------
       Total Current Assets                                   4,581       3,824
--------------------------------------------------------------------------------

   Property, Plant and Equipment (Note 6)                    11,739       9,594
--------------------------------------------------------------------------------
   Goodwill                                                     377         364
--------------------------------------------------------------------------------
   Future Income Tax Assets (Note 18)                           141         410
--------------------------------------------------------------------------------
   Deferred Charges and Other Assets (Note 10)                  318         398
--------------------------------------------------------------------------------

TOTAL ASSETS                                                 17,156      14,590
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
  Current Liabilities
--------------------------------------------------------------------------------
      Short-Term Borrowings (Note 8)                            158           -
--------------------------------------------------------------------------------
      Accounts Payable and Accrued Liabilities                3,879       3,727
--------------------------------------------------------------------------------
      Accrued Interest Payable                                   55          55
--------------------------------------------------------------------------------
      Dividends Payable                                          13          13
--------------------------------------------------------------------------------
       Total Current Liabilities                              4,105       3,795
--------------------------------------------------------------------------------

  Long-Term Debt (Note 8)                                     4,673       3,687
--------------------------------------------------------------------------------
  Future Income Tax Liabilities (Note 18)                     2,468       1,955
--------------------------------------------------------------------------------
  Asset Retirement Obligations (Note 9)                         683         590
--------------------------------------------------------------------------------
  Deferred Credits and Other Liabilities (Note 11)              516         479
--------------------------------------------------------------------------------
  Non-Controlling Interests (Note 2)                             75          88
--------------------------------------------------------------------------------
  Shareholders' Equity (Note 12)
--------------------------------------------------------------------------------
      Common Shares, no par value
--------------------------------------------------------------------------------
       Authorized:    Unlimited
--------------------------------------------------------------------------------
       Outstanding: 2006--262,513,206 shares                     821         732
        2005--261,140,571 shares
--------------------------------------------------------------------------------
      Contributed Surplus                                         4           2
--------------------------------------------------------------------------------
      Retained Earnings                                       3,972       3,423
--------------------------------------------------------------------------------
      Cumulative Foreign Currency Translation Adjustment       (161)       (161)
--------------------------------------------------------------------------------
       Total Shareholders' Equity                             4,636       3,996
--------------------------------------------------------------------------------

  Commitments, Contingencies and Guarantees (Notes 15 and 18)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   17,156      14,590
================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


Approved on behalf of the Board:


/s/ Charles W. Fischer                               /s/ Thomas C. O'Neill
---------------------------                          --------------------------
Director                                             Director

                                   NEXEN INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2006

Cdn$ millions                                                                            2006           2005            2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Note 1(u)       Note 1(u)
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
  Net Income from Continuing Operations                                                   601            688             710
------------------------------------------------------------------------------------------------------------------------------
  Net Income from Discontinued Operations                                                   -            452              83
------------------------------------------------------------------------------------------------------------------------------
  Charges and Credits to Income not Involving Cash (Note 19)                            1,629          1,081             906
------------------------------------------------------------------------------------------------------------------------------
  Exploration Expense                                                                     362            250             243
------------------------------------------------------------------------------------------------------------------------------
  Changes in Non-Cash Working Capital (Note 19)                                          (177)          (195)           (122)
------------------------------------------------------------------------------------------------------------------------------
  Other                                                                                   (41)          (133)           (214)
------------------------------------------------------------------------------------------------------------------------------
                                                                                        2,374          2,143           1,606
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
  Proceeds from Long-Term Notes and Debentures (Note 8)                                     -          1,253           1,779
------------------------------------------------------------------------------------------------------------------------------
  Repayment of Long-Term Notes and Debentures (Note 8)                                    (93)        (1,818)           (300)
------------------------------------------------------------------------------------------------------------------------------
  Proceeds from (Repayment of) Term Credit Facilities, Net                              1,044            (66)             83
------------------------------------------------------------------------------------------------------------------------------
  Proceeds from (Repayment of) Short-Term Borrowings, Net                                 160            (99)            101
------------------------------------------------------------------------------------------------------------------------------
  Redemption of Preferred Securities                                                        -              -            (289)
------------------------------------------------------------------------------------------------------------------------------
  Dividends on Common Shares                                                              (52)           (52)            (52)
------------------------------------------------------------------------------------------------------------------------------
  Issue of Common Shares and Exercise of Options for Shares                                48             58             124
------------------------------------------------------------------------------------------------------------------------------
  Net Proceeds from Canexus Initial Public Offering (Note 2)                                -            301               -
------------------------------------------------------------------------------------------------------------------------------
  Proceeds from Term Credit Facilities of Canexus, Net (Notes 2 and 8)                      2            176               -
------------------------------------------------------------------------------------------------------------------------------
  Other                                                                                   (28)           (27)            (20)
------------------------------------------------------------------------------------------------------------------------------
                                                                                         1,081          (274)          1,426

INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
  Business Acquisitions, Net of Cash Acquired (Note 3)                                    (78)             -          (2,583)
------------------------------------------------------------------------------------------------------------------------------
  Capital Expenditures
------------------------------------------------------------------------------------------------------------------------------
      Exploration and Development                                                      (3,198)        (2,564)         (1,582)
------------------------------------------------------------------------------------------------------------------------------
      Proved Property Acquisitions                                                        (13)           (20)             (4)
------------------------------------------------------------------------------------------------------------------------------
      Chemicals, Corporate and Other                                                     (119)           (54)            (95)
------------------------------------------------------------------------------------------------------------------------------
  Proceeds on Disposition of Assets                                                        27            911              34
------------------------------------------------------------------------------------------------------------------------------
  Changes in Non-Cash Working Capital (Note 19)                                           134            (54)            244
------------------------------------------------------------------------------------------------------------------------------
  Changes in Restricted Cash and Margin Deposits                                         (127)           (70)              -
------------------------------------------------------------------------------------------------------------------------------
  Other                                                                                   (14)           (13)            (27)
------------------------------------------------------------------------------------------------------------------------------
                                                                                       (3,388)        (1,864)         (4,013)
------------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                              (14)           (30)            (33)
------------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                           53            (25)         (1,014)
------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents--Beginning of Year                                                48             73           1,087
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS--END OF YEAR                                                     101             48              73
==============================================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                   NEXEN INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2006

Cdn$ millions                                                                        2006         2005             2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                             Note 1(u)        Note 1(u)
-------------------------------------------------------------------------------------------------------------------------
COMMON SHARES (Note 12)
-------------------------------------------------------------------------------------------------------------------------
  Balance at Beginning of Year                                                        732          637              513
-------------------------------------------------------------------------------------------------------------------------
      Issue of Common Shares                                                           32           29               31
-------------------------------------------------------------------------------------------------------------------------
      Proceeds from Options Exercised for Shares                                       16           29               93
-------------------------------------------------------------------------------------------------------------------------
      Accrued Liability Relating to Options Exercised                                  41           37                -
-------------------------------------------------------------------------------------------------------------------------
  BALANCE AT END OF YEAR                                                              821          732              637
-------------------------------------------------------------------------------------------------------------------------

CONTRIBUTED SURPLUS
-------------------------------------------------------------------------------------------------------------------------
  Balance at Beginning of Year                                                          2            -                1
-------------------------------------------------------------------------------------------------------------------------
      Stock-Based Compensation Expense (Note 12)                                        2            2                2
-------------------------------------------------------------------------------------------------------------------------
      Modification of Stock Option Plan to Tandem Option Plan (Note 12)                 -            -               (3)
-------------------------------------------------------------------------------------------------------------------------
  BALANCE AT END OF YEAR                                                                4            2                -
-------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
-------------------------------------------------------------------------------------------------------------------------
  Balance at Beginning of Year                                                      3,423        2,335            1,594
-------------------------------------------------------------------------------------------------------------------------
      Net Income                                                                      601        1,140              793
-------------------------------------------------------------------------------------------------------------------------
      Dividends on Common Shares                                                      (52)         (52)             (52)
-------------------------------------------------------------------------------------------------------------------------
  BALANCE AT END OF YEAR                                                            3,972        3,423            2,335
-------------------------------------------------------------------------------------------------------------------------

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT
-------------------------------------------------------------------------------------------------------------------------
  Balance at Beginning of Year                                                       (161)        (105)             (33)
-------------------------------------------------------------------------------------------------------------------------
      Translation Adjustment, Net of Income Taxes                                       -          (56)             (72)
-------------------------------------------------------------------------------------------------------------------------
  BALANCE AT END OF YEAR                                                             (161)        (161)            (105)
=========================================================================================================================

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

     The acquisition has been accounted for using the purchase method, and the results of EnCana UK have been consolidated with the results of Nexen from December 1, 2004. The following table shows the allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired:

Purchase Price, Net of Cash Acquired:
-------------------------------------------------------------------------------
  Cash Paid                                                             2,561
-------------------------------------------------------------------------------
  Transaction Costs                                                        22
-------------------------------------------------------------------------------
TOTAL PURCHASE PRICE                                                    2,583
===============================================================================

Purchase Price Allocated as follows:
-------------------------------------------------------------------------------
  Accounts Receivable                                                     310
-------------------------------------------------------------------------------
  Inventories and Supplies                                                 11
-------------------------------------------------------------------------------
  Other Current Assets                                                      2
-------------------------------------------------------------------------------
  Property, Plant and Equipment                                         3,395
-------------------------------------------------------------------------------
  Future Income Tax Assets                                                239
-------------------------------------------------------------------------------
  Goodwill (1)                                                            334
-------------------------------------------------------------------------------
  Deferred Charges and Other Assets                                        12
-------------------------------------------------------------------------------
  Accounts Payable and Accrued Liabilities                               (289)
-------------------------------------------------------------------------------
  Asset Retirement Obligations                                           (134)
-------------------------------------------------------------------------------
  Future Income Tax Liabilities                                        (1,284)
-------------------------------------------------------------------------------
  Deferred Credits and Other Liabilities                                  (13)
-------------------------------------------------------------------------------
TOTAL PURCHASE PRICE ALLOCATED                                          2,583
===============================================================================
NOTE:
(1)  THE AMOUNT OF GOODWILL DEDUCTIBLE FOR TAX PURPOSES IS NIL.

     The unaudited pro forma results for the year ended December 31, 2004 are shown below as if the acquisition had occurred on January 1, 2004. Pro forma results are not necessarily indicative of actual results or future performance.

                                                                          2004
-------------------------------------------------------------------------------
Revenues                                                                 4,258
-------------------------------------------------------------------------------
Net Income                                                                 841
-------------------------------------------------------------------------------
Earnings Per Common Share--Basic ($/share)                                 3.27
-------------------------------------------------------------------------------
Earnings Per Common Share--Diluted ($/share)                               3.23
===============================================================================

4.       ACCOUNTS RECEIVABLE

                                                                                             2006        2005
---------------------------------------------------------------------------------------------------------------
Trade
---------------------------------------------------------------------------------------------------------------
  Marketing                                                                                 2,226       2,400
---------------------------------------------------------------------------------------------------------------
  Oil and Gas                                                                                 600         614
---------------------------------------------------------------------------------------------------------------
  Chemicals and Other                                                                          58          48
---------------------------------------------------------------------------------------------------------------
                                                                                            2,884       3,062
---------------------------------------------------------------------------------------------------------------
Non-Trade                                                                                      80          96
---------------------------------------------------------------------------------------------------------------
                                                                                            2,964       3,158
---------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Receivables                                                            (13)         (7)
===============================================================================================================

TOTAL ACCOUNTS RECEIVABLE                                                                   2,951       3,151
-------------------------------------------------------------------------------- ------------------------------


5.       INVENTORIES AND SUPPLIES

                                                                                             2006        2005
---------------------------------------------------------------------------------------------------------------
Finished Products
---------------------------------------------------------------------------------------------------------------
  Marketing                                                                                   609         320
---------------------------------------------------------------------------------------------------------------
  Oil and Gas                                                                                  21          11
---------------------------------------------------------------------------------------------------------------
  Chemicals and Other                                                                          14          15
---------------------------------------------------------------------------------------------------------------
                                                                                              644         346
---------------------------------------------------------------------------------------------------------------
Work in Process                                                                                 5           6
---------------------------------------------------------------------------------------------------------------
Field Supplies                                                                                137         152
---------------------------------------------------------------------------------------------------------------

TOTAL INVENTORIES AND SUPPLIES                                                                786         504
===============================================================================================================

6.       PROPERTY, PLANT AND EQUIPMENT

                                                2006                                      2005
                                             ACCUMULATED     NET BOOK                  ACCUMULATED     NET BOOK
                                    COST            DD&A        VALUE       COST              DD&A        VALUE
-----------------------------------------------------------------------------------------------------------------
Oil and Gas
-----------------------------------------------------------------------------------------------------------------
  Yemen                              779             599          180        833               546          287
-----------------------------------------------------------------------------------------------------------------
  Yemen--Carried Interest           1,625           1,529           96      1,410             1,295          115
-----------------------------------------------------------------------------------------------------------------
  Canada                           5,216           1,448        3,768      3,631             1,311        2,320
-----------------------------------------------------------------------------------------------------------------
  United States                    2,889           1,445        1,444      2,437             1,159        1,278
-----------------------------------------------------------------------------------------------------------------
  United Kingdom                   4,710             432        4,278      4,013               216        3,797
-----------------------------------------------------------------------------------------------------------------
  Other Countries                    249              78          171        249               119          130
-----------------------------------------------------------------------------------------------------------------
                                  15,468           5,531        9,937     12,573             4,646        7,927
-----------------------------------------------------------------------------------------------------------------
Marketing                            226              47          179        177                72          105
-----------------------------------------------------------------------------------------------------------------
Syncrude                           1,304             179        1,125      1,240               171        1,069
-----------------------------------------------------------------------------------------------------------------
Chemicals                            854             494          360        827               456          371
-----------------------------------------------------------------------------------------------------------------
Corporate and Other                  286             148          138        245               123          122
-----------------------------------------------------------------------------------------------------------------

TOTAL PP&E                        18,138           6,399       11,739     15,062             5,468        9,594
=================================================================================================================

     The above table includes capitalized costs of $6,708 million (2005--$5,211 million) relating to unproved properties and projects under construction or development. These costs are not being depreciated, depleted or amortized. These costs include $2,399 million related to our Buzzard project in the North Sea that began operations in January 2007.

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

RESEARCH AND DEVELOPMENT

     We incurred $53 million (2005--$54 million) in connection with research and development activities related to developing new technologies for increasing oil recoveries. Research costs of $50 million (2005--$44 million) were included in other expense on the Consolidated Statement of Income. The development costs have been deferred and are included in PP&E.

                                                                                   2006         2005
------------------------------------------------------------------------------------------------------
Development Costs Deferred, Beginning of Year                                        25           15
------------------------------------------------------------------------------------------------------
  Deferred in the Year                                                                3           10
------------------------------------------------------------------------------------------------------
  Amortized in the Year                                                               -            -
------------------------------------------------------------------------------------------------------
DEVELOPMENT COSTS DEFERRED, END OF YEAR                                              28           25
======================================================================================================

SUSPENDED WELL COSTS

     The following table shows the changes in capitalized exploratory well costs during the years ended December 31, 2006 and 2005, and does not include amounts that were initially capitalized and subsequently expensed in the same period.

                                                                                   2006         2005
------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                                        252          116
------------------------------------------------------------------------------------------------------
  Additions to Capitalized Exploratory Well Costs Pending the
    Determination of Proved Reserves                                                129          174
------------------------------------------------------------------------------------------------------
  Capitalized Exploratory Well Costs Charged to Expense                             (70)         (27)
------------------------------------------------------------------------------------------------------
  Transfers to Wells, Facilities and Equipment Based on Determination
    of Proved Reserves                                                              (84)          (3)
------------------------------------------------------------------------------------------------------
  Effects of Foreign Exchange                                                        (1)          (8)
------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                              226          252
======================================================================================================

     The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

                                                                                  2006         2005
-----------------------------------------------------------------------------------------------------
  Capitalized for a Period of One Year or Less                                     179          165
-----------------------------------------------------------------------------------------------------
  Capitalized for a Period of Greater than One Year                                 47           87
-----------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                             226          252
=====================================================================================================

Number of Projects that have Exploratory Well Costs Capitalized for a Period
   Greater than One Year                                                             4            3
=====================================================================================================

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


7.       DERIVATIVE INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF DERIVATIVE AND FINANCIAL INSTRUMENTS

     The carrying values, fair values and unrecognized gains or losses on our outstanding derivatives and long-term financial assets and liabilities at December 31 are:

                                                      2006                                           2005
                                    CARRYING                      UNRECOGNIZED       CARRYING                   UNRECOGNIZED
                                       VALUE       FAIR VALUE      GAIN (LOSS)          VALUE    FAIR VALUE      GAIN (LOSS)
------------------------------------------------------------------------------------------------------------------------------
COMMODITY PRICE RISK
------------------------------------------------------------------------------------------------------------------------------
  Non-Trading Activities
------------------------------------------------------------------------------------------------------------------------------
      Crude Oil Put Options               19               19                -              4             4                -
------------------------------------------------------------------------------------------------------------------------------
      Fixed-Price Natural Gas
       Contracts                         (96)             (96)               -           (175)         (175)               -
------------------------------------------------------------------------------------------------------------------------------
      Natural Gas Swaps                   (8)              (8)               -             29            29                -
------------------------------------------------------------------------------------------------------------------------------

  Trading Activities
------------------------------------------------------------------------------------------------------------------------------
      Crude Oil and Natural Gas          372              372                -            161           161                -
------------------------------------------------------------------------------------------------------------------------------
      Future Sale of Gas
       Inventory                           -               25               25              -           (35)             (35)
------------------------------------------------------------------------------------------------------------------------------

FOREIGN CURRENCY RISK
------------------------------------------------------------------------------------------------------------------------------
  Non-Trading Activities                   -                -                -             14            14                -
------------------------------------------------------------------------------------------------------------------------------
  Trading Activities                     (12)             (12)               -              8             8                -
------------------------------------------------------------------------------------------------------------------------------
TOTAL DERIVATIVES                        275              300               25             41             6              (35)
==============================================================================================================================

FINANCIAL ASSETS AND LIABILITIES
  Long-Term Debt                      (4,673)          (4,728)             (55)        (3,687)       (3,863)            (176)
==============================================================================================================================

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

                                            NOTIONAL                          AVERAGE
                                             VOLUMES         TERM         PRICE (WTI)          FAIR VALUE
                                            (bbls/d)                        (US$/bbl)     (Cdn$ millions)
-----------------------------------------------------------------------------------------------------------
WTI Crude Oil Put Options                    105,000         2007                  50                  19
===========================================================================================================

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

                                          NOTIONAL
                                           VOLUMES           TERM               PRICE          FAIR VALUE
                                            (Gj/d)                             ($/Gj)     (Cdn$ millions)
-----------------------------------------------------------------------------------------------------------
Fixed-Price Natural Gas Contracts           15,514           2007                2.46                 (22)
-----------------------------------------------------------------------------------------------------------
                                            15,514      2008-2010           2.56-2.77                 (74)
-----------------------------------------------------------------------------------------------------------
                                                                                                      (96)
===========================================================================================================

     Following the sale of the Canadian oil and gas properties, we entered into natural gas swaps to economically hedge our exposure to the fixed-price natural gas contracts. Any change in fair value is included in marketing and other in the Consolidated Statement of Income.

                                          NOTIONAL
                                           VOLUMES           TERM               PRICE          FAIR VALUE
                                            (Gj/d)                             ($/Gj)     (Cdn$ millions)
-----------------------------------------------------------------------------------------------------------
Natural Gas Swaps                           15,514           2007                7.60                  (6)
-----------------------------------------------------------------------------------------------------------
                                            15,514      2008-2010                7.60                  (2)
-----------------------------------------------------------------------------------------------------------
                                                                                                       (8)
===========================================================================================================

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

                                             HEDGED                          AVERAGE        UNRECOGNIZED
                                            VOLUMES        MONTH               PRICE                GAIN
                                             (mmbtu)                        (US$/mcf)     (Cdn$ millions)
----------------------------------------------------------------------------------------------------------
NYMEX Natural Gas Futures                 5,580,000      January 2007          10.73                  25
==========================================================================================================

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

Other

     The foreign exchange gains or losses related to our designated debt are included in the cumulative foreign currency translation adjustment in shareholders' equity. Our net investment in self-sustaining foreign operations and our designated US-dollar debt at December 31 are as follows:

(US$ millions)                                                   2006     2005
--------------------------------------------------------------------------------
Net Investment in Self-Sustaining Foreign Operations            4,534    4,357
--------------------------------------------------------------------------------
US-Dollar Debt                                                  3,761    2,700
================================================================================

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

(d)      TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING
         ACTIVITIES

     Amounts related to derivative instruments held by our marketing operation are equal to fair value as we use mark-to-market accounting, and are as follows at December 31:

                                                                2006       2005
--------------------------------------------------------------------------------
Accounts Receivable                                              731        382
--------------------------------------------------------------------------------
Deferred Charges and Other Assets 1 (Note 10)                    153        232
--------------------------------------------------------------------------------
TOTAL DERIVATIVE CONTRACT ASSETS                                 884        614
===============================================================================

--------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities                         325        321
--------------------------------------------------------------------------------
Deferred Credits and Other Liabilities 1 (Note 11)               199        124
--------------------------------------------------------------------------------
TOTAL DERIVATIVE CONTRACT LIABILITIES                            524        445
--------------------------------------------------------------------------------

TOTAL DERIVATIVE CONTRACT NET ASSETS 2                           360        169
===============================================================================
NOTES:
(1) THESE DERIVATIVE INSTRUMENTS SETTLE BEYOND 12 MONTHS AND ARE CONSIDERED NON-CURRENT.
(2)  COMPRISED  OF $372  MILLION  (2005--$161  MILLION)  RELATED  TO  COMMODITY
     CONTRACTS AND LOSSES OF $12 MILLION (2005--$8 MILLION) RELATED TO US-DOLLAR FORWARD CONTRACTS AND SWAPS.

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

     Our exchange-traded derivative contracts are subject to margin deposit requirements. We are required to advance cash to counterparties in order to satisfy these requirements. We have margin deposits of $197 million (December 31, 2005--nil), which have been included in restricted cash and margin deposits on our Consolidated Balance Sheet at December 31, 2006.

(e)      INTEREST RATE RISK MANAGEMENT

     We use fixed and floating rate debt to finance our operations. The floating rate debt exposes us to changes in interest payments as interest rates fluctuate. To manage this exposure, we maintain a combination of fixed and floating rate borrowings and facilities. At December 31, 2006, fixed-rate borrowings comprised 73% (2005--95%) of our long-term debt at an effective average rate of 6.3% (2005--6.3%). During the year, we periodically drew on our floating-rate, unsecured, committed term credit facilities. We had no interest rate swaps outstanding in 2006 or 2005.

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


8.       LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                               2006       2005
-------------------------------------------------------------------------------
Canexus LP Term Credit Facilities (US$149 million) (a)          174        171
-------------------------------------------------------------------------------
Term Credit Facilities (US$925 million) (b)                   1,078          -
-------------------------------------------------------------------------------
Debentures, due 2006 (c)                                          -         93
-------------------------------------------------------------------------------
Medium-Term Notes, due 2007 (d)                                 150        150
-------------------------------------------------------------------------------
Medium-Term Notes, due 2008 (e)                                 125        125
-------------------------------------------------------------------------------
Notes, due 2013 (US$500 million) (f)                            583        583
-------------------------------------------------------------------------------
Notes, due 2015 (US$250 million) (g)                            291        292
-------------------------------------------------------------------------------
Notes, due 2028 (US$200 million) (h)                            233        233
-------------------------------------------------------------------------------
Notes, due 2032 (US$500 million) (i)                            583        583
-------------------------------------------------------------------------------
Notes, due 2035 (US$790 million) (j)                            920        921
-------------------------------------------------------------------------------
Subordinated Debentures, due 2043 (US$460 million) (k)          536        536
-------------------------------------------------------------------------------
TOTAL                                                         4,673      3,687
==============================================================================

(a)      CANEXUS LP TERM CREDIT FACILITIES

     Canexus LP has $350 million of committed, secured term credit facilities, which are available until 2010. At December 31, 2006, $174 million (US$149 million) was drawn on these facilities (December 31, 2005--$171 million). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans or US-dollar base rate loans. Interest is payable monthly at floating rates. The term credit facilities are secured by a floating charge debenture over all of Canexus LP's assets and by certain guarantees, security interests and subordination agreements provided by certain affiliates of Canexus LP (which do not include Nexen). During 2006, the weighted-average interest rate on the Canexus LP term credit facilities was 5.9% (2005--4.8%).

(b)      TERM CREDIT FACILITIES

     We have committed, unsecured, term credit facilities of $3.6 billion, which are available until 2011. At December 31, 2006, $1,078 million (US$925 million) was drawn on these facilities (December 31, 2005--nil). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable monthly at floating rates. During 2006, the weighted-average interest rate was 5.7% (2005--4.4%). At December 31, 2006, $294 million of these facilities were utilized to support outstanding letters of credit (December 31, 2005--$250 million).

(c)      DEBENTURES, DUE 2006

     During November 1996, we issued $100 million of unsecured 10 year redeemable debentures. Interest was payable semi-annually at a rate of 6.85%. In December 1996, $50 million of this obligation was effectively converted through a foreign currency swap with a Canadian chartered bank to a US$37 million liability bearing interest at 6.75% for the term of the debentures. In November 2006, we repaid the outstanding debentures of $100 million and realized a gain of $7 million on the foreign currency swap.

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

(l)      LONG-TERM DEBT REPAYMENTS

-------------------------------------------------------------------------------
2007                                                                       150
-------------------------------------------------------------------------------
2008                                                                       125
-------------------------------------------------------------------------------
2009                                                                         -
-------------------------------------------------------------------------------
2010                                                                       174
-------------------------------------------------------------------------------
2011                                                                     1,078
-------------------------------------------------------------------------------
Thereafter                                                               3,146
-------------------------------------------------------------------------------
TOTAL DEBT REPAYMENTS                                                    4,673
===============================================================================

(m)      DEBT COVENANTS

     Some of our debt instruments contain covenants with respect to certain financial ratios and our ability to grant security. At December 31, 2006, we were in compliance with all covenants.

(n)      SHORT-TERM BORROWINGS

     Nexen has uncommitted, unsecured credit facilities of approximately $632 million. At December 31, 2006, $158 million (US$136 million) was drawn under these facilities (December 31, 2005--nil). We have also utilized $252 million of these facilities to support outstanding letters of credit at December 31, 2006 (2005--$468 million). Interest is payable at floating rates. During 2006, the weighted-average interest rate on our short-term borrowings was 5.5% (2005--3.6%).

(o)      INTEREST EXPENSE

                                                     2006       2005      2004
-------------------------------------------------------------------------------
Long-Term Debt                                        275        260       182
-------------------------------------------------------------------------------
Other                                                  19         15        12
-------------------------------------------------------------------------------
Total                                                 294        275       194
-------------------------------------------------------------------------------
  Less: Capitalized                                  (241)      (178)      (51)
-------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                 53         97       143
==============================================================================

     Capitalized interest relates to and is included as part of the cost of oil and gas and Syncrude properties. The capitalization rates are based on our weighted-average cost of borrowings.


9.       ASSET RETIREMENT OBLIGATIONS

     Changes in carrying amounts of the asset retirement obligations associated with our PP&E are as follows:

                                                               2006      2005
-------------------------------------------------------------------------------
Balance at Beginning of Year                                    611       468
-------------------------------------------------------------------------------
  Obligations Assumed with Development Activities                75        72
-------------------------------------------------------------------------------
  Obligations Discharged with Disposed Properties                (1)      (37)
-------------------------------------------------------------------------------
  Expenditures Made on Asset Retirements                        (44)      (34)
-------------------------------------------------------------------------------
  Accretion                                                      37        26
-------------------------------------------------------------------------------
  Revisions to Estimates                                        (10)      138
-------------------------------------------------------------------------------
  Effects of Foreign Exchange                                    36       (22)
-------------------------------------------------------------------------------
BALANCE AT END OF YEAR 1, 2                                     704       611
==============================================================================

NOTES:

(1) OBLIGATIONS DUE WITHIN 12 MONTHS OF $21 MILLION (2005--$21 MILLION) HAVE BEEN INCLUDED IN ACCOUNTS PAYABLE AND ACCRUED LIABILITIES.

(2) OBLIGATIONS RELATING TO OUR OIL AND GAS ACTIVITIES AMOUNT TO $658 MILLION (2005--$564 MILLION) AND OBLIGATIONS RELATING TO OUR CHEMICALS BUSINESS AMOUNT TO $46 MILLION (2005--$47 MILLION).

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

10.      DEFERRED CHARGES AND OTHER ASSETS

                                                              2006       2005
-------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 7d)             153        232
-------------------------------------------------------------------------------
Deferred Financing Costs                                        59         63
-------------------------------------------------------------------------------
Asset Retirement Remediation Fund                               13         14
-------------------------------------------------------------------------------
Crude Oil Put Options (Note 7a)                                 19          4
-------------------------------------------------------------------------------
Other                                                           74         85
-------------------------------------------------------------------------------
TOTAL                                                          318        398
==============================================================================

11.      DEFERRED CREDITS AND OTHER LIABILITIES

                                                              2006       2005
-------------------------------------------------------------------------------
Fixed-Price Natural Gas Contracts (Note 7b)                     74        128
-------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 7d)             199        124
-------------------------------------------------------------------------------
Deferred Transportation Revenue                                 89         87
-------------------------------------------------------------------------------
Stock-Based Compensation Liability                               6         53
-------------------------------------------------------------------------------
Defined Benefit Pension Obligations (Note 16)                   48         39
-------------------------------------------------------------------------------
Capital Lease Obligations                                       48          9
-------------------------------------------------------------------------------
Other                                                           52         39
-------------------------------------------------------------------------------
TOTAL                                                          516        479
==============================================================================

12.      SHAREHOLDERS' EQUITY

(a)      AUTHORIZED CAPITAL

     Authorized share capital consists of an unlimited number of common shares of no par value, and an unlimited number of Class A preferred shares of no par value, issuable in series.

(b)      ISSUED COMMON SHARES AND DIVIDENDS

(thousands of shares)                              2006        2005        2004
--------------------------------------------------------------------------------
Beginning of Year                               261,141     258,399     251,212
--------------------------------------------------------------------------------
Issue of Common Shares for Cash
--------------------------------------------------------------------------------
  Exercise of Tandem Options                        846       1,823       5,902
--------------------------------------------------------------------------------
  Dividend Reinvestment Plan                        276         605         895
--------------------------------------------------------------------------------
  Employee Flow-through Shares                      250         314         390
--------------------------------------------------------------------------------
END OF YEAR                                     262,513     261,141     258,399
===============================================================================

DIVIDENDS DECLARED PER COMMON SHARE ($/share)      0.20        0.20        0.20
--------------------------------------------------------------------------------

CASH CONSIDERATION (Cdn$ millions)
--------------------------------------------------------------------------------
  Exercise of Tandem Options                         16          29          93
--------------------------------------------------------------------------------
  Dividend Reinvestment Plan                         16          20          21
--------------------------------------------------------------------------------
  Employee Flow-through Shares                       16           9          10
--------------------------------------------------------------------------------
                                                     48          58         124
===============================================================================

     At December 31, 2006, there were 498,831 common shares (2005--774,915; 2004--1,379,874) reserved for issuance under the Dividend Reinvestment Plan.

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

     Following the introduction of the AMERICAN JOB CREATION ACT OF 2004 in the US, stock options awarded to our US employees between December 1, 2004 and December 1, 2005 did not include a tandem option cash feature. We use the fair-value method to recognize compensation expense associated with these options. The expense is recognized over the vesting period of the options with a corresponding increase to contributed surplus. This resulted in compensation expense in 2006 of $2 million (2005 --$2 million; 2004--$0.1 million), which was included in general and administrative expense. In 2005, US tax regulations were modified and as a result, tandem options have been issued to our US employees after December 1, 2005. These options are expensed using the intrinsic-method described above.

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

                                                    2006                       2005                        2004
                                                          WEIGHTED                   WEIGHTED                     WEIGHTED
                                                           AVERAGE                    AVERAGE                      AVERAGE
                                                          EXERCISE                 EXERCISE                       EXERCISE
                                            OPTIONS          PRICE       OPTIONS        PRICE      OPTIONS           PRICE
                                         (thousands)    ($/option)   (thousands)   ($/option)   (thousands)     ($/option)
----------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                 15,315             28        16,276           20       18,406              17
----------------------------------------------------------------------------------------------------------------------------
  Granted                                     2,400             63         3,392           55        4,224              25
----------------------------------------------------------------------------------------------------------------------------
  Exercised for Stock                          (846)            18        (1,823)          16       (5,902)             15
----------------------------------------------------------------------------------------------------------------------------
  Surrendered for Cash                       (1,522)            18        (2,089)          17         (289)             17
----------------------------------------------------------------------------------------------------------------------------
  Forfeited                                    (105)            38          (441)          22         (163)             17
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                       15,242             35        15,315           28       16,276              20
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
Options Exercisable at End of Year            9,345             24         8,131           19        8,455              17
----------------------------------------------------------------------------------------------------------------------------
Common Shares Reserved
   for Issuance Under the
   Tandem Option Plan                        16,235                       17,290                    19,172
============================================================================================================================

     The range of exercise prices of options outstanding and exercisable at December 31, 2006 is as follows:

                                                                     OUTSTANDING OPTIONS             EXERCISABLE OPTIONS
                                                                            WEIGHTED    WEIGHTED                 WEIGHTED
                                                                             AVERAGE    AVERAGE                   AVERAGE
                                                               NUMBER OF   EXERCISE        YEARS    NUMBER OF   EXERCISE
                                                                 OPTIONS       PRICE   TO EXPIRY      OPTIONS       PRICE
                                                             (thousands)   ($/option)    (years)   (thousands)  ($/option)
---------------------------------------------------------------------------------------------------------------------------
$5.00 to $9.99                                                       178           9           2          178           9
---------------------------------------------------------------------------------------------------------------------------
$10.00 to $14.99                                                     788          14           2          788          14
---------------------------------------------------------------------------------------------------------------------------
$15.00 to $19.99                                                   3,032          18           3        3,032          18
---------------------------------------------------------------------------------------------------------------------------
$20.00 to $24.99                                                   2,792          23           2        2,462          22
---------------------------------------------------------------------------------------------------------------------------
$25.00 to $29.99                                                   2,768          25           3        1,778          25
---------------------------------------------------------------------------------------------------------------------------
$30.00 to $34.99                                                      14          31           3            2          31
---------------------------------------------------------------------------------------------------------------------------
$35.00 to $39.99                                                       -           -           -            -           -
---------------------------------------------------------------------------------------------------------------------------
$40.00 to $44.99                                                       2          40           4            1          40
---------------------------------------------------------------------------------------------------------------------------
$45.00 to $49.99                                                      13          47           4            5          47
---------------------------------------------------------------------------------------------------------------------------
$50.00 to $54.99                                                   3,254          55           4        1,099          54
---------------------------------------------------------------------------------------------------------------------------
$55.00 to $59.99                                                      12          57           4            -           -
---------------------------------------------------------------------------------------------------------------------------
$60.00 to $64.99                                                   2,383          63           5            -           -
---------------------------------------------------------------------------------------------------------------------------
$65.00 to $69.99                                                       3          66           4            -           -
---------------------------------------------------------------------------------------------------------------------------
$70.00 to $74.99                                                       3          71           5            -           -
---------------------------------------------------------------------------------------------------------------------------
TOTAL OPTIONS                                                     15,242                                9,345
===========================================================================================================================

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

                                                             2006                      2005                     2004
                                                                  WEIGHTED                  WEIGHTED                 WEIGHTED
                                                                   AVERAGE                   AVERAGE                  AVERAGE
                                                                 EXERCISE                  EXERCISE                 EXERCISE
                                                         STARS       PRICE         STARS       PRICE        STARS       PRICE
                                                    (thousands)   ($/StAR)   (thousands)    ($/StAR)   (thousands)   ($/StAR)
-------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                             5,964          30         6,436          22        4,809          18
-------------------------------------------------------------------------------------------------------------------------------
  Granted                                                2,254          63         1,443          55        2,609          25
-------------------------------------------------------------------------------------------------------------------------------
  Exercised for Cash                                    (1,082)         21        (1,455)         19         (867)         16
-------------------------------------------------------------------------------------------------------------------------------
  Forfeited                                               (191)         38          (460)         23         (115)         18
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                   6,945          42         5,964          30        6,436          22
===============================================================================================================================

StARs Exercisable at End
   of Year                                               3,076          27         2,426          21        2,021          17
-------------------------------------------------------------------------------------------------------------------------------

     The range of exercise prices of StARs outstanding and exercisable at December 31, 2006 is as follows:

                                                         OUTSTANDING STARS                           EXERCISABLE STARS
                                                                WEIGHTED
                                                                 AVERAGE          WEIGHTED                           WEIGHTED
                                                                EXERCISE     AVERAGE YEARS                            AVERAGE
                                          NUMBER OF STARS          PRICE         TO EXPIRY   NUMBER OF STARS   EXERCISE PRICE
                                              (thousands)       ($/StAR)           (years)       (thousands)         ($/StAR)
-------------------------------------------------------------------------------------------------------------------------------
$15.00 to $19.99                                      513             17                 1               513               17
-------------------------------------------------------------------------------------------------------------------------------
$20.00 to $24.99                                      991             22                 2               985               22
-------------------------------------------------------------------------------------------------------------------------------
$25.00 to $29.99                                    1,859             25                 3             1,138               25
-------------------------------------------------------------------------------------------------------------------------------
$30.00 to $34.99                                       18             33                 3                 6               33
-------------------------------------------------------------------------------------------------------------------------------
$35.00 to $39.99                                        9             37                 4                 1               37
-------------------------------------------------------------------------------------------------------------------------------
$40.00 to $44.99                                        8             41                 4                 3               41
-------------------------------------------------------------------------------------------------------------------------------
$45.00 to $49.99                                       38             48                 4                12               48
-------------------------------------------------------------------------------------------------------------------------------
$50.00 to $54.99                                    1,256             55                 4               418               55
-------------------------------------------------------------------------------------------------------------------------------
$55.00 to $59.99                                       29             57                 4                 -                -
-------------------------------------------------------------------------------------------------------------------------------
$60.00 to $64.99                                    2,213             63                 5                 -                -
-------------------------------------------------------------------------------------------------------------------------------
$65.00 to $69.99                                       11             66                 4                 -                -
-------------------------------------------------------------------------------------------------------------------------------
TOTAL STARS                                         6,945                                              3,076
===============================================================================================================================

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

(millions of shares)                                                     2006       2005      2004
----------------------------------------------------------------------------------------------------
Weighted-Average Number of Common Shares Outstanding                    262.1      260.4     257.3
----------------------------------------------------------------------------------------------------
Shares Issuable Pursuant to Stock Options                                13.9       13.4      13.1
----------------------------------------------------------------------------------------------------
Shares to be Purchased from Proceeds of Stock Options                    (7.1)      (7.4)     (9.8)
----------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING            268.9      266.4     260.6
====================================================================================================

     In calculating the weighted-average number of diluted common shares outstanding for the year ended December 31, 2006, we excluded 211,283 options (2005--280,708; 2004--348,200), because their exercise price was greater than the annual average common share market price in those periods. During the last three years, outstanding stock options were the only potential dilutive instruments.

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

                                                                 2005                 2004
                                                               CANADA     CANADA   AUSTRALIA  TOTAL
-----------------------------------------------------------------------------------------------------
Revenues and Other Income
-----------------------------------------------------------------------------------------------------
  Net Sales                                                       154        232         75     307
-----------------------------------------------------------------------------------------------------
  Marketing and Other                                               -          1          -       1
-----------------------------------------------------------------------------------------------------
  Gain on Disposition of Assets                                   225          -          -       -
-----------------------------------------------------------------------------------------------------
                                                                  379        233         75     308
-----------------------------------------------------------------------------------------------------
Expenses
-----------------------------------------------------------------------------------------------------
  Operating                                                        27         40         53      93
-----------------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and Impairment             28         70          9      79
-----------------------------------------------------------------------------------------------------
  Exploration Expense                                               1          3          -       3
-----------------------------------------------------------------------------------------------------
Income before Income Taxes                                        323        120         13     133
-----------------------------------------------------------------------------------------------------
  Provision for Future Income Taxes                              (129)        50          -      50
-----------------------------------------------------------------------------------------------------
NET INCOME FROM DISCONTINUED OPERATIONS                           452         70         13      83
=====================================================================================================

EARNINGS PER COMMON SHARE ($/share)
-----------------------------------------------------------------------------------------------------
  Basic (Note 13)                                                1.74       0.27       0.05    0.32
-----------------------------------------------------------------------------------------------------
  Diluted (Note 13)                                              1.70       0.27       0.05    0.32
=====================================================================================================

     There were no assets and liabilities related to discontinued operations as at December 31, 2006.

15.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

                                                  2007   2008   2009    2010   2011   THEREAFTER
--------------------------------------------------------------------------------------------------
Operating Leases                                    44    109    127     123    117          232
--------------------------------------------------------------------------------------------------
Transportation and Storage Commitments             424    165     97      70     53          118
--------------------------------------------------------------------------------------------------
                                                   468    274    224     193    170          350
==================================================================================================

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

     During 2006, total rental expense was $49 million (2005--$47 million; 2004--$45 million).

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

                                                                             2006                            2005
                                                                NEXEN     CANEXUS    SYNCRUDE    NEXEN    CANEXUS    SYNCRUDE
-------------------------------------------------------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION (PBO)
-------------------------------------------------------------------------------------------------------------------------------
  Beginning of Year                                               223          49         109      217          -          91
-------------------------------------------------------------------------------------------------------------------------------
      Service Cost                                                 16           3           5       15          1           4
-------------------------------------------------------------------------------------------------------------------------------
      Interest Cost                                                12           3           5       12          1           5
-------------------------------------------------------------------------------------------------------------------------------
      Plan Participants' Contributions                              3           1           1        3          -           1
-------------------------------------------------------------------------------------------------------------------------------
      Actuarial Loss/(Gain)                                         9           2           -       33         (2)         11
-------------------------------------------------------------------------------------------------------------------------------
      Benefits Paid                                               (11)          -          (4)      (8)         -          (3)
-------------------------------------------------------------------------------------------------------------------------------
      Transfer to Canexus                                           -           -           -      (49)        49           -
-------------------------------------------------------------------------------------------------------------------------------
  END OF YEAR 1                                                   252          58         116      223         49         109
===============================================================================================================================

CHANGE IN FAIR VALUE OF PLAN ASSETS
-------------------------------------------------------------------------------------------------------------------------------
  Beginning of Year                                               146          40          58      171          -          50
-------------------------------------------------------------------------------------------------------------------------------
      Actual Return on Plan Assets                                 23           6           8       18          -           6
-------------------------------------------------------------------------------------------------------------------------------
      Employer's Contribution                                      24           3           5        2          -           4
-------------------------------------------------------------------------------------------------------------------------------
      Plan Participants' Contributions                              3           1           1        3          -           1
-------------------------------------------------------------------------------------------------------------------------------
      Benefits Paid                                               (11)          -          (3)      (8)         -          (3)
-------------------------------------------------------------------------------------------------------------------------------
      Transfer to Canexus                                           -           -           -      (40)        40           -
-------------------------------------------------------------------------------------------------------------------------------
  END OF YEAR                                                     185          50          69      146         40          58
===============================================================================================================================

RECONCILIATION OF FUNDED STATUS
-------------------------------------------------------------------------------------------------------------------------------
  Funded Status 2                                                 (67)         (8)        (47)     (77)        (9)        (51)
-------------------------------------------------------------------------------------------------------------------------------
  Unamortized Transitional Obligation                               -           -           -        1          -           -
-------------------------------------------------------------------------------------------------------------------------------
  Unamortized Prior Service Costs                                   3           -           -        3          -           -
  Unamortized Net Actuarial Loss                                   39           7          32       44          9          38
-------------------------------------------------------------------------------------------------------------------------------
PENSION LIABILITY                                                 (25)         (1)        (15)     (29)         -         (13)
===============================================================================================================================

PENSION LIABILITY RECOGNIZED
-------------------------------------------------------------------------------------------------------------------------------
  Deferred Charges and Other Assets                                10           -           -        -          -           -
-------------------------------------------------------------------------------------------------------------------------------
  Accounts Payable and Accrued Liabilities                         (1)          -          (2)      (1)         -          (2)
-------------------------------------------------------------------------------------------------------------------------------
  Other Deferred Credits and Liabilities (Note 11)                (34)         (1)        (13)     (28)         -         (11)
-------------------------------------------------------------------------------------------------------------------------------
PENSION LIABILITY                                                 (25)         (1)        (15)     (29)         -         (13)
===============================================================================================================================

Assumptions (%)
-------------------------------------------------------------------------------------------------------------------------------
  Accrued Benefit Obligation at December 31
-------------------------------------------------------------------------------------------------------------------------------
      Discount Rate                                                       5.00       5.00    5.00    5.25       5.25       5.00
-------------------------------------------------------------------------------------------------------------------------------
      Long-Term Rate of Employee Compensation Increase                    4.00       4.00    4.00    4.00       4.00       4.00
-------------------------------------------------------------------------------------------------------------------------------
  Benefit Cost for Year Ended December 31 3
-------------------------------------------------------------------------------------------------------------------------------
      Discount Rate                                                       5.25       5.25    5.00    5.00       5.00       5.00
-------------------------------------------------------------------------------------------------------------------------------
      Long-Term Rate of Employee Compensation Increase                    4.00       4.00    4.00    4.00       4.00       4.00
-------------------------------------------------------------------------------------------------------------------------------
      Long-Term Annual Rate of Return on Plan Assets 4                    7.00       6.50    8.50    7.00       6.50       8.50
===============================================================================================================================

NOTES:
(1) THE ACCUMULATED BENEFIT OBLIGATIONS (THE PROJECTED BENEFIT OBLIGATION EXCLUDING FUTURE SALARY INCREASES) OF THE NEXEN AND CANEXUS PLANS WERE $180 MILLION AND $44 MILLION AT DECEMBER 31, 2006, RESPECTIVELY
     (2005--$161 MILLION AND $36 MILLION, RESPECTIVELY). NEXEN'S SUPPLEMENTAL PENSION PLAN'S ACCUMULATED BENEFIT OBLIGATION WAS $35 MILLION AT DECEMBER 31, 2006 (2005--$29 MILLION). NEXEN'S SHARE OF SYNCRUDE'S EMPLOYEE PENSION PLAN'S ACCUMULATED BENEFIT OBLIGATION WAS $89 MILLION AT DECEMBER 31, 2006 (2005--$82 MILLION).
(2) INCLUDES UNFUNDED OBLIGATIONS FOR SUPPLEMENTAL BENEFITS TO THE EXTENT THAT THE BENEFIT IS LIMITED BY STATUTORY GUIDELINES. AT DECEMBER 31, 2006, THE PBO FOR NEXEN'S SUPPLEMENTAL BENEFITS WAS $53 MILLION (2005--$43 MILLION) AND $1 MILLION FOR CANEXUS (2005--$1 MILLION).
(3) THE ASSUMPTIONS HAVE BEEN USED TO CALCULATE THE RECOGNIZED EXPENSE FOR NEXEN AND CANEXUS. THERE WERE NO CHANGES TO THE ASSUMPTIONS BETWEEN THE MEASUREMENT DATE AND DECEMBER 31, 2006. SYNCRUDE'S MEASUREMENT DATE WAS DECEMBER 31, 2006.
(4) THE LONG-TERM ANNUAL RATE OF RETURN ON PLAN ASSETS ASSUMPTION IS BASED ON A MIX OF HISTORICAL MARKET RETURNS FOR DEBT AND EQUITY SECURITIES.

Net Pension Expense Recognized Under Our Defined Benefit Pension Plans

                                                                            2006     2005    2004
---------------------------------------------------------------------------------------------------
NEXEN
---------------------------------------------------------------------------------------------------
      Cost of Benefits Earned by Employees                                    16       15       8
---------------------------------------------------------------------------------------------------
      Interest Cost on Benefits Earned                                        12       12      12
---------------------------------------------------------------------------------------------------
      Actual Return on Plan Assets                                           (23)     (18)    (16)
---------------------------------------------------------------------------------------------------
      Actuarial Losses                                                         9       33      10
---------------------------------------------------------------------------------------------------
  Pension Expense Before Adjustments for the Long-Term Nature of
         Employee Future Benefit Costs                                        14       42      14
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Expected Return on Plan Assets            12        8       5
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Recognized Actuarial Losses               (7)     (32)    (10)
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Recognized Past Service Costs              1        -       1
---------------------------------------------------------------------------------------------------
  NET PENSION EXPENSE                                                         20       18      10
===================================================================================================

CANEXUS
---------------------------------------------------------------------------------------------------
      Cost of Benefits Earned by Employees                                     3        1       -
---------------------------------------------------------------------------------------------------
      Interest Cost on Benefits Earned                                         3        1       -
---------------------------------------------------------------------------------------------------
      Actual Return on Plan Assets                                            (6)       -       -
---------------------------------------------------------------------------------------------------
      Actuarial (Gains)/Losses                                                 2       (2)      -
---------------------------------------------------------------------------------------------------
  Pension Expense Before Adjustments for the Long-Term Nature of
         Employee Future Benefit Costs                                         2        -       -
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Expected Return on Plan Assets             3       (1)      -
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Recognized Actuarial Gains                (2)       2       -
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Recognized Past Service Costs              -        -       -
---------------------------------------------------------------------------------------------------
  NET PENSION EXPENSE                                                          3        1       -
===================================================================================================

SYNCRUDE
---------------------------------------------------------------------------------------------------
      Cost of Benefits Earned by Employees                                     5        4       3
---------------------------------------------------------------------------------------------------
      Interest Cost on Benefits Earned                                         5        5       5
---------------------------------------------------------------------------------------------------
      Actual Return on Plan Assets                                            (8)      (6)     (5)
---------------------------------------------------------------------------------------------------
      Actuarial Losses                                                         -       11       7
---------------------------------------------------------------------------------------------------
  Pension Expense Before Adjustments for the Long-Term Nature of
         Employee Future Benefit Costs                                         2       14      10
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Expected Return on Plan Assets             3        2       1
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Recognized Actuarial Losses                2       (8)     (6)
---------------------------------------------------------------------------------------------------
      Difference Between Actual and Recognized Past Service Costs              -        -       -
---------------------------------------------------------------------------------------------------
  NET PENSION EXPENSE                                                          7        8       5
===================================================================================================

TOTAL NET PENSION EXPENSE                                                     30       27      15
===================================================================================================

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

     Syncrude's pension plan is governed and administered separately from ours. Syncrude's investment assets are subject to similar investment goals, policies and strategies.

                                                       EXPECTED
(%)                                                        2007    2006   2005
-------------------------------------------------------------------------------
NEXEN
-------------------------------------------------------------------------------
  Equity Securities                                          65      60     60
-------------------------------------------------------------------------------
  Debt Securities                                            35      40     40
-------------------------------------------------------------------------------
  Real Estate                                                 -       -      -
-------------------------------------------------------------------------------
  Other                                                       -       -      -
-------------------------------------------------------------------------------
TOTAL                                                       100     100    100
===============================================================================

-------------------------------------------------------------------------------
CANEXUS
-------------------------------------------------------------------------------
  Equity Securities                                          50      60     60
-------------------------------------------------------------------------------
  Debt Securities                                            50      40     40
-------------------------------------------------------------------------------
  Real Estate                                                 -       -      -
-------------------------------------------------------------------------------
  Other                                                       -       -      -
-------------------------------------------------------------------------------
TOTAL                                                       100     100    100
===============================================================================

-------------------------------------------------------------------------------
SYNCRUDE
-------------------------------------------------------------------------------
  Equity Securities                                          70      70     70
-------------------------------------------------------------------------------
  Debt Securities                                            30      30     30
-------------------------------------------------------------------------------
  Real Estate                                                 -       -      -
-------------------------------------------------------------------------------
  Other                                                       -       -      -
-------------------------------------------------------------------------------
TOTAL                                                       100     100    100
===============================================================================

(c)      DEFINED CONTRIBUTION PENSION PLANS

     Under these plans, pension benefits are based on plan contributions. During 2006, Canadian pension expense for these plans was $4 million (2005--$4 million; 2004--$4 million). During 2006, US pension expense for these plans was $4 million (2005--$4 million; 2004--$3 million).

(d)      POST-RETIREMENT BENEFITS

     Nexen provides certain post-retirement benefits, including group life and supplemental health insurance, to eligible employees and their dependents. These costs are fully accrued as compensation in the period employees work; however, these future obligations are not funded. The present value of Nexen employees' future post retirement benefits at December 31, 2006 was $6 million (2005--$4 million) and $2 million for Canexus (2005--$2 million).

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

Defined Benefit Contributions                          EXPECTED
                                                           2007    2006   2005
-------------------------------------------------------------------------------
  Nexen                                                      11      24      2
-------------------------------------------------------------------------------
  Canexus                                                     2       3      -
-------------------------------------------------------------------------------
  Syncrude                                                    5       5      4
-------------------------------------------------------------------------------
TOTAL FUNDING CONTRIBUTIONS                                  18      32      6
===============================================================================

     Our most recent funding valuation was prepared as of June 30, 2006. Our next funding valuation is required by June 30, 2009. Canexus' most recent funding valuation was prepared as of August 18, 2005, and their next funding valuation is required by December 31, 2007. Syncrude's most recent funding valuation was prepared as of December 31, 2006, and their next funding valuation is December 31, 2008.

     Our total benefit payments in 2006 were $11 million for Nexen (2005--$8 million). Our share of Syncrude's total benefit payments in 2006 was $4 million (2005--$3 million). Our estimated future payments are as follows:

                                                   DEFINED BENEFIT                      OTHER
                                            NEXEN     CANEXUS    SYNCRUDE    NEXEN    CANEXUS    SYNCRUDE
-----------------------------------------------------------------------------------------------------------
2007                                            9           1           3        1          -           -
-----------------------------------------------------------------------------------------------------------
2008                                            9           1           3        2          -           -
-----------------------------------------------------------------------------------------------------------
2009                                           10           1           4        2          -           -
-----------------------------------------------------------------------------------------------------------
2010                                           11           1           4        2          -           -
-----------------------------------------------------------------------------------------------------------
2011                                           11           2           4        2          -           -
-----------------------------------------------------------------------------------------------------------
2012--2016                                     71          15          29       18          -           1
===========================================================================================================

17.      MARKETING AND OTHER

                                                                              2006       2005        2004
-----------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                                       1,309        847         608
-----------------------------------------------------------------------------------------------------------
Business Interruption Insurance Proceeds (1)                                   154          2          10
-----------------------------------------------------------------------------------------------------------
Change in Fair Value of Crude Oil Put Options                                  (11)      (196)         56
-----------------------------------------------------------------------------------------------------------
Interest                                                                        36         29          12
-----------------------------------------------------------------------------------------------------------
Foreign Exchange Losses                                                        (72)       (19)        (13)
-----------------------------------------------------------------------------------------------------------
Gains on Disposition of Assets (2)                                               4          4          24
-----------------------------------------------------------------------------------------------------------
Other                                                                           30         35          16
-----------------------------------------------------------------------------------------------------------
TOTAL MARKETING AND OTHER                                                    1,450        702         713
===========================================================================================================

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


18. INCOME TAXES

(a)      TEMPORARY DIFFERENCES

                                                            2006                      2005
                                                      FUTURE       FUTURE       FUTURE       FUTURE
                                                  INCOME TAX   INCOME TAX   INCOME TAX   INCOME TAX
                                                      ASSETS   LIABILITIES      ASSETS  LIABILITIES
Property, Plant and Equipment, Net                        26        2,420           31        1,780
-----------------------------------------------------------------------------------------------------
Tax Losses Carried Forward                               594            -          370            -
-----------------------------------------------------------------------------------------------------
Deferred Income                                            -           48            -          175
-----------------------------------------------------------------------------------------------------
Recoverable Taxes                                          -            -            9            -
-----------------------------------------------------------------------------------------------------
TOTAL (1)                                                620        2,468          410        1,955
=====================================================================================================

NOTE:
(1) 2006 INCLUDES FUTURE INCOME TAX ASSETS OF $479 MILLION THAT WE EXPECT TO REALIZE IN THE FOLLOWING TWELVE MONTHS HAVE BEEN INCLUDED IN CURRENT ASSETS.

(b)      CANADIAN AND FOREIGN INCOME TAXES

                                                                  2006        2005        2004
------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
------------------------------------------------------------------------------------------------
  Canadian                                                        (352)       (396)         24
------------------------------------------------------------------------------------------------
  Foreign                                                        1,648       1,326       1,003
------------------------------------------------------------------------------------------------
                                                                 1,296         930       1,027
------------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES
------------------------------------------------------------------------------------------------
  Current
------------------------------------------------------------------------------------------------
      Canadian                                                      14           1           6
------------------------------------------------------------------------------------------------
      Foreign                                                      354         338         242
------------------------------------------------------------------------------------------------
                                                                   368         339         248
------------------------------------------------------------------------------------------------
  Future
------------------------------------------------------------------------------------------------
      Canadian                                                     (96)       (206)         (3)
------------------------------------------------------------------------------------------------
      Foreign                                                      411         101          72
------------------------------------------------------------------------------------------------
                                                                   315        (105)         69
------------------------------------------------------------------------------------------------
                                                                   683         234         317
TOTAL PROVISION FOR INCOME TAXES
================================================================================================

     The Canadian and foreign components of the provision for income taxes are based on the jurisdiction in which income is taxed. Foreign taxes relate mainly to Yemen, Colombia, the United Kingdom and the United States and include Yemen cash taxes of $286 million (2005--$296 million; 2004--$227 million).

(c)      RECONCILIATION OF EFFECTIVE TAX RATE TO THE CANADIAN STATUTORY TAX RATE

                                                                      2006       2005       2004
--------------------------------------------------------------------------------------------------
Income before Income Taxes From Continuing Operations                1,296        930      1,027
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Provision for Income Taxes Computed at the Canadian Statutory Rate     401        318        354
--------------------------------------------------------------------------------------------------
Add (Deduct) the Tax Effect of:
--------------------------------------------------------------------------------------------------
  Royalties, Rentals and Similar Payments to Provincial Governments     15         24         20
--------------------------------------------------------------------------------------------------
  Resource Allowance and Provincial Tax Rebates                        (15)       (24)       (29)
--------------------------------------------------------------------------------------------------
  Lower Foreign Tax Rates                                               (9)       (40)       (22)
--------------------------------------------------------------------------------------------------
  Additional Canadian Tax on Canadian Resource Income                   10          6          7
--------------------------------------------------------------------------------------------------
  Lower Tax Rates on Capital Gains                                      (3)       (54)         -
--------------------------------------------------------------------------------------------------
  Federal and Provincial Capital Tax                                    13          5          6
--------------------------------------------------------------------------------------------------
  Effect of Changes in Tax Rates                                       245          -        (15)
--------------------------------------------------------------------------------------------------
  Non-Deductible Expenses and Other                                     26         (1)        (4)
--------------------------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES                                             683        234        317
==================================================================================================

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


19.      CASH FLOWS

(a)      CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                           2006         2005       2004
---------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                      1,124        1,052        674
---------------------------------------------------------------------------------------------------------
Stock-Based Compensation                                                    101          428         74
---------------------------------------------------------------------------------------------------------
Gains on Disposition of Assets                                               (4)          (4)       (24)
---------------------------------------------------------------------------------------------------------
Provision for Future Income Taxes                                           315         (105)        69
---------------------------------------------------------------------------------------------------------
Change in Fair Value of Crude Oil Put Options                                11          196        (56)
---------------------------------------------------------------------------------------------------------
Non-Cash Items included in Discontinued Operations                            -         (325)       132
---------------------------------------------------------------------------------------------------------
Unamortized Issue Costs on Preferred Securities Redemption                    -            -         11
---------------------------------------------------------------------------------------------------------
Gain on Dilution of Interest in Chemicals Business                            -         (193)         -
---------------------------------------------------------------------------------------------------------
Net Income Attributable to Non-Controlling Interests                         12            8          -
---------------------------------------------------------------------------------------------------------
Other                                                                        70           24         26
---------------------------------------------------------------------------------------------------------
TOTAL                                                                     1,629        1,081        906
=========================================================================================================

(b)      CHANGES IN NON-CASH WORKING CAPITAL

                                                                           2006         2005       2004
---------------------------------------------------------------------------------------------------------
Accounts Receivable                                                         345       (1,078)      (454)
---------------------------------------------------------------------------------------------------------
Inventories and Supplies                                                   (302)        (163)      (106)
---------------------------------------------------------------------------------------------------------
Other Current Assets                                                        (14)         (10)        44
---------------------------------------------------------------------------------------------------------
Accounts Payable and Accrued Liabilities                                    (72)         982        650
---------------------------------------------------------------------------------------------------------
Other                                                                         -           20        (12)
---------------------------------------------------------------------------------------------------------
TOTAL                                                                       (43)        (249)       122
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Relating to:
---------------------------------------------------------------------------------------------------------
  Operating Activities                                                     (177)        (195)      (122)
---------------------------------------------------------------------------------------------------------
  Investing Activities                                                      134          (54)       244
---------------------------------------------------------------------------------------------------------
TOTAL                                                                       (43)        (249)       122
=========================================================================================================

(c)      OTHER CASH FLOW INFORMATION

                                                    2006       2005       2004
-------------------------------------------------------------------------------
Interest Paid                                        278        237        190
-------------------------------------------------------------------------------
Income Taxes Paid                                    398        325        249
===============================================================================

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

2006 OPERATING AND GEOGRAPHIC SEGMENTS

                                                                                                              CORPORATE
                                                                               ENERGY                               AND
                                             OIL AND GAS                    MARKETING    SYNCRUDE   CHEMICALS     OTHER      TOTAL
                            ------------------------------------------------------------------------------------------------------
                                                                    OTHER
                             YEMEN   CANADA      US       UK    COUNTRIES
(Cdn$ millions)                                                       (1)
----------------------------------------------------------------------------------------------------------------------------------
Net Sales (2)                1,328      459     629      477          139          51         446        407(3)       -      3,936
----------------------------------------------------------------------------------------------------------------------------------
Marketing and Other              8        7      81(4)    85(5)         1       1,309           -          6        (47)(6)  1,450
----------------------------------------------------------------------------------------------------------------------------------
                             1,336      466     710      562          140       1,360         446        413        (47)     5,386
----------------------------------------------------------------------------------------------------------------------------------
Less: Expenses
----------------------------------------------------------------------------------------------------------------------------------
  Operating                    151      143     106       80            8          31         187        249          -        955
----------------------------------------------------------------------------------------------------------------------------------
  Depreciation,
    Depletion,
    Amortization and
    Impairment (7)             327      162     296      216           10          12          33         40         28      1,124
----------------------------------------------------------------------------------------------------------------------------------
  Transportation and Other       6       33       -        -            1         789          18         40        154(8)   1,041
----------------------------------------------------------------------------------------------------------------------------------
  General and
    Administrative (9)          17       80      58       14           44         112           1         29        200        555
----------------------------------------------------------------------------------------------------------------------------------
  Exploration                    4       26     214       46           72(10)       -           -          -          -        362
----------------------------------------------------------------------------------------------------------------------------------
  Interest                       -        -       -        -            -           -           -         11         42         53
----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from
   Continuing Operations
   before Income Taxes         831       22      36      206            5         416         207         44       (471)     1,296
----------------------------------------------------------------------------------------------------------------------------------
Less: Provision for
   (Recovery of) Income
   Taxes (11)                  289        7      13      378(12)        1         151          66         15       (237)       683
----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from
   Continuing Operations       542       15      23    (172)            4         265         141         29       (234)       613
----------------------------------------------------------------------------------------------------------------------------------
Less: Non-Controlling
   Interests                     -        -       -        -            -           -           -         12          -         12
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)              542       15      23    (172)            4         265         141         17       (234)       601
----------------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS            464    3,923   1,620    5,490          245       3,528(13)   1,186        459        241     17,156
----------------------------------------------------------------------------------------------------------------------------------

Capital Expenditures
----------------------------------------------------------------------------------------------------------------------------------
  Development and Other        145    1,434     418      596           28          47          86         27         45      2,826
----------------------------------------------------------------------------------------------------------------------------------
  Exploration                   37      163     177       62           52           -           -          -          -        491
----------------------------------------------------------------------------------------------------------------------------------
  Proved Property
    Acquisitions                 -       12       -        1            -           -           -          -          -         13
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES     182    1,609     595      659           80          47          86         27         45      3,330
----------------------------------------------------------------------------------------------------------------------------------

Property, Plant and
   Equipment
   Cost                      2,404    5,216   2,889    4,710          249         226       1,304        854        286     18,138
----------------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A     2,128    1,448   1,445      432           78          47         179        494        148      6,399
----------------------------------------------------------------------------------------------------------------------------------
NET BOOK VALUE (2)             276    3,768   1,444    4,278          171         179       1,125        360        138     11,739
----------------------------------------------------------------------------------------------------------------------------------

GOODWILL                         -        -       -      325            -          52           -          -          -        377
==================================================================================================================================

NOTES:
(1)  INCLUDES RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES IN COLOMBIA.
(2)  NET SALES MADE FROM ALL SEGMENTS ORIGINATING IN CANADA:       1,095
     PP&E LOCATED IN CANADA:                                       5,483
(3)  NET SALES FOR OUR CHEMICALS OPERATIONS INCLUDE:
     CANADA            139
     UNITED STATES     185
     BRAZIL             83
                       ---
     TOTAL             407
                       ---
(4) INCLUDES $80 MILLION OF BUSINESS INTERRUPTION INSURANCE PROCEEDS RELATED TO PRODUCTION LOSSES CAUSED BY GULF OF MEXICO HURRICANES IN 2005.
(5) INCLUDES $74 MILLION OF BUSINESS INTERRUPTION INSURANCE PROCEEDS FOR GENERATOR FAILURES IN 2005.
(6) INCLUDES INTEREST INCOME OF $36 MILLION, FOREIGN EXCHANGE LOSSES OF $72 MILLION AND DECREASE IN THE FAIR VALUE OF CRUDE OIL PUT OPTIONS OF $11 MILLION.
(7) INCLUDES AN IMPAIRMENT CHARGE OF $93 MILLION, PRIMARILY RELATING TO TWO NATURAL GAS PROPERTIES IN THE GULF OF MEXICO.
(8) INCLUDES $151 MILLION (US$135 MILLION) ACCRUAL WITH RESPECT TO THE BLOCK 51 ARBITRATION SETTLEMENT (SEE NOTE 15).
(9)  INCLUDES STOCK-BASED COMPENSATION EXPENSE OF $210 MILLION.
(10) INCLUDES EXPLORATION ACTIVITIES PRIMARILY IN NIGERIA, NORWAY AND COLOMBIA.
(11) THE PROVISION FOR (RECOVERY OF) INCOME TAXES FOR FOREIGN LOCATIONS IS BASED ON IN-COUNTRY TAXES ON FOREIGN INCOME. FOR OIL AND GAS LOCATIONS
     WITH  NO  OPERATING  ACTIVITIES,   THE  PROVISION  IS  BASED  ON  THE  TAX
     JURISDICTION OF THE ENTITY PERFORMING THE ACTIVITY.
(12) INCLUDES FUTURE INCOME TAX EXPENSE OF $277 MILLION RELATED TO AN INCREASE IN THE SUPPLEMENTAL TAX RATE ON OIL AND GAS ACTIVITIES IN THE UNITED KINGDOM (SEE NOTE 18).
(13) APPROXIMATELY  80%  OF  MARKETING'S   IDENTIFIABLE   ASSETS  ARE  ACCOUNTS
     RECEIVABLE AND INVENTORIES.

2005 OPERATING AND GEOGRAPHIC SEGMENTS

                                                                                                              CORPORATE
                                                                                ENERGY                             AND
                                              OIL AND GAS                    MARKETING    SYNCRUDE   CHEMICALS   OTHER     TOTAL
                             ------------------------------------------------------------------------------------------------------
                                                                     OTHER
                              YEMEN     CANADA      US     UK    COUNTRIES
(Cdn$ millions)                            (1)                          (2)
----------------------------------------------------------------------------------------------------------------------------------
Net Sales (3)                 1,377        455     792    366          119        28        397        398(4)       -      3,932
----------------------------------------------------------------------------------------------------------------------------------
Marketing and Other               8          3       2     16            4       847          -         15       (193)(5)    702
----------------------------------------------------------------------------------------------------------------------------------
Gain on Dilution of
   Interest
   in Chemicals Business          -          -       -      -            -         -          -        193          -       193
----------------------------------------------------------------------------------------------------------------------------------
                              1,385        458     794    382          123       875        397        606       (193)     4,827
----------------------------------------------------------------------------------------------------------------------------------
Less: Expenses
----------------------------------------------------------------------------------------------------------------------------------
  Operating                     150        121      96     95           12        30        152        237          -        893
----------------------------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion,
    Amortization and
    Impairment                  354        140     234    210           13        11         17         51(6)      22      1,052
----------------------------------------------------------------------------------------------------------------------------------
  Transportation and Other        6         23       1      -            2       641         21         40         62        796
----------------------------------------------------------------------------------------------------------------------------------
  General and
    Administrative (7)           42        107      88      8          101        89          1         45        328        809
----------------------------------------------------------------------------------------------------------------------------------
  Exploration                    12         23     100     51           64(8)      -          -          -          -        250
----------------------------------------------------------------------------------------------------------------------------------
  Interest                        -          -       -      -            -         -          -          3         94         97
----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from
   Continuing Operations
   before Income Taxes          821         44     275     18          (69)      104        206        230       (699)       930
----------------------------------------------------------------------------------------------------------------------------------
Less: Provision for
   (Recovery of) Income
   Taxes (9)                    285         13      98      7          (13)       41         60         15       (272)       234
----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from
   Continuing Operations        536         31     177     11          (56)       63        146        215       (427)       696
----------------------------------------------------------------------------------------------------------------------------------
Less: Non-Controlling
   Interests                      -          -       -      -            -         -          -          8          -          8
----------------------------------------------------------------------------------------------------------------------------------
Add: Net Income from
  Discontinued Operations         -        452       -      -            -         -          -          -          -        452
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)               536        483     177     11          (56)       63        146        207       (427)     1,140
----------------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS             635      2,449   1,433  4,775          183     3,165(10)  1,135        482        333     14,590
----------------------------------------------------------------------------------------------------------------------------------

Capital Expenditures
----------------------------------------------------------------------------------------------------------------------------------
  Development and Other         236        947     148    566           14        16        197         14         24      2,162
----------------------------------------------------------------------------------------------------------------------------------
  Exploration                    41         90     211     59           55         -          -          -          -        456
----------------------------------------------------------------------------------------------------------------------------------
  Proved Property
    Acquisitions                  -         17       3      -            -         -          -          -          -         20
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES      277      1,054     362    625           69        16        197         14         24      2,638
----------------------------------------------------------------------------------------------------------------------------------

Property, Plant and
   Equipment
   Cost                       2,243      3,631   2,437  4,013          249       177      1,240        827        245     15,062
----------------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A      1,841      1,311   1,159    216          119        72        171        456        123      5,468
----------------------------------------------------------------------------------------------------------------------------------
NET BOOK VALUE (3)              402      2,320   1,278  3,797          130       105      1,069        371        122      9,594
----------------------------------------------------------------------------------------------------------------------------------

GOODWILL                          -          -       -    325            -        39          -          -          -        364
==================================================================================================================================

NOTES:
(1) DURING THE THIRD QUARTER OF 2005, WE CONCLUDED THE SALE OF CANADIAN CONVENTIONAL OIL AND GAS PROPERTIES. THE RESULTS OF THESE PROPERTIES ARE SHOWN AS DISCONTINUED OPERATIONS (SEE NOTE 14).
(2) INCLUDES RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES IN NIGERIA AND COLOMBIA.
(3)  NET SALES MADE FROM ALL SEGMENTS ORIGINATING IN CANADA:       1,014
     PP&E LOCATED IN CANADA:                                       3,899
(4)  NET SALES FOR OUR CHEMICALS OPERATIONS INCLUDE:
     CANADA            132
     UNITED STATES     198
     BRAZIL             68
                       ---
     TOTAL             398
                       ---
(5) INCLUDES INTEREST INCOME OF $29 MILLION, FOREIGN EXCHANGE LOSSES OF $19 MILLION, DECREASE IN THE FAIR VALUE OF CRUDE OIL PUT OPTIONS OF $196 MILLION AND DECREASE IN THE FAIR VALUE OF FOREIGN CURRENCY CALL OPTIONS OF $7 MILLION.
(6) INCLUDES IMPAIRMENT CHARGE OF $12 MILLION RELATED TO THE CLOSURE OF OUR SODIUM CHLORATE PLANT IN AMHERSTBURG, ONTARIO.
(7)  INCLUDES STOCK-BASED COMPENSATION EXPENSE OF $507 MILLION.
(8) INCLUDES EXPLORATION ACTIVITIES PRIMARILY IN NIGERIA, COLOMBIA AND EQUATORIAL GUINEA.
(9) THE PROVISION FOR (RECOVERY OF) INCOME TAXES FOR FOREIGN LOCATIONS IS BASED ON IN-COUNTRY TAXES ON FOREIGN INCOME. FOR OIL AND GAS LOCATIONS
     WITH NO OPERATING ACTIVITIES, THE PROVISION IS BASED ON THE TAX JURISDICTION OF THE ENTITY PERFORMING THE ACTIVITY.
(10) APPROXIMATELY 86% OF MARKETING'S IDENTIFIABLE ASSETS ARE ACCOUNTS RECEIVABLE AND INVENTORIES.

2004 OPERATING AND GEOGRAPHIC SEGMENTS

                                                                                                                 CORPORATE
                                                  OIL AND GAS                     ENERGY                               AND
                                                                               MARKETING    SYNCRUDE   CHEMICALS     OTHER    TOTAL
                               ----------------------------------------------------------------------------------------------------
                                                                      OTHER
                                YEMEN  CANADA         US     UK   COUNTRIES
(Cdn$ millions)                                             (1)         (2)
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales (3)                     921     390        811     36          73           14          321        378(4)       -   2,944
-----------------------------------------------------------------------------------------------------------------------------------
Marketing and Other                 5      27         11      -           2          608            -          5         55(5)  713
-----------------------------------------------------------------------------------------------------------------------------------
                                  926     417        822     36          75          622          321        383         55   3,657
-----------------------------------------------------------------------------------------------------------------------------------
Less: Expenses
-----------------------------------------------------------------------------------------------------------------------------------
  Operating                       109     116        106      6           7           16          125        237          -     722
-----------------------------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion,
    Amortization and
    Impairment                    169     128        258     18          18           10           18         37         18     674
-----------------------------------------------------------------------------------------------------------------------------------
  Transportation and Other          5      15          -      -           -          451           12         41         25     549
-----------------------------------------------------------------------------------------------------------------------------------
  General and Administrative        4      42         30      -          47           58            1         28         89     299
-----------------------------------------------------------------------------------------------------------------------------------
  Exploration                       2      18        138      3          82(6)         -            -          -          -     243
-----------------------------------------------------------------------------------------------------------------------------------
  Interest                          -       -          -      -           -            -            -          -        143     143
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from
   Continuing Operations
   before Income Taxes            637      98        290      9         (79)          87          165         40      (220)   1,027
-----------------------------------------------------------------------------------------------------------------------------------
Less: Provision for (Recovery
    of) Income Taxes (7)          222      28        104      4           1           28           47         13      (130)     317
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) from
   Continuing Operations          415      70        186      5         (80)          59          118         27       (90)     710
-----------------------------------------------------------------------------------------------------------------------------------
Add: Net Income from
  Discontinued Operations (8)       -      70          -      -          13            -            -          -          -      83
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                 415     140        186      5         (67)          59          118         27       (90)     793
-----------------------------------------------------------------------------------------------------------------------------------

IDENTIFIABLE ASSETS               564   1,979      1,359  4,446         218        2,030(9)       912        497        378  12,383
-----------------------------------------------------------------------------------------------------------------------------------

Capital Expenditures
-----------------------------------------------------------------------------------------------------------------------------------
  Development and Other           267     491        267     53          24            4          214         58         33   1,411
-----------------------------------------------------------------------------------------------------------------------------------
  Exploration                      19      46        133      4          64            -            -          -          -     266
-----------------------------------------------------------------------------------------------------------------------------------
  Proved Property Acquisitions      -       4          -      -           -            -            -          -          -       4
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL EXPENDITURES        286     541        400     57          88            4          214         58         33   1,681
-----------------------------------------------------------------------------------------------------------------------------------

Property, Plant and
   Equipment Cost               2,038   2,603      2,249  3,499         535          157        1,030        815        201  13,127
-----------------------------------------------------------------------------------------------------------------------------------
  Less: Accumulated DD&A        1,550   1,195      1,037     16         408           64          155        409         90   4,924
-----------------------------------------------------------------------------------------------------------------------------------
NET BOOK VALUE (3)                488   1,408(10)  1,212  3,483         127           93          875        406        111   8,203
-----------------------------------------------------------------------------------------------------------------------------------

GOODWILL                            -       -          -    339           -           36            -          -          -     375
===================================================================================================================================

NOTES:
(1)  ON DECEMBER 1, 2004, WE ACQUIRED ENCANA (UK) LIMITED (SEE NOTE 3).
(2) INCLUDES RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES IN NIGERIA, COLOMBIA, AND AUSTRALIA.
(3)  NET SALES MADE FROM ALL SEGMENTS ORIGINATING IN CANADA:       1,242
     PP&E LOCATED IN CANADA:                                       3,198
(4)  NET SALES FOR OUR CHEMICALS OPERATIONS INCLUDE:
     CANADA            135
     UNITED STATES     184
     BRAZIL             59
                       ---
     TOTAL             378
                       ---
(5) INCLUDES INTEREST INCOME OF $12 MILLION, FOREIGN EXCHANGE LOSSES OF $13 MILLION AND UNREALIZED MARK-TO-MARKET GAINS ON CRUDE OIL PUT OPTIONS OF $56 MILLION.
(6)  INCLUDES EXPLORATION ACTIVITIES PRIMARILY IN NIGERIA AND COLOMBIA.
(7) THE PROVISION FOR (RECOVERY OF) INCOME TAXES FOR FOREIGN LOCATIONS IS BASED ON IN-COUNTRY TAXES ON FOREIGN INCOME. FOR OIL AND GAS LOCATIONS
     WITH NO OPERATING ACTIVITIES, THE PROVISION IS BASED ON THE TAX JURISDICTION OF THE ENTITY PERFORMING THE ACTIVITY.
(8) IN THE FOURTH QUARTER OF 2004, WE CONCLUDED PRODUCTION ACTIVITIES IN AUSTRALIA. DURING THE THIRD QUARTER OF 2005, WE CONCLUDED THE SALE OF CERTAIN CANADIAN CONVENTIONAL OIL AND GAS PROPERTIES. THE COMBINED RESULTS OF THESE DISPOSITIONS ARE SHOWN AS DISCONTINUED OPERATIONS (SEE NOTE 14).
(9) APPROXIMATELY 81% OF MARKETING'S IDENTIFIABLE ASSETS ARE ACCOUNTS RECEIVABLE AND INVENTORIES.
(10) EXCLUDES PP&E COSTS OF $860 MILLION AND ACCUMULATED DD&A OF $420 MILLION RELATING TO THE CANADIAN PROPERTIES DISPOSED OF DURING 2005 (SEE NOTE 14).

21.       DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
          PRINCIPLES

     The Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. US GAAP Consolidated Financial Statements and summaries of differences from Canadian GAAP are as follows:

CONSOLIDATED STATEMENT OF INCOME--US GAAP
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

(Cdn$ millions, except per share amounts)                                 2006        2005       2004
-------------------------------------------------------------------------------------------------------
Revenues and Other Income
-------------------------------------------------------------------------------------------------------
  Net Sales                                                              3,936       3,932      2,944
-------------------------------------------------------------------------------------------------------
  Marketing and Other (ii); (x); (xi)                                    1,459         687        696
-------------------------------------------------------------------------------------------------------
  Gain on Dilution of Interest in Chemicals Business                         -         193          -
-------------------------------------------------------------------------------------------------------
                                                                         5,395       4,812      3,640
-------------------------------------------------------------------------------------------------------
Expenses
-------------------------------------------------------------------------------------------------------
  Operating (iv)                                                           958         903        731
-------------------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and Impairment (i)               1,124       1,081        716
-------------------------------------------------------------------------------------------------------
  Transportation and Other (x)                                           1,037         792        524
-------------------------------------------------------------------------------------------------------
  General and Administrative (viii); (ix)                                  597         792        263
-------------------------------------------------------------------------------------------------------
  Exploration                                                              362         250        243
-------------------------------------------------------------------------------------------------------
  Interest                                                                  53          97        143
-------------------------------------------------------------------------------------------------------
                                                                         4,131       3,915      2,620

-------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes                    1,264         897      1,020
-------------------------------------------------------------------------------------------------------

Provision for Income Taxes
-------------------------------------------------------------------------------------------------------
  Current                                                                  368         339        248
-------------------------------------------------------------------------------------------------------
  Deferred (ii) - (xi)                                                     305        (108)        67
-------------------------------------------------------------------------------------------------------
                                                                           673         231        315
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations before Non-Controlling Interests     591         666        705
-------------------------------------------------------------------------------------------------------
  Net Income Attributable to Non-Controlling Interests                      12           8          -
-------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations                                      579         658        705
-------------------------------------------------------------------------------------------------------
  Net Income from Discontinued Operations                                    -         452         83
-------------------------------------------------------------------------------------------------------
                                                                           579       1,110        788
NET INCOME--US GAAP (1)
=======================================================================================================

EARNINGS PER COMMON SHARE ($/share)
-------------------------------------------------------------------------------------------------------
  Basic (Note 13)
-------------------------------------------------------------------------------------------------------
      Net Income from Continuing Operations                               2.21        2.52       2.74
-------------------------------------------------------------------------------------------------------
      Net Income from Discontinued Operations                                -        1.74       0.32
-------------------------------------------------------------------------------------------------------
                                                                          2.21        4.26       3.06
-------------------------------------------------------------------------------------------------------

  Diluted (Note 13)
-------------------------------------------------------------------------------------------------------
      Net Income from Continuing Operations                               2.15        2.47       2.71
-------------------------------------------------------------------------------------------------------
      Net Income from Discontinued Operations                                -        1.70       0.32
-------------------------------------------------------------------------------------------------------
                                                                          2.15        4.17       3.03
=======================================================================================================
NOTE:
(1)   RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

(Cdn$ millions)                                                           2006         2005       2004
-------------------------------------------------------------------------------------------------------
Net Income--Canadian GAAP                                                   601        1,140        793
-------------------------------------------------------------------------------------------------------
  Impact of US Principles, Net of Income Taxes:
-------------------------------------------------------------------------------------------------------
  Depreciation, Depletion, Amortization and Impairment (i)                   -          (29)       (42)
-------------------------------------------------------------------------------------------------------
  Stock-Based Compensation (viii); (ix)                                    (29)          12         36
-------------------------------------------------------------------------------------------------------
  Other (ii); (iv); (xi)                                                     7          (13)         1
-------------------------------------------------------------------------------------------------------
NET INCOME--US GAAP                                                         579        1,110        788
=======================================================================================================

CONSOLIDATED BALANCE SHEET--US GAAP
DECEMBER 31, 2006 AND 2005

(Cdn$ millions, except share amounts)                                                2006         2005
-------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------
  Current Assets
-------------------------------------------------------------------------------------------------------
      Cash and Cash Equivalents                                                       101           48
-------------------------------------------------------------------------------------------------------
      Restricted Cash and Margin Deposits                                             197           70
-------------------------------------------------------------------------------------------------------
      Accounts Receivable (ii)                                                      2,976        3,151
-------------------------------------------------------------------------------------------------------
      Inventories and Supplies                                                        786          504
-------------------------------------------------------------------------------------------------------
      Deferred Income Tax Assets                                                      479            -
-------------------------------------------------------------------------------------------------------
      Other                                                                            67           51
-------------------------------------------------------------------------------------------------------
       Total Current Assets                                                         4,606        3,824
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                      11,692        9,550
  Net of Accumulated Depreciation, Depletion, Amortization and
      Impairment of $6,792 (December 31, 2005--$5,861) (iv); (vii)
-------------------------------------------------------------------------------------------------------
  Goodwill                                                                            377          364
-------------------------------------------------------------------------------------------------------
  Deferred Income Tax Assets                                                          141          410
-------------------------------------------------------------------------------------------------------
  Deferred Charges and Other Assets (v); (vi)                                         263          345
-------------------------------------------------------------------------------------------------------
                                                                                   17,079       14,493
TOTAL ASSETS
=======================================================================================================

-------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
  Current Liabilities
-------------------------------------------------------------------------------------------------------
      Short-Term Borrowings                                                           158            -
-------------------------------------------------------------------------------------------------------
      Accounts Payable and Accrued Liabilities (ii); (ix)                           3,839        3,745
-------------------------------------------------------------------------------------------------------
      Accrued Interest Payable                                                         55           55
-------------------------------------------------------------------------------------------------------
      Dividends Payable                                                                13           13
-------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                    4,065        3,813
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
  Long-Term Debt (v)                                                                4,618        3,630
-------------------------------------------------------------------------------------------------------
  Deferred Income Tax Liabilities (i) - (xi)                                        2,427        1,906
-------------------------------------------------------------------------------------------------------
  Asset Retirement Obligations                                                        683          590
-------------------------------------------------------------------------------------------------------
  Deferred Credits and Other Liabilities (vi)                                         597          505
-------------------------------------------------------------------------------------------------------
  Non-Controlling Interests                                                            75           88
-------------------------------------------------------------------------------------------------------
  Shareholders' Equity
      Common Shares, no par value
-------------------------------------------------------------------------------------------------------
       Authorized:       Unlimited
-------------------------------------------------------------------------------------------------------
       Outstanding:     2006--262,513,206 shares
-------------------------------------------------------------------------------------------------------
                        2005--261,140,571 shares                                      821          732
-------------------------------------------------------------------------------------------------------
      Contributed Surplus                                                               4            2
-------------------------------------------------------------------------------------------------------
      Retained Earnings (i) - (xi)                                                  3,945        3,418
-------------------------------------------------------------------------------------------------------
      Accumulated Other Comprehensive Income (ii); (iii); (vi)                       (156)        (191)
-------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                                   4,614        3,961
-------------------------------------------------------------------------------------------------------
  Commitments, Contingencies and Guarantees
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         17,079       14,493
=======================================================================================================

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME--US GAAP

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

(Cdn$ millions)                                                          2006       2005       2004
-----------------------------------------------------------------------------------------------------
Net Income--US GAAP                                                        579      1,110        788
-----------------------------------------------------------------------------------------------------
  Other Comprehensive Income, Net of Income Taxes:
-----------------------------------------------------------------------------------------------------
  Translation Adjustment (iii)                                              -        (56)       (72)
-----------------------------------------------------------------------------------------------------
  Unrealized Mark-to-Market Gain (Loss) (ii)                               77        (20)        11
-----------------------------------------------------------------------------------------------------
  Minimum Unfunded Pension Liability (vi)                                   5        (10)        (1)
-----------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                      661      1,024        726
=====================================================================================================

CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME--US GAAP
DECEMBER 31, 2006 AND 2005

(Cdn$ millions)                                                                       2006      2005
------------------------------------------------------------------------------------------------------
Translation Adjustment (iii)                                                          (161)     (161)
------------------------------------------------------------------------------------------------------
Unrealized Mark-to-Market Gains (Losses) (ii)                                           61       (16)
------------------------------------------------------------------------------------------------------
Minimum Pension Liability Adjustment (vi)                                                -       (14)
------------------------------------------------------------------------------------------------------
Unamortized Defined Benefit Pension Plan Costs (vi)                                    (56)        -
------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)                                         (156)     (191)
======================================================================================================

NOTES TO THE CONSOLIDATED US GAAP FINANCIAL STATEMENTS:

i. Under US GAAP, the liability method of accounting for income taxes was adopted in 1993. In Canada, the liability method was adopted in 2000. In 1997, we acquired certain oil and gas assets and the amount paid for these assets differed from the tax basis acquired. Under US principles, this difference was recorded as a deferred tax liability with an increase to PP&E rather than a charge to retained earnings. As a result, additional depreciation, depletion, amortization and impairment of $29 million was included in net income during 2005 (2004--$42 million). The difference was fully amortized during 2005.

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

iv.   Under  Canadian  GAAP,  we  defer  certain   development  costs  and  all
      pre-operating revenues and costs to PP&E. Under US GAAP, these costs have been included in operating expenses. As a result:

         o operating expenses include pre-operating costs of $3 million ($2 million, net of income taxes) (2005--$10 million ($6 million net of income taxes); 2004--$9 million ($6 million, net of income taxes)); and

         o PP&E is lower under US GAAP by $28 million (December 31, 2005--$25 million).

v. Under US GAAP, discounts on long-term debt are classified as a reduction of long-term debt rather than as deferred charges and other assets. Discounts of $55 million (December 31, 2005--$57 million) have been included in long-term debt.

vi. On December 31, 2006, we adopted FASB Statement No. 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS as described under changes in accounting policy--US GAAP. At year-end, the unfunded amount of our defined benefit pension plans was $81 million. This amount has been included in deferred credits and other liabilities and $56 million, net of income taxes, has been included in AOCI. Prior to the adoption of FAS 158 on December 31, 2006, we included our minimum unfunded pension liability in deferred credits and other liabilities and in AOCI. At December 31, 2005, $26 million was included in deferred credits and other liabilities, $4 million was included in deferred charges and other assets and $14 million, net of income taxes was included in AOCI. During the year, our minimum unfunded pension liability decreased by $5 million, net of income taxes (2005 - increased by $10 million, net of income taxes; 2004 - increased by $1 million, net of income taxes).

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

ix. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, effective January 1, 2006 obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. In addition, under Canadian principles as disclosed in Note 1(u), we retroactively adopted EIC-162 which requires the accelerated recognition of stock-based compensation expense for all stock-based awards made to our retired and retirement-eligible employees. However, under US GAAP, the accelerated recognition of stock-based compensation expense for such employees is only required in respect of stock-based awards granted on or after January 1, 2006. As a result:

         o general and administrative expense is higher by $42 million ($29 million, net of income taxes) for the year ended December 31, 2006 (2005--lower by $17 million ($12 million, net of income taxes));

         o accounts payable and accrued liabilities are higher by $25 million at December 31, 2006 (2005--lower by $17 million); and

         o    the impact for 2004 is not material.

x. Under US GAAP, gains and losses on the disposition of assets are included with transportation and other expense. Gains in 2006 of $4 million, 2005 of $4 million, and 2004 of $24 million were reclassified from marketing and other to transportation and other.

xi. In May 2003, the FASB issued Statement No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY that requires certain financial instruments, including our preferred securities, to be valued at fair value with changes in fair value recognized through net income. The $4 million increase in fair value from January 1, 2004 to February 9, 2004 (redemption date of preferred securities) was included in net income for the year ended December 31, 2004.

CHANGES IN ACCOUNTING POLICIES--US GAAP

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

      The impact of adopting Statement 123(R) on our results for the year ended December 31, 2006 is as follows:

                                                                            PRIOR TO            AFTER
                                                                         ADOPTION OF      ADOPTION OF       INCREASE/
(Cdn$ millions)                                                            FAS 123(R)       FAS 123(R)     (DECREASE)
----------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations before Income Taxes --US GAAP                1,306            1,264            (42)
----------------------------------------------------------------------------------------------------------------------
Net Income--US GAAP                                                              608              579            (29)
----------------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share--US GAAP ($/share)                              2.32             2.21          (0.11)
----------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Common Share--US GAAP ($/share)                            2.26             2.15          (0.11)
======================================================================================================================

ASSUMPTIONS

      We use the Generalized Black-Scholes option pricing model to estimate the fair value of our stock-based compensation, with the following assumptions:

Expected Annual Dividends per Common Share ($/share)                                 0.20
Expected Volatility                                                                   40%
Risk-Free Interest Rate                                                       4.3% - 4.4%
Weighted-Average Expected Life of Compensation Instruments (in years)           2.8 - 3.0

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

STOCK OPTIONS
                                                                                 WEIGHTED
                                                                  WEIGHTED        AVERAGE                        WEIGHTED
                                                                   AVERAGE      REMAINING         AGGREGATE       AVERAGE
                                                                  EXERCISE        TERM TO         INTRINSIC         FAIR
                                                    NUMBER           PRICE         EXPIRY             VALUE         VALUE
                                                (thousands)      ($/option)        (years)   (Cdn$ millions)    ($/option)
---------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2006                    15,242              35            3.2               450            33
---------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2006
   and Expected to Vest                             15,156              35            3.2               445            34
---------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 2006                     9,345              24            2.6               373            39
===========================================================================================================================

      The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $109 million (2005 - $83 million; 2004 - $60 million). As at December 31, 2006, we had $77 million of unrecognized compensation expense related to stock options which we expect to recognize over a weighted-average period of 1.5 years.

STOCK APPRECIATION RIGHTS
                                                                                 WEIGHTED
                                                                  WEIGHTED        AVERAGE                        WEIGHTED
                                                                   AVERAGE      REMAINING         AGGREGATE       AVERAGE
                                                                  EXERCISE        TERM TO         INTRINSIC         FAIR
                                                    NUMBER           PRICE         EXPIRY             VALUE         VALUE
                                                (thousands)      ($/option)        (years)   (Cdn$ millions)    ($/option)
---------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2006                     6,945              42            3.5               154            29
---------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2006
    and Expected to Vest                             6,759              42            3.5               151            30
---------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31, 2006                     3,076              27            2.6               115            38
===========================================================================================================================

      The total intrinsic value of stock appreciation rights exercised during the year ended December 31, 2006 was $46 million (2005--$34 million; 2004--$7 million). As at December 31, 2006, we had $54 million of unrecognized compensation expense related to stock appreciation rights which we expect to recognize over a weighted-average period of 1.6 years.


STOCK-BASED COMPENSATION EXPENSE AND PAYMENTS

      For the year ended December 31, 2006, stock-based compensation expense of $252 million (2005--$490 million; 2004--$57 million) was included in general and administrative expense in the Consolidated Statement of Income--US GAAP.

      For the year ended December 31, 2006, cash proceeds of $16 million were received related to the exercise of stock options (2005--$29 million; 2004--$93 million).

      For the year ended December 31, 2006, cash of $119 million (2005--$74 million; 2004--$10 million) was paid upon the exercise of stock options and stock appreciation rights. The income tax benefit recorded from the exercise of stock options and stock appreciation rights was $37 million (2005--$24 million; 2004--$3 million) for the period.

STOCK BASED COMPENSATION EXPENSE FOR RETIRED AND RETIREMENT ELIGIBLE EMPLOYEES

      We  recognize  stock-based  compensation  expense  for  our  retired  and retirement-eligible employees over an accelerated graded vesting period in accordance with the provisions of Statement 123(R) for stock-based awards granted to employees on or after January 1, 2006. For stock-based awards granted prior to the adoption of Statement 123(R), stock-based compensation expense for our retired and retirement-eligible employees is recognized over a graded vesting period. If we applied the accelerated graded vesting provisions of Statement 123(R) to stock-based awards granted to our retired and retirement-eligible employees prior to the adoption of Statement 123(R), our stock-based compensation expense would decrease by $10 million for the year ended December 31, 2006 (2005--increase by $19 million; 2004--increase by $2 million).

PENSION AND OTHER POST-RETIREMENT BENEFITS

      On December 31, 2006, we adopted FASB Statement 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS
(Statement 158), which requires, among other things, the recognition of the over-funded and under-funded status of a defined benefit plan on the balance sheet as an asset or liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of AOCI in shareholders' equity. Additional minimum pension liabilities and related intangible assets are also de-recognized upon adoption of Statement 158.

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

SUPPLEMENTARY DATA (UNAUDITED)

QUARTERLY FINANCIAL DATA IN ACCORDANCE WITH CANADIAN AND US GAAP
                                                                                 QUARTER ENDED
                                                           MARCH 31         JUNE 30       SEPTEMBER 30    DECEMBER 31
(Cdn$ millions)                                           2006    2005    2006    2005    2006    2005    2006    2005
------------------------------------------------------------------------------------------------------------------------
Net Sales (1)                                              980     856   1,039     909     997   1,094     920   1,073
------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations before
      Income Taxes is Comprised of: (4)
------------------------------------------------------------------------------------------------------------------------
      Oil and Gas (1), (2)                                 196     247     476     193     372     330      56     319
------------------------------------------------------------------------------------------------------------------------
      Energy Marketing                                     166      30      69      54      42    (162)    139     182
------------------------------------------------------------------------------------------------------------------------
      Syncrude                                              20      19      59      59      77      78      51      50
------------------------------------------------------------------------------------------------------------------------
      Chemicals (3)                                         12       7      22      (2)     10     215       -      10
------------------------------------------------------------------------------------------------------------------------
      Corporate and Other                                  (66)   (286)    (92)    (55)   (171)   (230)   (142)   (128)
========================================================================================================================
                                                           328      17     534     249     330     231     104     433
========================================================================================================================

NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS--CANADIAN GAAP (4)                            (83)     13     408     167     199     205      77     303
------------------------------------------------------------------------------------------------------------------------
US GAAP Adjustments                                        282      (5)    (11)     (9)   (283)     (9)    (10)     (7)
========================================================================================================================
NET INCOME (LOSS) FROM CONTINUING
  OPERATIONS--US GAAP                                      199       8     397     158     (84)    196      67     296
========================================================================================================================

NET INCOME (LOSS)--CANADIAN GAAP (4)                       (83)     31     408     197     199     609      77     303
------------------------------------------------------------------------------------------------------------------------
US GAAP Adjustments                                        282      (5)    (11)     (9)   (283)     (9)    (10)     (7)
========================================================================================================================
NET INCOME (LOSS)--US GAAP                                 199      26     397     188     (84)    600      67     296
========================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS
   ($/share)
------------------------------------------------------------------------------------------------------------------------
      Canadian GAAP--Basic                               (0.32)   0.06    1.56    0.64    0.76    0.79    0.29    1.16
------------------------------------------------------------------------------------------------------------------------
      Canadian GAAP--Diluted                             (0.32)   0.06    1.53    0.63    0.74    0.77    0.29    1.13
------------------------------------------------------------------------------------------------------------------------
      US GAAP--Basic                                      0.76    0.03    1.52    0.61   (0.33)   0.75    0.26    1.13
------------------------------------------------------------------------------------------------------------------------
      US GAAP--Diluted                                    0.74    0.03    1.48    0.60   (0.33)   0.73    0.25    1.11
------------------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON
  SHARE ($/share)
------------------------------------------------------------------------------------------------------------------------
      Canadian GAAP--Basic                               (0.32)   0.13    1.56    0.76    0.76    2.34    0.29    1.16
------------------------------------------------------------------------------------------------------------------------
      Canadian GAAP--Diluted                             (0.32)   0.13    1.53    0.75    0.74    2.28    0.29    1.13
------------------------------------------------------------------------------------------------------------------------
      US GAAP--Basic                                      0.76    0.10    1.52    0.72   (0.33)   2.31    0.26    1.13
------------------------------------------------------------------------------------------------------------------------
      US GAAP--Diluted                                    0.74    0.10    1.48    0.71   (0.33)   2.25    0.25    1.11
------------------------------------------------------------------------------------------------------------------------

DIVIDENDS DECLARED (5)                                   0.05     0.05    0.05    0.05    0.05    0.05    0.05    0.05
========================================================================================================================

COMMON SHARE PRICES ($/share)
------------------------------------------------------------------------------------------------------------------------
  Toronto Stock Exchange--High                           68.10   35.50   69.50   39.85   71.22   60.67   65.79   59.54
------------------------------------------------------------------------------------------------------------------------
  Toronto Stock Exchange--Low                            54.34   23.55   50.82   29.53   52.13   40.25   52.91   43.77
------------------------------------------------------------------------------------------------------------------------
  New York Stock Exchange--High (US$)                    59.94   29.18   61.68   32.32   63.65   51.73   58.37   51.69
------------------------------------------------------------------------------------------------------------------------
  New York Stock Exchange--Low (US$)                     46.98   19.44   45.63   23.28   46.70   31.95   46.90   36.80
========================================================================================================================

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

                                                                                                                          OTHER
                                                                                                            UNITED      COUNTRIES
                                        TOTAL       YEMEN (1)           CANADA             UNITED STATES    KINGDOM        (3)
Conventional oil and bitumen are in
mmbbls and natural gas is in bcf     OIL     GAS       OIL       OIL    GAS     BITUMEN    OIL      GAS    OIL   GAS          OIL
                                                                                    (2)
----------------------------------------------------------------------------------------------------------------------------------
PROVED DEVELOPED AND
  UNDEVELOPED RESERVES  (4)
----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2003                    289     661       110        97    405           4     67      256      -     -           11
----------------------------------------------------------------------------------------------------------------------------------
  Extensions and Discoveries         244      33         1         3     18         239      1       15      -     -            -
----------------------------------------------------------------------------------------------------------------------------------
  Purchases of Reserves in Place     127      23         -         1      -           -      -        -    126    23            -
----------------------------------------------------------------------------------------------------------------------------------
  Sales of Reserves in Place          (1)     (3)        -        (1)    (2)          -      -       (1)     -     -            -
----------------------------------------------------------------------------------------------------------------------------------
  Revisions of Previous Estimates   (265)    (25)      (12)      (11)    (7)       (243)    (6)      (9)     3    (9)           4
----------------------------------------------------------------------------------------------------------------------------------
  Production                         (43)    (89)      (19)      (10)   (42)          -    (10)     (46)    (1)   (1)          (3)
==================================================================================================================================
DECEMBER 31, 2004                    351     600         80       79    372           -     52      215    128    13           12
----------------------------------------------------------------------------------------------------------------------------------
  Extensions and Discoveries          15     111         5         4     47           -      1       57      5     7            -
----------------------------------------------------------------------------------------------------------------------------------
  Purchases of Reserves in Place       2       -         -         2      -           -      -        -      -     -            -
----------------------------------------------------------------------------------------------------------------------------------
  Sales of Reserves in Place         (28)    (80)        -       (28)   (80)          -      -        -      -     -            -
----------------------------------------------------------------------------------------------------------------------------------
  Revisions of Previous Estimates      9     (18)       (3)        2      3           -     (5)     (21)    15     -            -
----------------------------------------------------------------------------------------------------------------------------------
  Production                         (45)    (81)      (23)       (9)   (37)          -     (7)     (36)    (5)   (8)          (1)
==================================================================================================================================
DECEMBER 31, 2005                    304     532        59        50    305           -     41      215    143    12           11
----------------------------------------------------------------------------------------------------------------------------------
  Extensions and Discoveries          52      89          1        1     54           -      2       26     23     9           25
----------------------------------------------------------------------------------------------------------------------------------
  Purchases of Reserves in Place       -       1          -        -      1           -      -        -      -     -            -
----------------------------------------------------------------------------------------------------------------------------------
  Sales of Reserves in Place           -       -          -        -      -           -      -        -      -     -            -
----------------------------------------------------------------------------------------------------------------------------------
  Revisions of Previous Estimates    231     (16)        (3)       3    (13)         219    (8)     (12)    19     9            1
----------------------------------------------------------------------------------------------------------------------------------
  Production                         (38)    (74)       (19)      (6)   (33)          -     (5)     (34)    (6)   (7)          (2)
==================================================================================================================================
DECEMBER 31, 2006                    549     532         38       48    314          219    30      195    179    23            35
==================================================================================================================================
PROVED DEVELOPED RESERVES (5)
----------------------------------------------------------------------------------------------------------------------------------
  December 31, 2004                  199     518        49        72    348           -     48      166     20     4           10
----------------------------------------------------------------------------------------------------------------------------------
  December 31, 2005                  154     438        46        44    275           -     37      161     17     2           10
----------------------------------------------------------------------------------------------------------------------------------
  DECEMBER 31, 2006                  286     460        33        44    287          40     28      161    131    12           10
==================================================================================================================================

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

                                                                         SYNTHETIC CRUDE OIL
                                                               BASE MINE
                                                               AND NORTH        AURORA (2)       TOTAL
(millions of barrels)                                              MINE (1)
--------------------------------------------------------------------------------------------------------
DECEMBER 31, 2003                                                      55            193           248
--------------------------------------------------------------------------------------------------------

  Revision of Previous Estimates                                       (1)            (5)           (6)
--------------------------------------------------------------------------------------------------------
  Extensions and Discoveries                                            -             19            19
--------------------------------------------------------------------------------------------------------
  Production                                                           (4)            (2)           (6)
--------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004                                                      50            205           255
--------------------------------------------------------------------------------------------------------
                                                                        -             (4)           (4)
  Revision of Previous Estimates
--------------------------------------------------------------------------------------------------------
  Extensions and Discoveries                                            -             19            19
--------------------------------------------------------------------------------------------------------
  Production                                                           (3)            (3)           (6)
--------------------------------------------------------------------------------------------------------
DECEMBER 31, 2005                                                      47            217           264
--------------------------------------------------------------------------------------------------------

  Revision of Previous Estimates                                        1              4             5
--------------------------------------------------------------------------------------------------------
  Extensions and Discoveries                                            -             11            11
--------------------------------------------------------------------------------------------------------
  Production                                                           (3)            (3)           (6)
--------------------------------------------------------------------------------------------------------
DECEMBER 31, 2006                                                      45            229           274
========================================================================================================

NOTES:
(1)  LEASES 17 AND 22
(2)  LEASES 10, 12, 31 AND 34.

B.       CAPITALIZED COSTS (EXCLUDING SYNCRUDE OPERATIONS)

                                                           PROVED     UNPROVED     ACCUMULATED   CAPITALIZED
(Cdn$ millions)                                         PROPERTIES  PROPERTIES            DD&A        COSTS
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2006
-------------------------------------------------------------------------------------------------------------
  Yemen                                                     2,404            -          (2,128)         276
-------------------------------------------------------------------------------------------------------------
  Canada                                                    3,787          227          (1,467)       2,547
-------------------------------------------------------------------------------------------------------------
  United States                                             2,768          121          (1,445)       1,444
-------------------------------------------------------------------------------------------------------------
  United Kingdom                                            4,325          385            (432)       4,278
-------------------------------------------------------------------------------------------------------------
  Other Countries                                              99          150             (78)         171
-------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZED COSTS                                  13,383          883          (5,550)       8,716
=============================================================================================================

DECEMBER 31, 2005
-------------------------------------------------------------------------------------------------------------
  Yemen                                                     2,243            -          (1,841)         402
-------------------------------------------------------------------------------------------------------------
  Canada                                                    3,463          143          (1,330)       2,276
-------------------------------------------------------------------------------------------------------------
  United States                                             2,323          114          (1,159)       1,278
-------------------------------------------------------------------------------------------------------------
  United Kingdom                                            3,603          410            (216)       3,797
-------------------------------------------------------------------------------------------------------------
  Other Countries                                              88          161            (119)         130
-------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZED COSTS                                  11,720          828          (4,665)       7,883
=============================================================================================================

DECEMBER 31, 2004
-------------------------------------------------------------------------------------------------------------
  Yemen                                                     2,022           16          (1,550)         488
-------------------------------------------------------------------------------------------------------------
  Canada                                                    3,732          136          (2,025)       1,843
-------------------------------------------------------------------------------------------------------------
  United States                                             2,102          147          (1,037)       1,212
-------------------------------------------------------------------------------------------------------------
  United Kingdom                                            3,117          382             (16)       3,483
-------------------------------------------------------------------------------------------------------------
  Other Countries                                             437           98            (408)         127
-------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZED COSTS                                  11,410          779          (5,036)       7,153
=============================================================================================================

C.       COSTS INCURRED (EXCLUDING SYNCRUDE OPERATIONS)
                                                                                OIL AND GAS
                                                       TOTAL
                                                         OIL
                                                         AND                       UNITED      UNITED
(Cdn$ millions)                                          GAS     YEMEN    CANADA   STATES     KINGDOM   OTHER
---------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2006
---------------------------------------------------------------------------------------------------------------
  Property Acquisition Costs
---------------------------------------------------------------------------------------------------------------
      Proved                                              13         -        12        -           1       -
---------------------------------------------------------------------------------------------------------------
      Unproved                                           125         -       105       19           1       -
---------------------------------------------------------------------------------------------------------------
  Exploration Costs                                      514        37        74      242          71      90
---------------------------------------------------------------------------------------------------------------
  Development Costs                                    2,051       145       884      399         595      28
---------------------------------------------------------------------------------------------------------------
  Asset Retirement Costs                                  69         4         5        4          56       -
---------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                                   2,772       186     1,080      664         724     118
===============================================================================================================

YEAR ENDED DECEMBER 31, 2005
---------------------------------------------------------------------------------------------------------------
  Property Acquisition Costs
---------------------------------------------------------------------------------------------------------------
      Proved                                              20         -        17        3           -       -
---------------------------------------------------------------------------------------------------------------
      Unproved                                            15         -         -        9           6       -
---------------------------------------------------------------------------------------------------------------
  Exploration Costs                                      509        44        97      235          61      72
---------------------------------------------------------------------------------------------------------------
  Development Costs                                    1,896       236       947      139         560      14
---------------------------------------------------------------------------------------------------------------
  Asset Retirement Costs                                 196        13        58       45          80       -
---------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                                   2,636       293     1,119      431         707      86
===============================================================================================================

YEAR ENDED DECEMBER 31, 2004
---------------------------------------------------------------------------------------------------------------
  Property Acquisition Costs
---------------------------------------------------------------------------------------------------------------
      Proved                                           1,774         -         4        -       1,770       -
---------------------------------------------------------------------------------------------------------------
      Unproved                                         1,491         -         -        -       1,491       -
---------------------------------------------------------------------------------------------------------------
  Exploration Costs                                      339        22        56      162           4      95
---------------------------------------------------------------------------------------------------------------
  Development Costs                                    1,102       267       491      267          53      24
---------------------------------------------------------------------------------------------------------------
  Asset Retirement Costs                                 168         3        27        4         134       -
---------------------------------------------------------------------------------------------------------------
TOTAL COSTS INCURRED                                   4,874       292       578      433       3,452     119
===============================================================================================================

D.       RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES (EXCLUDING SYNCRUDE OPERATIONS)

                                                                                  OIL AND GAS
                                                 TOTAL
                                                   OIL                                                  OTHER
                                                   AND             CANADA    UNITED      UNITED     COUNTRIES
(Cdn$ millions)                                    GAS     YEMEN       (1)   STATES     KINGDOM            (1)
--------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------------------------------------
  Net Sales                                      3,032     1,328       459      629         477          139
--------------------------------------------------------------------------------------------------------------
  Production Costs                                 491       151       146      106          80            8
--------------------------------------------------------------------------------------------------------------
  Exploration Expense                              362         4        26      214          46           72
--------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion,
      Amortization and Impairment                1,011       327       162      296         216           10
--------------------------------------------------------------------------------------------------------------
  Other Expenses (Income)                           71        15       106      (23)        (71)          44
--------------------------------------------------------------------------------------------------------------
                                                 1,097       831        19       36         206            5
--------------------------------------------------------------------------------------------------------------
  Income Tax Provision                             687       289         6       13         378            1
--------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS                              410       542        13       23        (172)           4
==============================================================================================================

YEAR ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------------------------------------
  Net Sales                                      3,263     1,377       609      792         366         119
--------------------------------------------------------------------------------------------------------------
  Production Costs                                 511       150       158       96          95          12
--------------------------------------------------------------------------------------------------------------
  Exploration Expense                              251        12        24      100          51          64
--------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion,
    Amortization and Impairment                  1,008       354       197      234         210           13
--------------------------------------------------------------------------------------------------------------
  Other Expenses (Income)                          335        40       125       83          (8)          95
--------------------------------------------------------------------------------------------------------------
                                                 1,158       821       105      279          18          (65)
--------------------------------------------------------------------------------------------------------------
  Income Tax Provision (Recovery)                  411       285        32       99           7          (12)
--------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS                              747       536        73      180          11          (53)
==============================================================================================================

YEAR ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------------------------------------
  Net Sales                                      2,538       921       622      811          36          148
--------------------------------------------------------------------------------------------------------------
  Production Costs                                 437       109       156      106           6           60
--------------------------------------------------------------------------------------------------------------
  Exploration Expense                              246         2        21      138           3           82
--------------------------------------------------------------------------------------------------------------
  Depreciation, Depletion,
    Amortization and Impairment                    712       169       240      258          18           27
--------------------------------------------------------------------------------------------------------------
  Other Expenses                                   106         4        38       19           -           45
--------------------------------------------------------------------------------------------------------------
                                                 1,037       637       167      290           9          (66)
--------------------------------------------------------------------------------------------------------------
  Income Tax Provision                             406       222        75      104           4            1
--------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS                              631       415        92      186           5          (67)
==============================================================================================================

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

                                                                              UNITED      UNITED       OTHER
(Cdn$ millions)                                   TOTAL     YEMEN    CANADA   STATES     KINGDOM   COUNTRIES
--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2006
--------------------------------------------------------------------------------------------------------------
  Future Cash Inflows                            32,247     2,330    12,678    3,151      11,437       2,651
--------------------------------------------------------------------------------------------------------------
  Future Production Costs                         9,523       606     5,615      791       2,236         275
--------------------------------------------------------------------------------------------------------------
  Future Development Costs                        3,190       115     1,156      332         891         696
--------------------------------------------------------------------------------------------------------------
  Future Dismantlement and Site
    Restoration Costs, Net                        1,006        11       289      197         471          38
--------------------------------------------------------------------------------------------------------------
  Future Income Tax                               5,204       489       753      450       3,308         204
==============================================================================================================
  Future Net Cash Flows                          13,324     1,109     4,865    1,381       4,531       1,438
--------------------------------------------------------------------------------------------------------------
  10% Discount Factor                             4,951       106     2,484      321         970       1,070
--------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE                              8,373     1,003     2,381    1,060       3,561         368
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2005
--------------------------------------------------------------------------------------------------------------
  Future Cash Inflows                            23,040     3,675     4,558    5,002       9,190         615
--------------------------------------------------------------------------------------------------------------
  Future Production Costs                         5,477       807     1,886      811       1,892          81
--------------------------------------------------------------------------------------------------------------
  Future Development Costs                        1,093       153       124      268         534          14
--------------------------------------------------------------------------------------------------------------
  Future Dismantlement and Site
    Restoration Costs, Net                          778        20       180      193         381           4
--------------------------------------------------------------------------------------------------------------
  Future Income Tax                               4,496       795       244    1,107       2,172         178
==============================================================================================================
  Future Net Cash Flows                          11,196     1,900     2,124    2,623       4,211         338
--------------------------------------------------------------------------------------------------------------
  10% Discount Factor                             3,154       338       811      697       1,209          99
--------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE                              8,042     1,562     1,313    1,926       3,002         239
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004
--------------------------------------------------------------------------------------------------------------
  Future Cash Inflows                            18,950     3,779     4,747    4,085       5,852         487
--------------------------------------------------------------------------------------------------------------
  Future Production Costs                         4,781       722     2,135      613       1,271          40
--------------------------------------------------------------------------------------------------------------
  Future Development Costs                        1,477       275       100      185         903          14
--------------------------------------------------------------------------------------------------------------
  Future Dismantlement and Site
    Restoration Costs, Net                          626         4       149      129         336           8
--------------------------------------------------------------------------------------------------------------
  Future Income Tax                               2,798       388       382      845       1,058         125
==============================================================================================================
  Future Net Cash Flows                           9,268     2,390     1,981    2,313       2,284         300
--------------------------------------------------------------------------------------------------------------
  10% Discount Factor                             2,978       499       760      631       1,011          77
--------------------------------------------------------------------------------------------------------------
STANDARDIZED MEASURE                              6,290     1,891     1,221    1,682       1,273         223
==============================================================================================================

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

      The following are the principal sources of change in the standardized measure of discounted future net cash flows:

(Cdn$ millions)                                                                 2006        2005        2004
--------------------------------------------------------------------------------------------------------------
Beginning of Year                                                              8,042       6,290       5,517
--------------------------------------------------------------------------------------------------------------
  Sales and Transfers of Oil and Gas Produced, Net of Production Costs        (2,291)     (2,028)     (1,674)
--------------------------------------------------------------------------------------------------------------
  Net Changes in Prices and Production Costs Related to Future Production     (1,065)      3,302         142
--------------------------------------------------------------------------------------------------------------
  Extensions, Discoveries and Improved Recovery, Less Related Costs 1            695         977         (71)
--------------------------------------------------------------------------------------------------------------
  Changes in Estimated Future Development and Dismantlement Costs               (692)       (135)       (122)
--------------------------------------------------------------------------------------------------------------
  Previous Estimated Future Development and Dismantlement Costs
     Incurred During The Period                                                1,048         638         604
--------------------------------------------------------------------------------------------------------------
  Revisions of Previous Quantity Estimates                                     1,936         478        (223)
--------------------------------------------------------------------------------------------------------------
  Accretion of Discount                                                        1,117         799         692
--------------------------------------------------------------------------------------------------------------
  Purchases of Reserves in Place                                                   2          15       1,764
--------------------------------------------------------------------------------------------------------------
  Sales of Reserves in Place                                                      (2)       (882)        (20)
--------------------------------------------------------------------------------------------------------------
  Net Change in Income Taxes                                                    (417)     (1,412)       (319)
--------------------------------------------------------------------------------------------------------------
END OF YEAR                                                                    8,373       8,042       6,290
==============================================================================================================

NOTE:
(1)   2004 INCLUDES  APPROXIMATELY  $230 MILLION OF NEGATIVE  DISCOUNTED FUTURE
      NET  CASH  FLOWS   RELATING  TO  BITUMEN   RESERVES   BASED  ON  YEAR-END
      ASSUMPTIONS.

                                    PART IV
               ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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