Form 10-Q
period 2007-03-31
NEXEN INC
filed 2007-04-27
CIK 16873

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).

                   Yes  [_]                 No   [X]

On March 31, 2007, there were 263,188,018 common shares issued and outstanding.

===============================================================================

                                   NEXEN INC.
                                     INDEX

PART I        FINANCIAL INFORMATION                                         PAGE

    Item 1.   Unaudited Consolidated Financial Statements .....................3

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operation........................................24

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk......42

    Item 4.   Controls and Procedures.........................................42

PART II       OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders.............43

    Item 6.   Exhibits........................................................43

This report should be read in conjunction with our 2006 Annual Report on Form 10-K, our amended 2006 Form 10-K/A and with our current reports on Form 8-K filed or furnished during the year.


SPECIAL NOTE TO CANADIAN INVESTORS

Nexen is a US Securities and Exchange Commission (SEC) registrant and a Form 10-K and related forms filer. Therefore, our reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2004, certain Canadian regulatory authorities adopted NATIONAL INSTRUMENT 51-101 - STANDARDS OF DISCLOSURE FOR OIL AND GAS ACTIVITIES (NI 51-101) which prescribe that Canadian companies follow certain standards for the preparation and disclosure of reserves and related information. We have been granted certain exemptions from NI 51-101. Please refer to the SPECIAL NOTE TO CANADIAN INVESTORS on page 81 of our 2006 Annual Report on Form 10-K.

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

/d     =   per day                                    mmboe  =   million barrels of oil equivalent
bbl    =   barrel                                     mcf    =   thousand cubic feet
mbbls  =   thousand barrels                           mmcf   =   million cubic feet
mmbbls =   million barrels                            bcf    =   billion cubic feet
mmbtu  =   million British thermal units              NGL    =   natural gas liquid
boe    =   barrels of oil equivalent                  WTI    =   West Texas Intermediate
mboe   =   thousand barrels of oil equivalent         MW     =   megawatt

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

On March 30, 2007, the noon-day exchange rate was US$0.8674 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                               TABLE OF CONTENTS


                                                                          Page


Unaudited Consolidated Statement of Income (Loss)
for the Three Months Ended March 31, 2007 and 2006...........................4

Unaudited Consolidated Balance Sheet
as at March 31, 2007 and December 31, 2006...................................5

Unaudited Consolidated Statement of Cash Flows
for the Three Months Ended March 31, 2007 and 2006...........................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three Months Ended March 31, 2007 and 2006...........................7

Unaudited Consolidated Statement of Comprehensive Income
for the Three Months Ended March 31, 2007 and 2006...........................7

Notes to Unaudited Consolidated Financial Statements.........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions, except per share amounts

                                                                2007      2006
-------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                  1,140       980
    Marketing and Other (Note 13)                                248       426
                                                             ------------------
                                                               1,388     1,406
                                                             ------------------
EXPENSES
    Operating                                                    290       250
    Depreciation, Depletion, Amortization
        and Impairment                                           334       266
    Transportation and Other                                     246       260
    General and Administrative                                   202       220
    Exploration                                                   49       103
    Interest (Note 6)                                             48         9
                                                             ------------------
                                                               1,169     1,108
                                                             ------------------

INCOME BEFORE INCOME TAXES                                       219       298
                                                             ------------------

PROVISION FOR INCOME TAXES
    Current                                                       60       109
    Future                                                        35       269
                                                             ------------------
                                                                  95       378
                                                             ------------------

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS               124       (80)
    Net Income Attributable to Non-Controlling Interests          (3)       (3)
                                                             ------------------

NET INCOME (LOSS)                                                121       (83)
                                                             ==================

EARNINGS (LOSS) PER COMMON SHARE ($/share)
    Basic (Note 11)                                             0.46     (0.32)
                                                             ==================

    Diluted (Note 11)                                           0.45     (0.32)
                                                             ==================


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                          March 31  December 31
                                                              2007         2006
-------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                110          101
      Restricted Cash and Margin Deposits                      181          197
      Accounts Receivable (Note 2)                           2,853        2,951
      Inventories and Supplies (Note 3)                        665          786
      Future Income Tax Assets                                 426          479
      Other                                                     71           67
                                                         ----------------------
         Total Current Assets                                4,306        4,581
                                                         ----------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion,
         Amortization and Impairment of $6,530
        (December 31, 2006 - $6,399)                        12,183       11,739
    GOODWILL                                                   374          377
    FUTURE INCOME TAX ASSETS                                   138          141
    DEFERRED CHARGES AND OTHER ASSETS (Note 4)                 312          318
                                                         ----------------------
TOTAL ASSETS                                                17,313       17,156
                                                         ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 6)                           107          158
      Accounts Payable and Accrued Liabilities               3,814        3,879
      Accrued Interest Payable                                  36           55
      Dividends Payable                                         13           13
                                                         ----------------------
         Total Current Liabilities                           3,970        4,105
                                                         ----------------------

    LONG-TERM DEBT (Note 6)                                  4,942        4,673
    FUTURE INCOME TAX LIABILITIES                            2,431        2,468
    ASSET RETIREMENT OBLIGATIONS (Note 7)                      691          683
    DEFERRED CREDITS AND OTHER LIABILITIES (Note 8)            423          516
    NON-CONTROLLING INTERESTS                                   73           75

    SHAREHOLDERS' EQUITY (Note 10)
      Common Shares, no par value
        Authorized:           Unlimited
        Outstanding:          2007 - 263,188,018 shares
                              2006 - 262,513,206 shares        866          821
      Contributed Surplus                                        4            4
      Retained Earnings                                      4,080        3,972
      Accumulated Other Comprehensive Income (Note 1)         (167)        (161)
                                                         ----------------------
         Total Shareholders' Equity                          4,783        4,636
                                                         ----------------------
    COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 14)

                                                         ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  17,313       17,156
                                                         ======================


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions

                                                                         2007           2006
----------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income (Loss)                                                     121            (83)
    Charges and Credits to Income not Involving Cash (Note 12)            435            672
    Exploration Expense                                                    49            103
    Changes in Non-Cash Working Capital (Note 12)                          32             73
    Other                                                                (189)           (31)
                                                                       -----------------------
                                                                          448            734

FINANCING ACTIVITIES
    Proceeds from (Repayment of) Term Credit Facilities, Net              366             (4)
    Proceeds from (Repayment of) Short-Term Borrowings, Net               (48)            35
    Proceeds from Term Credit Facilities of Canexus                        18              -
    Dividends on Common Shares                                            (13)           (13)
    Issue of Common Shares                                                 29             13
    Other                                                                  (7)            (7)
                                                                       -----------------------
                                                                          345             24

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                        (790)          (719)
      Proved Property Acquisitions                                         (1)            (3)
      Chemicals, Corporate and Other                                      (20)           (10)
    Business Acquisitions, Net of Cash Acquired                             -            (21)
    Changes in Restricted Cash                                             16            (54)
    Changes in Non-Cash Working Capital (Note 12)                          28             23
    Other                                                                  (4)             7
                                                                       -----------------------
                                                                         (771)          (777)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              (13)             1
                                                                       -----------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            9            (18)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           101             48
                                                                       -----------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 110             30
                                                                       =======================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions

                                                                                            2007        2006
---------------------------------------------------------------------------------------------------------------
COMMON SHARES
    Balance at Beginning of Period                                                           821         732
      Issue of Common Shares                                                                  21           5
      Proceeds from Options Exercised for Shares                                               8           8
      Accrued Liability Relating to Options Exercised for Shares                              16          18
                                                                                 ------------------------------
    Balance at End of Period                                                                 866         763
                                                                                 ==============================

CONTRIBUTED SURPLUS
    Balance at Beginning of Period                                                             4           2
      Stock-Based Compensation Expense                                                         -           -
                                                                                 ------------------------------
    Balance at End of Period                                                                   4           2
                                                                                 ==============================

RETAINED EARNINGS
    Balance at Beginning of Period                                                         3,972       3,435
      Net Income (Loss)                                                                      121         (83)
      Dividends on Common Shares                                                             (13)        (13)
                                                                                 ------------------------------
    Balance at End of Period                                                               4,080       3,339
                                                                                 ==============================

ACCUMULATED OTHER COMPREHENSIVE INCOME
    Balance at Beginning of Period                                                          (161)          -
      Opening Cumulative Foreign Currency Translation Adjustment (Note 1)                      -        (161)
      Opening Derivatives Designated as Cash Flow Hedges (Note 1)                             61           -
      Other Comprehensive Income                                                             (67)         (6)
                                                                                 ------------------------------
    Balance at End of Period                                                                (167)       (167)
                                                                                 ==============================

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31
Cdn$ millions
                                                                                            2007        2006
---------------------------------------------------------------------------------------------------------------
    Net Income (Loss)                                                                        121         (83)
    Other Comprehensive Income, Net of Income Taxes:
      Foreign Currency Translation Adjustment:
        Net Gains (Losses) on Investment in Self-Sustaining Foreign Operations               (58)          2
        Net Gains (Losses) on Hedges of Self-Sustaining Foreign Operations (1)                50          (7)
        Realized Translation Adjustments Recognized in Net Income (2)                          2          (1)
      Cash Flow Hedges:
        Realized Mark to Market Gains Recognized in Net Income                               (61)          -
                                                                                           --------------------
      Other Comprehensive Income                                                             (67)         (6)
                                                                                           --------------------
    Comprehensive Income                                                                      54         (89)
                                                                                           ====================

Notes:
(1)   Net of income taxes of $9 million (2006 - $1 million)
(2)   Net of income taxes of $1 million (2006 - nil)


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.     ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States (US) GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 16. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at March 31, 2007 and the results of our operations and our cash flows for the three months ended March 31, 2007 and 2006.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to accruals, litigation, environmental and asset retirement obligations, income taxes, derivative contract assets and liabilities and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2007.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. Except as described below, the accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K.

CHANGE IN ACCOUNTING  POLICIES
On January 1, 2007, we adopted the following new accounting standards issued by the Canadian Accounting Standards Board (AcSB): FINANCIAL INSTRUMENTS-- RECOGNITION AND MEASUREMENT (Section 3855), HEDGES (Section 3865) and COMPREHENSIVE INCOME (Section 1530).

FINANCIAL  INSTRUMENTS--RECOGNITION  AND MEASUREMENT
Section 3855 requires all financial assets and liabilities to be carried at fair value in the Unaudited Consolidated Balance Sheet with the exception of loans and receivables, investments that are intended to be held to maturity and non-trading financial liabilities which are to be carried at cost or amortized cost.

Realized and unrealized gains and losses on financial assets and liabilities carried at fair value are recognized in the Unaudited Consolidated Statement of Income in the periods such gains and losses arise. Transaction costs related to these financial assets and liabilities are included in the Unaudited Consolidated Statement of Income when incurred. Unrealized gains and losses on financial assets and liabilities carried at cost or amortized cost are recognized in the Unaudited Consolidated Statement of Income when these assets or liabilities settle.

We hold financial instruments that were carried at fair value prior to the adoption of Section 3855 as described in Note 9. The valuation methods we use to determine the fair value of these financial instruments remain unchanged. Financial instruments we carry at cost or amortized cost include our accounts receivable, accounts payable, short-term and long-term debt. Upon adopting
Section 3855 with respect to the amortized cost using the effective interest rate method of our long-term debt, we have reclassed deferred financing costs previously included in deferred charges and other assets as unamortized debt issue costs which reduce the carrying value of our long-term debt.

HEDGES
Section 3865 prescribes new standards for hedge accounting.

For cash flow hedges, changes in the fair value of a financial instrument designated as a cash flow hedge are recognized in the Unaudited Consolidated Statement of Income in the same period as the hedged item. Any fair value change in the financial instrument before that period is recognized on the Unaudited Consolidated Balance Sheet. The effective portion of this fair value change is recognized in other comprehensive income with any ineffectiveness recognized in the Unaudited Consolidated Statement of Income during the period of change.

For fair value hedges, both the financial instrument designated as a fair value hedge and the underlying commitment are recognized on the Unaudited Consolidated Balance Sheet at fair value. Changes in the fair value of both are reflected in the Unaudited Consolidated Statement of Income.

Adoption of these new standards for hedge accounting required us to record unrealized mark to market gains on cash flow hedges that were previously not included on our Unaudited Consolidated Balance Sheet at December 31, 2006 as an adjustment to the opening balance of accumulated other comprehensive income (see Note 9).

COMPREHENSIVE INCOME
Section 1530 provides for a new Statement of Comprehensive Income and establishes accumulated other comprehensive income as a separate component of shareholders' equity. The Unaudited Consolidated Statement of Comprehensive Income reflects changes in accumulated other comprehensive income and comprises changes in the fair value of financial instruments designated as cash flow hedges, to the extent they are effective, as well as changes in foreign currency translation amounts arising in respect of self-sustaining foreign operations together with the impact of any related hedges. Amounts included in accumulated other comprehensive income are reclassified to the Unaudited Consolidated Statement of Income when realized. On adoption of Section 1530, cumulative foreign currency translation adjustments relating to our self-sustaining foreign operations were reclassed to accumulated other comprehensive income and comparative amounts have been restated.

We adopted these standards prospectively. Comparative amounts for prior periods have not been restated with the exception of amounts related to cumulative foreign currency translation adjustments. Adoption of these standards as at January 1, 2007 had the following impact on our Unaudited Consolidated Balance
Sheet:

                                                                                                                January 1, 2007
Cdn$ millions                                                                                                Increase/(Decrease)
--------------------------------------------------------------------------------------------------------------------------------
To Include Unrealized Mark to Market Gains on Cash Flow Hedges at December 31, 2006:
    Accounts Receivable                                                                                                      25
    Accounts Payable and Accrued Liabilities                                                                                (65)
    Future Income Tax Liabilities                                                                                            29
    Accumulated Other Comprehensive Income                                                                                   61

To Include Cumulative Foreign Currency Translation in Accumulated Other Comprehensive Income:
    Cumulative Foreign Currency Translation Adjustment                                                                      161
    Accumulated Other Comprehensive Income                                                                                 (161)

To Include Unamortized Debt Issue Costs with Long-Term Debt:
    Deferred Charges and Other Assets                                                                                       (59)
    Long-Term Debt                                                                                                          (59)
                                                                                                          ----------------------

2.     ACCOUNTS RECEIVABLE
                                                                                                 March 31           December 31
                                                                                                     2007                  2006
--------------------------------------------------------------------------------------------------------------------------------
Trade
    Marketing                                                                                       2,092                 2,226
    Oil and Gas                                                                                       647                   600
    Chemicals and Other                                                                                58                    58
                                                                                                 -------------------------------
                                                                                                    2,797                 2,884
Non-Trade                                                                                              69                    80
                                                                                                 -------------------------------
                                                                                                    2,866                 2,964
Allowance for Doubtful Receivables                                                                    (13)                  (13)
                                                                                                 -------------------------------
Total                                                                                               2,853                 2,951
                                                                                                 ===============================
3.    INVENTORIES AND SUPPLIES
                                                                                                  March 31          December 31
                                                                                                      2007                 2006
--------------------------------------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                                         535                   609
    Oil and Gas                                                                                         6                    21
    Chemicals and Other                                                                                 7                    14
                                                                                                 -------------------------------
                                                                                                      548                   644
Work in Process                                                                                         5                     5
Field Supplies                                                                                        112                   137
                                                                                                 -------------------------------
Total                                                                                                 665                   786
                                                                                                 ===============================

4.    DEFERRED CHARGES AND OTHER ASSETS
                                                                                                 March 31           December 31
                                                                                                     2007                  2006
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 9)                                                     210                   153
Deferred Financing Costs (Note 1)                                                                       -                    59
Asset Retirement Remediation Fund                                                                      14                    13
Crude Oil Put Options (Note 9)                                                                          3                    19
Other                                                                                                  85                    74
                                                                                                -------------------------------
Total                                                                                                 312                   318
                                                                                                ===============================

5.     SUSPENDED WELL COSTS

The following table shows the changes in capitalized exploratory well costs during the three month period ended March 31, 2007 and the year ended December 31, 2006, and does not include amounts that were initially capitalized and subsequently expensed in the same period.

                                                                                             Three Months                  Year
                                                                                                    Ended                 Ended
                                                                                                 March 31           December 31
                                                                                                     2007                  2006
--------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                        226                   252
    Additions to Capitalized Exploratory Well Costs Pending the
      Determination of Proved Reserves                                                                 26                   129
    Capitalized Exploratory Well Costs Charged to Expense                                               -                   (70)
    Transfers to Wells, Facilities and Equipment Based on
      Determination of Proved Reserves                                                                (13)                  (84)
    Effects of Foreign Exchange                                                                        (1)                   (1)
                                                                                             -----------------------------------
Balance at End of Period                                                                              238                   226
                                                                                             ===================================

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

                                                                                                 March 31           December 31
                                                                                                     2007                  2006
--------------------------------------------------------------------------------------------------------------------------------
Capitalized for a Period of One Year or Less                                                          119                   179
Capitalized for a Period of Greater than One Year                                                     119                    47
                                                                                                 -------------------------------
Balance at End of Period                                                                              238                   226
                                                                                                 ===============================
Number of Projects that have Exploratory Well Costs Capitalized for a Period
    Greater than One Year                                                                               5                     4
                                                                                                 -------------------------------

As at March 31, 2007, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block, offshore Nigeria ($21 million), our interest in an exploratory block in the Gulf of Mexico ($56 million), our coalbed methane exploratory activities in Canada ($23 million), an exploratory well on Block 51 in Yemen ($12 million) and an exploratory block in the North Sea ($7 million). We have capitalized costs related to successful wells drilled in Nigeria, the Gulf of Mexico, the North Sea, and at Block 51 in Yemen. In Canada, we have capitalized exploratory costs relating to our coalbed methane projects. We are assessing all of these wells and projects, and are working with our partners to prepare development plans, drill additional appraisal wells or to assess commercial viability.

6.     LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                     March 31       December 31
                                                         2007              2006
--------------------------------------------------------------------------------
Term Credit Facilities (US$1,235 million) (c)           1,424             1,078
Canexus LP Term Credit Facilities (US$164 million)        189               174
Medium-Term Notes, due 2007 (1)                           150               150
Medium-Term Notes, due 2008                               125               125
Notes, due 2013 (US$500 million)                          577               583
Notes, due 2015 (US$250 million)                          288               291
Notes, due 2028 (US$200 million)                          230               233
Notes, due 2032 (US$500 million)                          577               583
Notes, due 2035 (US$790 million)                          911               920
Subordinated Debentures, due 2043 (US$460 million)        530               536
                                                      --------------------------
                                                        5,001             4,673
Unamortized Debt Issue Costs (Note 1)                     (59)                -
                                                      --------------------------
Total Long-Term Debt                                    4,942             4,673
                                                      ==========================

Note:
(1) Amounts due July 2007 are not included in current liabilities as we expect to refinance this amount with our term credit facilities.


(a)   INTEREST EXPENSE

                                                           Three Months
                                                          Ended March 31
                                                      2007             2006
-------------------------------------------------------------------------------
Long-Term Debt                                          81               62
Other                                                    5                4
                                                    ---------------------------
                                                        86               66
   Less: Capitalized                                   (38)             (57)
                                                    ---------------------------
Total                                                   48                9
                                                    ===========================

Capitalized interest relates to and is included as part of the cost of our oil and gas and Syncrude properties. The capitalization rates are based on our weighted-average cost of borrowings.

(b)    SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $632 million, of which $107 million (US$93 million) was drawn at March 31, 2007 (December 31, 2006 - $158 million). We have also utilized $181 million of these facilities to support outstanding letters of credit at March 31, 2007 (December 31, 2006 - $252 million). Interest is payable at floating rates. The weighted-average interest rate on our short-term borrowings was 5.9% for the three months ended March 31, 2007 (2006 - 4.8%).

(c)    TERM CREDIT FACILITIES

We have committed, unsecured term credit facilities of $3.5 billion, which are available to 2011. At March 31, 2007, $1,424 million (US$1,235 million) was drawn on these facilities (December 31, 2006 - $1,078 million). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable monthly at floating rates. The weighted-average interest rate on our term credit facilities was 5.9% for the three months ended March 31, 2007 (2006
- 5.2%). At March 31, 2007, $224 million of these facilities were utilized to support outstanding letters of credit (December 31, 2006 - $294 million).

7.     ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment for the three months ended March 31, 2007 and the year ended December 31, 2006, are as follows:

                                                  Three Months           Year
                                                         Ended          Ended
                                                      March 31    December 31
                                                          2007           2006
-------------------------------------------------------------------------------
Balance at Beginning of Period                             704            611
    Obligations Assumed with Development Activities         11             75
    Obligations Discharged with Disposed Properties          -             (1)
    Expenditures Made on Asset Retirements                  (7)           (44)
    Accretion                                               11             37
    Revisions to Estimates                                  (3)           (10)
    Effects of Foreign Exchange                             (4)            36
                                                          ---------------------
Balance at End of Period (1,2)                             712            704
                                                          =====================

Notes:
(1) Obligations due within 12 months of $21 million (December 31, 2006 - $21 million) have been included in accounts payable and accrued liabilities.
(2) Obligations relating to our oil and gas activities amount to $666 million (December 31, 2006 - $658 million) and obligations relating to our chemicals business amount to $46 million (December 31, 2006 - $46 million).


Our total estimated undiscounted asset retirement obligations amount to $1,792 million (December 31, 2006 - $1,770 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $91 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

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

8.     DEFERRED CREDITS AND OTHER LIABILITIES

                                                     March 31      December 31
                                                         2007             2006
--------------------------------------------------------------------------------
Deferred Transportation Revenue                            90               89
Long-Term Marketing Derivative Contracts (Note 9)          87              199
Fixed-Price Natural Gas Contracts (Note 9)                 77               74
Capital Lease Obligations                                  51               48
Defined Benefit Pension Obligations                        48               48
Stock-Based Compensation Liability                         15                6
Other                                                      55               52
                                                     --------------------------
Total                                                     423              516
                                                     ==========================

9.     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

We use derivatives in our marketing group for trading purposes and we also use derivatives to manage commodity price risk for non-trading purposes. Our derivative instruments are carried at fair value on the Unaudited Consolidated Balance Sheet. Our other financial instruments are carried at cost or amortized cost.

(a)    CARRYING VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and other financial liabilities are:

Cdn$ millions                                         MARCH 31, 2007                           DECEMBER 31, 2006
-------------------------------------------------------------------------------   ------------------------------------
                                           Carrying       Fair    Unrecognized    Carrying       Fair     Unrecognized
                                              Value      Value      Gain/(Loss)      Value      Value      Gain/(Loss)
                                           ------------------------------------   ------------------------------------
Derivatives
    Commodity Price Risk
      Non-Trading Activities
        Crude Oil Put Options                     3          3               -          19         19               -
        Fixed-Price Natural Gas Contracts      (109)      (109)              -         (96)       (96)              -
        Natural Gas Swaps                        11         11               -          (8)        (8)              -

      Trading Activities
        Crude Oil and Natural Gas                88         88               -         372        372               -
        Future Sale of Gas Inventory              -          -               -           -         25              25

    Foreign Currency Exchange Rate Risk
      Trading Activities                          -          -               -         (12)       (12)             -
                                            -----------------------------------   ------------------------------------
Total Derivatives                                (7)        (7)              -         275        300              25
                                            ===================================   ====================================

Other Financial Liabilities
      Long-Term Debt                         (4,942)    (5,058)           (116)     (4,673)    (4,728)            (55)
                                            ===================================   ====================================

The estimated fair value of all derivative instruments is based on quoted market prices and, if not available, on estimates from third-party brokers or dealers. Other financial assets used in the normal course of business include cash and cash equivalents, restricted cash and margin deposits and accounts receivable. Other financial liabilities include accounts payable, accrued interest payable, short-term borrowings and long-term debt. Fair value of long-term debt is estimated based on third-party brokers and quoted market prices.

(b)      COMMODITY PRICE RISK MANAGEMENT

NON-TRADING ACTIVITIES

We generally sell our crude oil and natural gas under short-term market based contracts.

CRUDE OIL PUT OPTIONS

In 2006, we purchased WTI crude oil put options to provide a base level of price protection without limiting our upside to higher prices. These options establish an annual average WTI floor price of US$50/bbl in 2007 on 105,000 bbls/d at a cost of $26 million. The crude oil put options are stated at fair value and are included in accounts receivable as they settle within 12 months. Any change in fair value is included in marketing and other on the Unaudited Consolidated Statement of Income.

                                     Notional                   Average               Fair
                                      Volumes       Term          Price              Value
-------------------------------------------------------------------------------------------
                                     (bbls/d)                 (US$/bbl)    (Cdn$ millions)
WTI Crude Oil Put Options             105,000       2007             50                  3
                                                                           ================

FIXED-PRICE NATURAL GAS CONTRACTS AND NATURAL GAS SWAPS

In July and August 2005, we sold certain Canadian oil and gas properties and retained fixed-price natural gas sales contracts that were previously associated with those properties. Since these contracts are no longer used in the normal course of our oil and gas operations, they have been included in the Unaudited Consolidated Balance Sheet at fair value. Amounts settling within 12 months are included in accounts payable and amounts settling greater than 12 months are included in deferred credits and other liabilities. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income.

                                             Notional                        Average              Fair
                                              Volumes            Term          Price             Value
-------------------------------------------------------------------------------------------------------
                                               (Gj/d)                         ($/Gj)    (Cdn$ millions)
Fixed-Price Natural Gas Contracts              15,514     2007 - 2008           2.46               (32)
                                               15,514     2008 - 2010    2.56 - 2.77               (77)
                                                                                       ----------------
                                                                                                  (109)
                                                                                       ================

Following the sale of the Canadian oil and gas properties, we entered into natural gas swaps to economically hedge our exposure to the fixed-price natural gas sales contracts. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income. Amounts settling within 12 months are included in accounts receivable and amounts settling greater than 12 months are included in deferred charges and other assets.

                                             Notional                        Average              Fair
                                              Volumes            Term          Price             Value
-------------------------------------------------------------------------------------------------------
                                               (Gj/d)                         ($/Gj)    (Cdn$ millions)
Natural Gas Swaps                              15,514     2007 - 2008           7.60                  4
                                               15,514     2008 - 2010           7.60                  7
                                                                                       ----------------
                                                                                                     11
                                                                                       ================

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS
We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock in our margins. The physical and financial commodity contracts (derivative contracts) are stated at fair value. The $88 million fair value of the derivative contracts at March 31, 2007 is included in the Unaudited Consolidated Balance Sheet and any change is included in marketing and other in the Unaudited Consolidated Statement of Income.

FUTURE SALE OF GAS INVENTORY
In an attempt to mitigate the exposure to fluctuations in cash flow from changes in the price of natural gas we have certain NYMEX futures contracts and swaps in place, which effectively lock in our margins on the future sale of our natural gas inventory in storage. From time to time, we have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory.

With the adoption of Section 3865 HEDGES as described in Note 1, the effective portion of gains and losses relating to cash flow hedges are now included in other comprehensive income until the gains or losses are realized in net income. Prior to the adoption of Section 3865, gains and losses related to derivatives classified as cash flow hedges were unrecognized.

At December 31, 2006, we held NYMEX natural gas futures contracts and swaps that were designated as cash flow hedges on the future sale of natural gas inventory. On adoption of Section 3865, the fair value of $25 million related to these cash flow hedges was recognized in accounts receivable on January 1, 2007. The fair value gain of $16 million, net of income taxes, was included with the opening balance of accumulated other comprehensive income (AOCI). During the first three months of 2007, the inventory was sold and as a result, gains on these cash flow hedges were recognized in marketing and other on the Unaudited Consolidated Statement of Income.

In late 2006, we de-designated certain futures contracts that had been designated as cash flow hedges of future sales of our natural gas in storage. These contracts were de-designated since it became uncertain that the future sales of natural gas would occur within the designated time frame. As it was reasonably possible that the future sales could have taken place as designated at the inception of the hedging relationship, gains of $65 million on the futures contracts were deferred in accounts payable at December 31, 2006. The adoption of Section 3865 required that the deferred gains ($45 million, net of income taxes) be reclassified to AOCI on January 1, 2007. During the first three months of 2007, the gains were recognized in marketing and other on the Unaudited Consolidated Statement of Income.

At March 31, 2007, there were no cash flow hedges in place.

(c)    FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

TRADING ACTIVITIES

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. However, we pay for many of our purchases in Canadian dollars. We enter into US-dollar forward contracts and swaps to manage this exposure. Gains and losses on our US-dollar forward contracts and swaps are included in the Unaudited Consolidated Balance Sheet, and any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income. At March 31, 2007, the fair value of our US-dollar forward contracts and swaps was immaterial.

(d)    TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING
       ACTIVITIES

Amounts related to derivative instruments held by our marketing operation are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                       March 31     December 31
(Cdn$ millions)                                            2007            2006
--------------------------------------------------------------------------------
Accounts Receivable                                         339             731
Deferred Charges and Other Assets (1)                       210             153
                                                    ----------------------------
    Total Derivative Contract Assets                        549             884
                                                    ============================

Accounts Payable and Accrued Liabilities                    374             325
Deferred Credits and Other Liabilities (1)                   87             199
                                                    ----------------------------
    Total Derivative Contract Liabilities                   461             524
                                                    ============================

    Total Derivative Contract Net Assets (2)                 88             360
                                                    ============================

Notes:
(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) Comprised of $88 million (2006 - $372 million) related to commodity contracts and losses of nil (2006 - losses of $12 million) related to US-dollar forward contracts and swaps.

As a physical energy marketer, we match the contract months of our derivative instruments with the contract months of our physical sales and purchases. As a result, our disclosure with respect to derivative instruments includes amounts with no ongoing commodity price or foreign exchange risk as at March 31, 2007. Excluding such amounts, derivative contracts included in accounts receivable at March 31, 2007 amounted to $284 million (December 31, 2006 - $460 million) and derivative contracts included in accounts payable and accrued liabilities amounted to $350 million (December 31, 2006 -$312 million).

Our exchange-traded derivative contracts are subject to margin deposit requirements. We are required to advance cash to counterparties in order to satisfy their requirements. We have margin deposits of $181 million (December 31, 2006 - $197 million), which have been included in restricted cash and margin deposits on our Unaudited Consolidated Balance Sheet at March 31, 2007.

10.  SHAREHOLDERS' EQUITY

DIVIDENDS
Dividends per common share for the three months ended March 31, 2007 were $0.05 (2006 - $0.05). Dividends paid to holders of common shares have been designated as "eligible dividends" for Canadian tax purposes.


11.  EARNINGS PER COMMON SHARE

We calculate basic earnings per common share using net income and the weighted-average number of common shares outstanding. We calculate diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

                                                                         Three Months
                                                                        Ended March 31
(millions of shares)                                                    2007       2006
----------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                   263.0      261.6
Shares issuable pursuant to tandem options                              14.2          -
Shares to be purchased from proceeds of tandem options                  (7.9)         -
                                                                    --------------------
Weighted-average number of diluted common shares outstanding           269.3      261.6
                                                                    ====================

In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2007, all options were included because their exercise price was less than the quarterly average common share market price in the period. In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2006, all options were excluded because they have an anti-dilutive impact on the loss per share amounts. During the periods presented, outstanding stock options were the only potential dilutive instruments.


12.  CASH FLOWS

(a)    CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                        Three Months
                                                                       Ended March 31
                                                                      2007         2006
----------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                   334          266
Stock-Based Compensation                                                44          108
Future Income Taxes                                                     35          269
Change in Fair Value of Crude Oil Put Options                           16            4
Net Income Attributable to Non-Controlling Interests                     3            3
Other                                                                    3           22
                                                                    --------------------
Total                                                                  435          672
                                                                    ====================

(b)    CHANGES IN NON-CASH WORKING CAPITAL

                                                                        Three Months
                                                                       Ended March 31
                                                                      2007        2006
----------------------------------------------------------------------------------------
   Accounts Receivable                                                  75          829
   Inventories and Supplies                                             65         (150)
   Other Current Assets                                                 (4)           5
   Accounts Payable and Accrued Liabilities                            (58)        (571)
   Accrued Interest Payable                                            (18)         (17)
                                                                    --------------------
Total                                                                   60           96
                                                                    ====================

Relating to:
   Operating Activities                                                 32           73
   Investing Activities                                                 28           23
                                                                    --------------------
Total                                                                   60           96
                                                                    ====================

(c)    OTHER CASH FLOW INFORMATION

                                                                         Three Months
                                                                        Ended March 31
                                                                      2007         2006
----------------------------------------------------------------------------------------
Interest Paid                                                          101           80
Income Taxes Paid                                                       57           70
                                                                    --------------------

13.  MARKETING AND OTHER

                                                                         Three Months
                                                                       Ended March 31
                                                                      2007         2006
----------------------------------------------------------------------------------------
Marketing Revenue, Net                                                 247          437
Decrease in Fair Value of Crude Oil Put Options                        (16)          (4)
Interest                                                                 9            9
Foreign Exchange Losses                                                 (5)         (21)
Other                                                                   13            5
                                                                    --------------------
Total                                                                  248          426
                                                                    ====================


14.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

As described in Note 15 to the Audited Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations.

15.  OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Energy Marketing, Syncrude and Chemicals in various geographic locations as described in Note 20 to the Audited Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K.

THREE MONTHS ENDED MARCH 31, 2007

                                                                                                                   Corporate
                                                                                    Energy                           and
(Cdn$ millions)                                    Oil and Gas                    Marketing   Syncrude  Chemicals    Other   Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                  United    United       Other
                                 Yemen    Canada  States    Kingdom  Countries(1)
                                -------------------------------------------------
Net Sales                          243      115      168       344         29        16         119        106        -      1,140
Marketing and Other                  3        1        -         4          -       247           -          5      (12)(2)    248
                                ---------------------------------------------------------------------------------------------------
Total Revenues                     246      116      168       348         29       263         119        111      (12)     1,388
Less: Expenses
 Operating                          42       39       28        53          2        13          47         66        -        290
 Depreciation, Depletion,
   Amortization and
    Impairment                      58       41       84       114          3         4          13         11        6        334
 Transportation and Other            3        7        -         -          -       220           5         11        -        246
 General and Administrative (3)      1       32       19         5         24        30           -          9       82        202
 Exploration                         3        5       13        20          8(4)      -           -          -        -         49
 Interest                            -        -        -         -          -         -           -          3       45         48
                                ---------------------------------------------------------------------------------------------------
Income (Loss) from
   Continuing Operations
    before Income Taxes            139       (8)      24       156         (8)       (4)         54         11     (145)       219
                                ============================================================================================
Less: Provision for Income
 Taxes (5)                                                                                                                      95
Less: Non-Controlling
 Interests                                                                                                                       3
                                                                                                                            -------
Net Income                                                                                                                     121
                                                                                                                            =======

Identifiable Assets                521    4,279    1,668     5,356        248     3,372(6)    1,196        467       206    17,313
                                ===================================================================================================

Capital Expenditures
 Development and Other              32      356      139       140          8         -           7         12        8        702
 Exploration                         5       33       14        46         10         -           -          -        -        108
 Proved Property Acquisitions        -        -        -         1          -         -           -          -        -          1
                                ---------------------------------------------------------------------------------------------------
                                    37      389      153       187         18         -           7         12        8        811
                                ===================================================================================================

Property, Plant and Equipment
 Cost                            2,414    5,601    2,982     4,834        256       230       1,305        797      294     18,713
 Less: Accumulated DD&A          2,121    1,485    1,491       528         81        49         185        436      154      6,530
                                ---------------------------------------------------------------------------------------------------
Net Book Value                     293    4,116    1,491     4,306        175       181       1,120        361      140     12,183
                                ===================================================================================================

Notes:
(1)  Includes results of operations from producing activities in Colombia.
(2)  Includes  interest  income of $9 million,  foreign  exchange  losses of $5 million and decrease in the fair value of crude oil put options of $16 million.
(3)  Includes stock-based compensation expense of $116 million.
(4)  Includes exploration activities primarily in Nigeria, Norway and Colombia.
(5)  Includes Yemen cash taxes of $44 million.
(6)  Approximately 78% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED MARCH 31, 2006

                                                                                                                   Corporate
                                                                                    Energy                           and
(Cdn$ millions)                                    Oil and Gas                    Marketing   Syncrude  Chemicals    Other   Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                  United    United       Other
                                 Yemen    Canada  States    Kingdom  Countries(1)
                                -------------------------------------------------
Net Sales                          328      111      181       134         28         7          84        107        -        980
Marketing and Other                  3        1        -         2          -       437           -          -       (17)(2)   426
                                ---------------------------------------------------------------------------------------------------
Total Revenues                     331      112      181       136         28       444          84        107       (17)    1,406
Less: Expenses
 Operating                          36       34       30        22          2         7          53         66        -        250
 Depreciation, Depletion,
   Amortization and
    Impairment                      77       37       55        71          2         3           5         10        6        266
 Transportation and Other            2       10        -         -          -       232           6         10        -        260
 General and Administrative (3)     14       42       35         4         16        36           -          7       66        220
 Exploration                         -        6       62        20         15(4)      -           -          -        -        103
 Interest                            -        -        -         -          -         -           -          2        7          9
                                ---------------------------------------------------------------------------------------------------
Income (Loss) from
   Continuing Operations
    before Income Taxes            202      (17)      (1)       19         (7)      166          20         12      (96)       298
                                ============================================================================================
Less: Provision for Income
 Taxes (5), (6)                                                                                                                378
Less: Non-Controlling
 Interests                                                                                                                       3
                                                                                                                            -------
Net Loss                                                                                                                       (83)
                                                                                                                            =======

Identifiable Assets                630    2,789    1,414     4,966        188     2,743(7)    1,146        470       152    14,498
                                ===================================================================================================

Capital Expenditures
 Development and Other              47      325       64       120          9         1          37          2        7        612
 Exploration                         5       46       40        19          7         -           -          -        -        117
 Proved Property Acquisitions        -        2        -         1          -         -           -          -        -          3
                                ---------------------------------------------------------------------------------------------------
                                    52      373      104       140         16         1          37          2        7        732
                                ===================================================================================================

Property, Plant and Equipment
 Cost                            2,299    3,991    2,491     4,139        256       185       1,275        829      251     15,716
 Less: Accumulated DD&A          1,921    1,334    1,213       275        120        74         173        466      129      5,705
                                ---------------------------------------------------------------------------------------------------
Net Book Value                     378    2,657    1,278     3,864        136       111       1,102        363      122     10,011
                                ===================================================================================================

Notes:
(1)  Includes results of operations from producing activities in Colombia.
(2)  Includes interest income of $8 million, foreign exchange losses of $21 million and decrease in the fair value of crude oil put options of $4 million.
(3)  Includes stock-based compensation expense of $145 million.
(4)  Includes exploration activities primarily in Nigeria and Colombia.
(5)  Includes Yemen cash taxes of $67 million.
(6)  Includes future income tax expense of $277 million related to an increase in the supplemental tax rate on oil and gas activities in the United Kingdom.
(7)  Approximately 77% of Marketing's identifiable assets are accounts receivable and inventories.

16.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)    UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
       FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions, except per share amounts)                                2007         2006
-------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                           1,140         980
    Marketing and Other (i)                                               246         436
                                                                  -------------------------
                                                                        1,386       1,416
                                                                  -------------------------
EXPENSES
    Operating (ii)                                                        296         252
    Depreciation, Depletion, Amortization and Impairment                  334         266
    Transportation and Other                                              246         260
    General and Administrative (iv)                                       199         221
    Exploration                                                            49         103
    Interest                                                               48           9
                                                                  -------------------------
                                                                        1,172       1,111
                                                                  -------------------------

INCOME BEFORE INCOME TAXES                                                214         305
                                                                  -------------------------

PROVISION FOR INCOME TAXES
    Current                                                                60         109
    Deferred (i) - (iv)                                                    33          (6)
                                                                  -------------------------
                                                                           93         103
                                                                  -------------------------

NET INCOME BEFORE NON-CONTROLLING INTERESTS                               121         202
    Net Income Attributable to Non-Controlling Interests                   (3)         (3)
                                                                  -------------------------

NET INCOME - US GAAP (1)                                                  118         199
                                                                  =========================

EARNINGS PER COMMON SHARE ($/share)
                                                                  -------------------------
    Basic (Note 11)                                                      0.45        0.76
                                                                  =========================

                                                                  -------------------------
    Diluted (Note 11)                                                    0.44        0.74
                                                                  =========================

Note:
(1)  RECONCILIATION OF CANADIAN AND US GAAP NET INCOME
                                                                            Three Months
                                                                           Ended March 31
     (Cdn$ millions)                                                     2007        2006
    ---------------------------------------------------------------------------------------
     Net Income - Canadian GAAP                                           121         (83)
     Impact of US Principles, Net of Income Taxes:
       Ineffective Portion of Cash Flow Hedges (i)                         (2)          6
       Pre-operating Costs (ii)                                            (3)         (1)
       Deferred Income Taxes (iii)                                          -         277
       Liability-based Stock Compensation Plans (iv)                        2           -
                                                                  -------------------------
     Net Income - US GAAP                                                 118         199
                                                                  =========================

(b)    UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                          March 31   December 31
(Cdn$ millions, except share amounts)                                         2007          2006
--------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                110           101
      Restricted Cash and Margin Deposits                                      181           197
      Accounts Receivable                                                    2,853         2,976
      Inventories and Supplies                                                 665           786
      Deferred Income Tax Asset                                                426           479
      Other                                                                     71            67
                                                                          ------------------------
        Total Current Assets                                                 4,306         4,606
                                                                          ------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $6,923 (December 31, 2006 - $6,792) (ii); (vi)       12,130        11,692
    GOODWILL                                                                   374           377
    DEFERRED INCOME TAX ASSETS                                                 138           141
    DEFERRED CHARGES AND OTHER ASSETS                                          312           263
                                                                          ------------------------
TOTAL ASSETS                                                                17,260        17,079
                                                                          ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings                                                    107           158
      Accounts Payable and Accrued Liabilities (iv)                          3,836         3,839
      Accrued Interest Payable                                                  36            55
      Dividends Payable                                                         13            13
                                                                          ------------------------
        Total Current Liabilities                                            3,992         4,065
                                                                          ------------------------

    LONG-TERM DEBT                                                           4,942         4,618
    DEFERRED INCOME TAX LIABILITIES (i) - (vi)                               2,389         2,427
    ASSET RETIREMENT OBLIGATIONS                                               691           683
    DEFERRED CREDITS AND LIABILITIES (v)                                       504           597
    NON-CONTROLLING INTERESTS                                                   73            75
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2007 - 263,188,018 shares
                      2006 - 262,513,206 shares                                866           821
      Contributed Surplus                                                        4             4
      Retained Earnings (i) - (vi)                                           4,022         3,945
      Accumulated Other Comprehensive Income (i); (v)                         (223)         (156)
                                                                          ------------------------
          Total Shareholders' Equity                                         4,669         4,614
                                                                          ------------------------
     COMMITMENTS, CONTINGENCIES AND GUARANTEES

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  17,260        17,079
                                                                          ========================

(c)    UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP
       FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions)                                                               2007          2006
--------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                           118           199
Other Comprehensive Income, Net of Income Taxes:
    Foreign Currency Translation Adjustment                                     (6)           (2)
    Change in Mark to Market on Cash Flow Hedges (i)                           (61)           14
                                                                          ------------------------
Comprehensive Income                                                            51           211
                                                                          ========================

(d)    UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE
       INCOME - US GAAP

                                                                         March 31    December 31
(Cdn$ millions)                                                              2007           2006
-------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                                      (167)         (161)
Mark to Market on Cash Flow Hedges (i)                                          -            61
Unamortized Defined Benefit Pension Costs (v)                                 (56)          (56)
                                                                          -----------------------
                                                                             (223)         (156)
                                                                          =======================

NOTES:
i. Under US GAAP, all derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. On January 1, 2007, we adopted the equivalent Canadian standard for derivative instruments.

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

      FUTURE SALE OF GAS INVENTORY: At December 31, 2006, accounts receivable includes gains of $25 million on futures contracts and swaps we used to hedge commodity price risk on the future sale of our gas inventory. Gains of $23 million ($16 million, net of income taxes) related to the effective portion and deferred in AOCI at December 31, 2006, were recognized in marketing and other in the three months ended March 31, 2007. The ineffective portion of the gains of $2 million ($2 million, net of income taxes) was recognized in marketing and other in 2006 under US GAAP. Under Canadian GAAP, the ineffective portion was recognized in net income in 2007.

      In the first quarter of 2006, our US GAAP net income includes $10 million ($6 million, net of income taxes) related to the ineffective portion of cash flow hedges.

      Also included in AOCI at December 31, 2006 are gains of $65 million ($45 million, net of income taxes) related to de-designated cash flow hedges. These gains were recognized in marketing and other in the first quarter of 2007. Under Canadian GAAP, these deferred gains are included in accounts payable and accrued liabilities at December 31, 2006 and have been recognized in marketing and other income in the three months ended March 31, 2007.

      At March 31, 2007, there were no cash flow hedges in place.

      FAIR VALUE HEDGES
      Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both is reflected in earnings. At March 31, 2007 and at December 31, 2006, we had no fair value hedges in place.

ii. Under Canadian GAAP, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

      o operating expenses include pre-operating costs of $6 million for the three months ended March 31, 2007 ($3 million, net of income taxes) (2006 - $2 million ($1 million, net of income taxes)); and

      o property, plant and equipment is lower under US GAAP by $34 million (December 31, 2006 - $28 million).

iii. Under US GAAP, enacted tax rates are used to calculate deferred income taxes, whereas under Canadian GAAP, substantively enacted rates are used. During the first quarter of 2006, the UK government substantively enacted increases to the supplementary tax on oil and gas activities from 10% to 20%, effective January 1, 2006. This created a $277 million future income tax expense during the first quarter of 2006 under Canadian GAAP.

iv. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. We are also required to accelerate the recognition of stock-based compensation expense for all stock-based awards made to our retirement-eligible employees under Canadian GAAP. However, under US GAAP, the accelerated recognition for such employees is only required for stock-based awards granted on or after January 1, 2006. As a result:

      o general and administrative expense is lower by $3 million ($2 million, net of income taxes) for the three months ended March 31, 2007 (2006 - higher by $1 million (nil, net of income taxes)); and

      o accounts payable and accrued liabilities are higher by $22 million as at March 31, 2007 (December 31, 2006 - $25 million).

v. On December 31, 2006, we adopted FASB Statement 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS (FAS 158). At March 31, 2007, the unfunded amount of our defined benefit pension plans was $81 million. This amount has been included in deferred credits and other liabilities and $56 million, net of income taxes has been included in AOCI. Prior to the adoption of FAS 158 on December 31, 2006, we included our minimum unfunded pension liability in deferred credits and other liabilities and in AOCI.

vi. On January 1, 2003, we adopted FASB Statement 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which results in our property, plant and equipment under US GAAP being lower by $19 million.


STOCK-BASED COMPENSATION EXPENSE FOR RETIRED AND RETIREMENT-ELIGIBLE EMPLOYEES Under US GAAP, we recognize stock-based compensation expense for our retired and retirement-eligible employees over an accelerated vesting period in accordance with the provisions of Statement 123(R) for stock-based awards granted to employees on or after January 1, 2006. For stock-based awards granted prior to the adoption of Statement 123(R), stock-based compensation expense for our retired and retirement-eligible employees is recognized over a graded vesting period. If we applied the accelerated vesting provisions of
Statement 123(R) to stock-based awards granted to our retired and retirement-eligible employees prior to the adoption of Statement 123(R), there would be no material change to our stock-based compensation expense for the three months ended March 31, 2007 and 2006.

CHANGES IN ACCOUNTING POLICIES - US GAAP

INCOME TAXES
On  January  1,  2007,  we  adopted  FASB   Interpretation  48  ACCOUNTING  FOR
UNCERTAINTY IN INCOME TAXES (FIN 48) with respect to FAS 109 ACCOUNTING FOR INCOME TAXES regarding accounting and disclosure for uncertain tax positions. On the adoption of FIN 48, we recorded a cumulative effect of a change in accounting principle of $28 million. This amount increased our deferred income tax liabilities, with a corresponding decrease to our retained earnings as at January 1, 2007 in our US GAAP - Unaudited Consolidated Balance Sheet. As at January 1 and March 31, 2007, the total amount of our unrecognized tax benefits was approximately $210 million, all of which, if recognized, would affect our effective tax rate. As at January 1 and March 31, 2007, the total amount of interest and penalties in relation to uncertain tax positions recognized in deferred income tax liabilities in the US GAAP -Unaudited Consolidated Balance Sheet is approximately $9 million. We had no interest or penalties in the US GAAP - Unaudited Consolidated Statement of Income for the first quarter of 2007. Our income tax filings are subject to audit by taxation authorities and as at January 1 and March 31, 2007 the following tax years remained subject to examination; (i) Canada - 1985 to date, (ii) United Kingdom - 2002 to date and
(iii) United States - 2003 to date. We do not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next twelve months.

NEW US ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement 157, FAIR VALUE MEASUREMENTS. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

Effective December 31, 2006, we adopted the recognition and disclosure provisions of FASB Statement 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS. This statement also requires measurement of the funded status of a plan as of the balance sheet date. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. We do not expect the adoption of the change in measurement date in 2008 to have a material impact on our results of operations or financial position.

In February 2007, FASB issued Statement 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. The statement allows for the elective measurement of eligible financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings without having to apply complex and detailed hedge accounting rules. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of Statement 159 and have not yet determined the impact this statement will have on our results from operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 16 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS APRIL 25, 2007.

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

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 81 OF OUR 2006 ANNUAL REPORT ON FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVE ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

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

EXECUTIVE SUMMARY OF FIRST QUARTER RESULTS
                                                                 Three Months
                                                                 Ended March 31
(Cdn$ millions)                                                  2007      2006
--------------------------------------------------------------------------------
Net Income (Loss)                                                 121       (83)
Earnings (Loss) per Common Share ($/share)                       0.46     (0.32)
Cash Flow from Operating Activities                               448       734

Production, before Royalties (mboe/d)                             238       222
Production, after Royalties (mboe/d)                              191       159
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)           59.13     61.11

Capital Investment, including Acquisitions                        811       753
Net Debt (1)                                                    4,939     3,697
                                                            --------------------

Note:
(1) Net debt is defined as long-term debt and short-term borrowings less cash and cash equivalents.

Strong commodity prices and commencement of production at Buzzard contributed to our financial results in the first quarter. These contributions were reduced by lower marketing results. Despite an 8% decrease in WTI from the first quarter of 2006, our average realized oil and gas price only fell 3% mainly due to narrower product differentials. Economically our marketing division added value for the quarter, however, for accounting purposes they broke even. We were unable to recognize gains on the increased value of our marketing inventories and transportation assets. These can only be recognized when the inventories are sold and the transportation assets are used. We expect to recognize the gains over the next 12 months. A year ago, marketing contributed $175 million to our earnings as they took advantage of volatile gas markets in late 2005. Our results in the first quarter of 2006 included $277 million of future income tax expense related to an increase in the supplemental tax rate applicable to our North Sea operations in the United Kingdom.

Our production before royalties increased 7% compared to the first quarter of 2006 and 15% from the fourth quarter. Buzzard came on stream in early January and contributed 36,000 boe/d to our quarterly production volumes. Peak rates of 85,000 boe/d (net to us) are expected by mid year. Production also increased from an additional development well at Aspen in the Gulf of Mexico. Natural declines in Yemen partially offset these increases.

In April, we began injecting steam at Long Lake to begin heating the reservoir. Bitumen production is expected to be minimal until the third quarter when we convert the wells to SAGD operation. After a review of all trends, the projected cost of Long Lake has increased from $4.6 billion to approximately $5 billion ($2.5 billion net to us). In addition, a contingency reserve of $300 million ($150 million net to us) has been created for cost and productivity pressures over and above current trends.

The increase in our net debt compared to last year largely reflects the completion of the Buzzard project in late 2006 and our ongoing investment at Long Lake.

CAPITAL INVESTMENT

Our capital investment strategy continues to focus on developing major projects, exploring our growth basins, maximizing the remaining value of our core assets and investing in new technology. In 2007, we are investing in: o our Long Lake development project; o targeting up to 19 exploration prospects, primarily in the Gulf of Mexico and the North Sea; and o creating value in our existing asset base.

Details of our first quarter capital programs are set out below.

                                                            Major      Early Stage       New Growth       Core Asset
(Cdn$ millions)                                       Development      Development      Exploration      Development      Total
--------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
      Synthetic (mainly Long Lake)                            255               50                -                -        305
     United Kingdom                                           123                -               46               18        187
     Yemen                                                      -                -                5               32         37
     United States                                             14                -               14              125        153
     Canada                                                    22                4               33               25         84
     Other Countries                                            -                5               10                3         18
Syncrude                                                        -                -                -                7          7
                                                   -----------------------------------------------------------------------------
                                                              414               59              108              210        791
Chemicals, Marketing, Corporate and Other                       -                -                -               20         20
                                                   -----------------------------------------------------------------------------
Total Capital                                                 414               59              108              230        811
                                                   =============================================================================
As a % of Total Capital                                       51%               7%              13%              29%       100%
                                                   -----------------------------------------------------------------------------

MAJOR AND EARLY STAGE DEVELOPMENT PROJECTS

SYNTHETIC
Our Long Lake project achieved a major milestone as we began injecting steam into two of our 10 well pads in April. Over the next several months we will continue to circulate steam into the injection and producing wells to heat up the reservoir and establish communication between the wells. Our plan is to commission a new pad (3 to 12 well pairs per pad) at a rate of one pad per week until all wells are circulating steam. We expect all 81 SAGD well pairs (10 pads) to be circulating steam by the end of the second quarter.

Bitumen production is expected to be minimal until the third quarter when we convert the wells to SAGD operation. During the initial ramp up period, we expect steam-to-oil ratios will be high from initial steam circulation and will decline with time as bitumen production ramps up to peak rates over a 12 to 24 month period. Over the project life, we expect our steam-to-oil ratio to average approximately 3.0. Depending on production ramp up and new facility uptime, we expect bitumen production to reach between 35,000 and 45,000 bbls/d (between 17,500 and 22,500 bbls/d net to us) by the end of 2007.

Upgrader module fabrication is now complete, all modules are on site and construction of the upgrader is approximately 85% complete. Peak output of premium synthetic crude oil is expected within 18 months of upgrader start up and we expect to exit 2007 producing between 28,000 and 36,000 bbls/d (between 14,000 and 18,000 bbls/d net to us) of synthetic crude. Production capacity for the first phase of Long Lake is approximately 60,000 bbls/d (30,000 bbls/d net to us) of premium synthetic crude which we expect to reach by late 2008 or early 2009.

The current commodity price environment is fueling the high rate of oil sands activity. This is resulting in unprecedented demand for supplies and services in the Athabasca region, causing inflationary pressure on costs. In addition, skilled labour shortages are affecting productivity. These pressures are impacting our Long Lake project. It has taken additional hours to complete the SAGD central processing facility and system turnover to operations has taken longer than anticipated. On the upgrader, progress and productivity has been less than expected on the sulphur and air separation plants, putting pressure on both cost and schedule. After a review of all trends, the projected cost of Long Lake has increased from $4.6 billion to approximately $5 billion ($2.5 billion net to us). In addition, a contingency reserve of $300 million ($150 million net to us) has been created for cost and productivity pressures over and above current trends.

We are planning to increase synthetic crude oil production to 240,000 bbls/d (120,000 bbls/d net to us) over the next decade. We plan to sequentially develop our oil sands leases with additional 60,000 bbls/d (30,000 bbls/d net to us) phases using the same technology and design as Long Lake. This process significantly reduces our need to purchase natural gas, a key cost driver in competing technologies and results in a significant cost advantage for us.

UNITED KINGDOM - ETTRICK
Development of the Ettrick field in the North Sea where we have an 80% operated working interest is progressing well. The project consists of three production wells and one water injector tied back to a leased floating production, storage and offloading (FPSO) vessel which is almost 60% complete. The FPSO is designed to handle 30,000 bbls/d of oil, 35 mmcf/d of gas and to re-inject 55,000 bbls/d of water. During the quarter, we began drilling the first development well. Production from the field is expected in mid 2008 with our share averaging approximately 9,000 boe/d for the year.

CANADA - COALBED METHANE (CBM)
In Canada, we continue to develop CBM from Mannville coals in the Fort Assiniboine area. Well performance continues to meet expectations, however capital spending has been less than planned due to partner constraints. We are taking action as permitted by our agreements to mitigate these constraints and move ahead with the capital program. Our production from this area averaged 21 mmcf/d for the quarter. We expect this to double by year-end and continue to grow as we develop additional sections of land in the Corbett, Thunder and Doris fields using multiple leg-horizontal wells.

OFFSHORE WEST AFRICA
The Usan field development, located in Nigeria on offshore Block OPL-222, continues to progress toward project sanction. The project will have the ability to process an average of 180,000 bbls/day of oil during the initial production plateau period through a new floating production, storage and offloading vessel with a two million barrel storage capacity. Recommendations have been prepared for award of the major deep-water facilities and drilling contracts, subject to final government and partner approval to proceed. These contracts provide for fabrication and integration of a portion of these facilities within Nigeria, reflecting the project's support of local content initiatives established by the Nigerian government. We expect the Usan development to be formally sanctioned this year, with first production as early as 2010. We have a 20% interest in exploration and development on this block.


NEW GROWTH EXPLORATION
In 2006, we had discoveries at Alaminos Canyon Block 856 (Great White West) and Ringo on Mississippi Canyon Block 546. We are currently evaluating development options at Great White West. At Ringo we have an appraisal well planned for the fourth quarter. We recently pooled our acreage at Ringo with adjacent Block 502 as we believe the structure is situated on both blocks. We have a 25% non-operated interest in Ringo and Block 502. The operator has renamed this discovery Longhorn.

At Knotty Head, we are moving forward to secure a rig to drill an appraisal well. One of our partners has access to a deep-water drilling rig which they are prepared to make available late this year or early next year. We are currently verifying the rig's capabilities and reviewing contractual arrangements. We have a 25% operated interest in the field.

During the quarter, we had successes in the UK North Sea at Golden Eagle and Kildare. Golden Eagle is located on Block 20/1N. The discovery well was drilled to a depth of approximately 7,500 feet and encountered hydrocarbons. A successful sidetrack well was drilled to appraise the accumulation and we are currently evaluating development options. We have a 34% operated interest in Golden Eagle. Kildare is located on Block 15/26b. The discovery well was drilled to a depth of approximately 14,100 feet and encountered hydrocarbons. We are currently analyzing the results from the well. We have a 50% non-operated interest in Kildare.

We are currently drilling two exploration wells. For the remainder of the year, we expect to drill an additional 12 to 15 exploration wells with the majority in the Gulf of Mexico and the UK North Sea. We have rigs lined up for all but one of these wells.

FINANCIAL RESULTS

CHANGE IN NET INCOME

                                                                                  2007 VS. 2006
(Cdn$ millions)
-----------------------------------------------------------------------------------------------
NET LOSS AT MARCH 31, 2006                                                            (83)
                                                                                ===============
    Favourable (unfavourable) variances:

       Production Volumes, After Royalties
         Crude Oil                                                                    233
         Natural Gas                                                                  (18)
         Change in Crude Oil Inventory                                                 (6)
                                                                                ---------------
           Total Volume Variance                                                      209

       Realized Commodity Prices
         Crude Oil                                                                    (39)
         Natural Gas                                                                  (18)
                                                                                ---------------
           Total Price Variance                                                       (57)

       Oil and Gas Operating Expense
         Conventional                                                                 (40)
         Syncrude                                                                       6
                                                                                ---------------
           Total Operating Expense Variance                                           (34)

       Depreciation, Depletion, Amortization and Impairment
         Oil & Gas and Syncrude                                                       (66)
         Other                                                                         (2)
                                                                                ---------------
           Total Depreciation, Depletion, Amortization and Impairment Variance        (68)

       Exploration Expense                                                             54

       Energy Marketing Contribution                                                 (175)

       Chemicals Contribution                                                           3

       General and Administrative Expense                                              18

       Interest Expense                                                               (39)

       Current Income Taxes                                                            49
       Future Income Taxes                                                            234

       Other
         Decrease in Fair Value of Crude Oil Put Options                              (12)
         Other                                                                         22
                                                                                ---------------

NET INCOME AT MARCH 31, 2007                                                          121
                                                                                ===============

Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION

                                                               Three Months Ended March 31
                                                       2007                          2006
-----------------------------------------------------------------------------------------------------
                                              Before           After          Before           After
                                           Royalties (1)   Royalties       Royalties (1)   Royalties
                                           ----------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                       77.1            45.0           102.4            53.7
    Canada                                      17.8            14.2            22.2            17.8
    United States                               21.6            19.3            19.3            17.0
    United Kingdom                              55.6            55.6            15.7            15.7
    Other Countries                              5.8             5.4             5.8             5.3
Syncrude (mbbls/d) (2)                          21.4            18.9            14.8            13.4
                                           ----------------------------------------------------------
                                               199.3           158.4           180.2           122.9
                                           ----------------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                       118              95             106              89
    United States                                101              86             120             102
    United Kingdom                                14              14              23              23
                                           ----------------------------------------------------------
                                                 233             195             249             214
                                           ----------------------------------------------------------

Total Production (mboe/d)                        238             191             222             159
                                           ==========================================================

Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Considered a mining operation for US reporting purposes.

HIGHER PRODUCTION INCREASED NET INCOME FOR THE QUARTER BY $209 MILLION Production after royalties increased 20% from the first quarter in 2006 and 19% from the fourth quarter of last year with the addition of royalty-free Buzzard production in the UK North Sea. Production before royalties increased 7% from the first quarter in 2006 and 15% from the fourth quarter. Production also increased as we brought on stream an additional development well at Aspen in the Gulf of Mexico.

The following table summarizes our production volume changes since the last quarter:

                                                                                  Before       After
(mboe/d)                                                                       Royalties   Royalties
-----------------------------------------------------------------------------------------------------
Production, fourth quarter 2006                                                      207         161
    Production changes:
      United Kingdom                                                                  34          34
      United States                                                                    5           4
      Yemen                                                                           (7)         (6)
      Other                                                                           (1)         (2)
                                                                             ------------------------
Production, first quarter 2007                                                       238         191
                                                                             ========================

We expect our production will continue to increase in 2007 as we ramp up to full production rates at Buzzard by mid year. Further production increases are expected to come from a sidetrack development well at Aspen currently being completed in the Gulf of Mexico and from bitumen production at Long Lake later this year. Long Lake synthetic crude oil production is expected to begin towards the end of 2007. Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

YEMEN
Production from the Masila field decreased 7% from the fourth quarter and 18% from the first quarter of 2006. Production declines at Masila reflect the maturity of the field and the impact of a reduced 2007 development drilling program. In 2007, we have 14 development wells and one sidetrack planned as we continue our field development program. During the first quarter, we drilled six development wells. Production declines are expected to continue as we maximize recovery of the remaining reserves on the block.

Block 51 production decreased 43% from the first quarter of 2006 when we commissioned the permanent central processing facilities on the block, due to relatively high natural decline rates. Our 2007 capital investment program includes further development of the BAK A and BAK B fields including nine development wells, de-bottlenecking of the BAK production facility to handle additional water, continued well optimizations and completion of water handling and power plant expansions.

We expect Yemen production to average between 60,000 and 75,000 boe/d in 2007.

CANADA
Production in Canada was consistent with the previous quarter but 6% lower than the first quarter of 2006. Natural declines at our heavy oil properties were partially offset by our heavy oil winter drilling program. Natural gas declines in our Medicine Hat region have been offset by capital investment in infill drilling and well optimization activities. CBM production continues to increase as the wells in our Fort Assiniboine area de-water and we bring additional development wells and facilities on stream.

Production volumes are expected to increase in the remainder of 2007 from additional CBM natural gas volumes and new bitumen production at Long Lake.

UNITED STATES
Gulf of Mexico production increased 16% from the previous quarter primarily as a result of bringing an additional development well at Aspen on-stream in late December 2006, coupled with less downtime at the existing Aspen wells. With the additional development well on stream, our production from the field averaged approximately 16,500 boe/d for the first quarter of 2007 compared to 10,400 boe/d a year ago. We have identified other opportunities in the field and we are currently sidetracking Aspen 1 to exploit a number of deeper sands. We expect this well to come on stream mid year. Our 2007 annual production from the Aspen field is expected to average between 15,000 and 20,000 boe/d. We have a 100% operated working interest in Aspen.

The increase from Aspen was partially offset by reduced production rates at Gunnison. Shelf production declined from last year due to lower performance, program delays and unsuccessful projects. In May, we anticipate producing from Wrigley on Mississippi Canyon Block 506 where we have a 50% non-operated interest. The well flow tested at 62 mmcf/d (31 mmcf/d net to us) during completion operations.


UNITED KINGDOM
Buzzard came on stream in early January and is ramping up to peak production rates as expected. During the quarter, production averaged 36,000 boe/d and reached over 65,000 boe/d in late April. Five of the planned six development wells are on stream. We expect to reach peak rates of 85,000 boe/d by mid year as we bring additional wells on stream and optimize the wells and production facility.

Production from the Scott and Telford fields increased 19% from the first quarter of 2006, when maintenance and turnaround activity in 2006 temporarily reduced production volumes. Early in the second quarter of 2007, we increased our interests in the Scott and Telford fields by 0.9% and 17.4%, respectively. The non-operated Farragon field produced approximately 3,100 boe/d during the quarter.


OTHER COUNTRIES
Production from our Guando field in Colombia averaged 5,800 bbls/d during the quarter. We began a 35 well infill drilling program early in the year and five wells were on stream by the end of March. We expect production from Colombia to average between 6,000 and 7,000 bbls/d in 2007.

SYNCRUDE
Syncrude production increased 45% from the same period last year. New production from the Stage 3 expansion accounted for approximately 75% of the increase. The balance of the production increase in 2007 reflects the impact of reduced capacity in 2006 as a result of maintenance and turnaround work. Since mid-December, circulation difficulties have restricted Coker 8-3 to less than 70% of design capacity. A turnaround on Coker 8-3 is expected to occur in May.

COMMODITY PRICES

                                                                     Three Months
                                                                     Ended March 31
                                                                   2007         2006
-------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                       58.16        63.48
                                                           --------------------------

    Differentials (1) (US$/bbl)
      Heavy Oil                                                   16.57        28.89
      Mars                                                         5.09         7.90
      Masila                                                       2.01         3.76
      Dated Brent                                                  0.41         1.73

    Producing Assets (Cdn$/bbl)
      Yemen                                                       63.02        68.32
      Canada                                                      41.71        30.00
      United States                                               58.49        63.73
      United Kingdom                                              64.33        69.02
      Other Countries                                             59.81        58.81
      Syncrude                                                    70.03        69.95

    Corporate Average (Cdn$/bbl)                                  61.69        63.11
                                                           --------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)               7.18         7.87
    AECO (Cdn$/GJ)                                                 7.07         8.79
                                                           --------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                       7.16         7.65
      United States                                                8.58         9.06
      United Kingdom                                               3.87        11.82

    Corporate Average (Cdn$/mcf)                                   7.58         8.71
                                                           --------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)             59.13        61.11
                                                           --------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                  0.8573       0.8660
                                                           --------------------------

Note:
(1)  These differentials are a discount to WTI.

LOWER REALIZED COMMODITY PRICES DECREASED QUARTERLY NET INCOME BY $57 MILLION WTI weakened early in the quarter, averaging 8% lower as compared to the first quarter of 2006. Benchmark commodity prices remained high and helped us to realize strong prices of $61.69/bbl for our crude oil in the quarter. Our realized gas price decreased 13% from a year ago to average $7.58/mcf in the first three months of the year. NYMEX decreased 9% in the same period averaging US$7.18/mmbtu.

CRUDE OIL REFERENCE PRICES
WTI dipped under the US$50/bbl mark during the quarter for the first time since May 2005 before rebounding to finish the quarter at US$65.87/bbl. WTI traded at an average of US$58.16/bbl for the quarter with a trading range between US$49.90/bbl and US$68.09/bbl. The fluctuation in crude prices has been driven by mild weather in January, large sell offs by various institutions and geopolitical risk in the Middle East.

At the beginning of the year, crude prices declined from the prior year as a result of warmer than expected winter weather and institutional-led sell offs in the crude oil commodity markets. The warming effect of El Nino contributed to a warm January in North America. In addition, as crude prices continued to slide, institutions increased their selling of crude oil futures in order to manage their exposure to hedging and price protection programs of oil and gas producers.

Crude prices started to recover towards the end of January as winter weather finally arrived in North America. The cold weather boosted demand for heating oil and crude. In addition, the market started to tighten in response to OPEC's agreement to reduce production by 1.2 million barrels a day from November 1, 2006 and by a further 500,000 barrels a day from February 1, 2007.

Geopolitical risk in Iran, the world's fourth largest oil exporter, was the dominant factor applying upward pressure on crude prices near the end of the quarter. Crude prices surged over US$68/bbl in late March following Iran's detention of 15 British military personnel. This exacerbated on-going tensions involving Iran and its uranium enrichment program. Aside from Iran, violence in Nigeria, the world's eighth largest oil exporter, continues to cause supply outages. In the current tight supply environment any potential supply disruptions have a significant impact on global oil balances as there is little spare capacity.

CRUDE OIL DIFFERENTIALS
In Canada, heavy crude oil differentials averaged US$16.57/bbl (28% of WTI) for the quarter, as compared to US$28.89/bbl (46% of WTI) in 2006. The expanded market for Canadian heavy crude as a result of increased pipeline capacity from a line reversal last year of the Spearhead pipeline has contributed to the strengthening of this differential. Greater demand for Canadian heavy crude also reflects security of supply concerns with respect to Venezuelan heavy crude. In addition, heavy crude differentials are tighter than usual this winter since OPEC cuts tend to be heavy barrels, increasing the value of heavy barrels relative to lighter barrels.

The US Gulf Coast Mars differential narrowed to an historic low, averaging US$5.09/bbl throughout the first quarter as compared to US$7.90/bbl last year. Mars differentials narrowed in response to weakening WTI prices early in the quarter and OPEC production quota cuts which have caused a shortage of foreign sour crude.

The Yemen Masila differential also narrowed relative to WTI during the first quarter, averaging US$2.01/bbl compared to US$3.76/bbl in 2006. Strong demand growth in China has been the primary driver for the strengthening of Masila crude. In addition, stronger Brent pricing has provided upside support since Masila crude is priced off Brent.

The Brent/WTI differential strengthened during the quarter with Brent trading at a discount averaging US$0.41/bbl compared to US$1.73/bbl last year, resulting in solid pricing for our North Sea barrels. Brent closed the quarter at a record US$2/bbl premium over WTI. Historically, Brent trades at a discount of US$1.50 to US$2.00 per barrel but the spread broke away last year because of the Israel-Lebanon conflict and again this year when Iran detained British sailors. North Sea crude is typically more volatile than the North American WTI benchmark. We expect that Brent will continue to trade at a premium over WTI given the April Nigerian Presidential election, the North Sea turnaround season scheduled to commence in June which will shut-in production, and the current pipeline constraints at Cushing, Oklahoma which is causing WTI to trade at lower prices than other crude grades. Increased shipments of Canadian volumes due to increased oil sands production also put downward pressure on WTI.

NATURAL GAS REFERENCE PRICES
Natural gas prices averaged US$7.18/mmbtu for the quarter. The trading range for NYMEX was between US$6.03/mmbtu and US$8.04/mmbtu. Softer natural gas prices reflect the impact of warm weather and high storage levels. Gas prices were lower in January than in February and March. This was attributable to the mild January weather in North America and the colder temperatures that arrived thereafter. As the year progresses, natural gas prices will depend on the summer heat and autumn's hurricane season.

 OPERATING COSTS

                                                                Three Months Ended March 31
(Cdn$/boe)                                                2007                              2006
----------------------------------------------------------------------------------------------------------
                                                 Before            After           Before           After
                                              Royalties (1)    Royalties        Royalties (1)   Royalties
                                          ----------------------------------------------------------------
Conventional Oil and Gas                           8.24            10.49             6.56            9.50
Synthetic Crude Oil
    Syncrude                                      24.40            27.66            40.12           44.36
Total Oil and Gas                                  9.67            12.18             8.78           12.46
                                          ----------------------------------------------------------------

Note:
(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OIL AND GAS OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY $34 MILLION
Our corporate average unit operating cost was impacted by changes in our production mix during the quarter. New production from Buzzard in the North Sea and increased Syncrude production are higher contributors to our total production. Buzzard operating costs reduced our average by $0.47/boe as operating costs on the Buzzard platform are lower than our corporate average, while higher-cost Syncrude barrels increased our total oil and gas operating cost by $1.51/boe.

Lower production at Masila and Block 51 in Yemen, together with higher service rig activity, increased unit operating costs. Overall, Yemen increased our corporate unit average cost by $0.48/boe. Although industry cost pressures caused by the strong commodity price environment have increased our operating costs in the Gulf of Mexico, this increase had a minimal impact on our corporate average compared to last year. Our Gulf of Mexico costs in 2006 included turnaround and maintenance activity on the Shelf at Eugene Island 18.

In Canada, operating costs increased our corporate average by $0.38/boe. Our heavy oil properties have higher operating costs per boe as many of our costs are fixed in nature. Unit operating costs at CBM are higher initially as we de-water the wells to stimulate gas production. Costs have also increased as we ramp up our CBM operations with more wells coming on stream at Fort Assiniboine. Initial production from the new CBM wells is low as we produce water to depressurize the coals. We expect operating costs to decrease over time as the wells de-water and gas production increases.

North Sea quarterly operating costs on the Scott and Telford fields increased as a result of additional maintenance costs and water injection improvement work on Scott. These increases increased our corporate average by $0.53/boe.

US-dollar denominated operating costs were higher when translated to Canadian dollars as a result of the stronger US dollar. This increased our corporate average by $0.05/boe for the quarter.

Syncrude operating costs per barrel were 39% lower than the first quarter of 2006 as a result of reduced maintenance and higher production. In the first quarter of 2006, costs related to maintenance and coker turnaround activity were spread over fewer barrels, increasing the average operating cost per barrel to $40.12. The impact of the lower Syncrude unit costs reduced our corporate average by $1.63/boe during the quarter.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                               Three Months Ended March 31
(Cdn$/boe)                                                2007                              2006
----------------------------------------------------------------------------------------------------------
                                                 Before            After           Before           After
                                              Royalties (1)    Royalties        Royalties (1)   Royalties
                                           ---------------------------------------------------------------
Conventional Oil and Gas                          15.20            19.35            12.83           18.58
Synthetic Crude Oil
    Syncrude                                       6.65             7.54             3.78            4.18
Average Oil and Gas                               14.45            18.19            12.23           17.36
                                           ---------------------------------------------------------------

Note:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OIL AND GAS DD&A REDUCED NET INCOME FOR THE QUARTER BY $66 MILLION
Our production mix has changed with new production added from the Buzzard development in the North Sea. Costs relating to Buzzard are higher than our corporate average as they include our acquisition cost and the costs to complete the project. Buzzard increased our average unit DD&A by $0.82/boe. This was offset by declines in Block 51 production, which reduced our corporate average by $0.89/boe. Buzzard unit depletion is expected to decrease in the next few years as we anticipate booking additional proved reserves from production experience and development drilling.

In Yemen, a lower reserve base and additional development costs to maximize recovery of the remaining reserves increased our corporate unit depletion rate by $0.30/boe as compared to the first quarter of 2006.

Canadian land acquisitions in 2006, together with capital spending on new wells and facilities for CBM projects, increased our Canada DD&A rate during the quarter. Our average DD&A rate increased by $0.44/boe as a result. Our depletion rate in the Gulf of Mexico increased as compared to 2006 from higher costs related to the additional development well at Aspen and from reserve reductions at the end of 2006. The Gulf of Mexico increased our corporate average rate by $1.70/boe.

DD&A on our existing assets in the Scott and Telford fields decreased in 2007 as a result of a higher reserves base. In 2006, DD&A also included the write-off of $15 million of purchase price allocated to unproved properties following unsuccessful exploration activities. Our 2007 corporate average unit rate decreased $0.70/boe as a result.

The weakening of the Canadian dollar increased our DD&A expense relative to the first quarter of 2006 as the depletion of our international and US assets is denominated in US dollars. This increased our corporate average by $0.11/boe.

Syncrude DD&A includes costs to develop the Stage 3 expansion that came on stream in mid 2006. The depletion of the expansion costs increased our average by $0.44/boe.

EXPLORATION EXPENSE

                                                                        Three Months
                                                                       Ended March 31
(Cdn$ millions)                                                      2007          2006
----------------------------------------------------------------------------------------
Seismic                                                               10            22
Unsuccessful Exploration Drilling                                     21            65
Other                                                                 18            16
                                                                  ----------------------
Total Exploration Expense                                             49           103
                                                                  ======================

New Growth Exploration                                               108           117
Geological and Geophysical Costs                                      10            22
                                                                  ----------------------
Total Exploration Expenditures                                       118           139
                                                                  ======================

Exploration Expense as a % of Exploration Expenditures               42%           74%
                                                                  ----------------------

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $54 MILLION Exploration activity during the first quarter was primarily focused on drilling exploratory wells in the North Sea. During the quarter, we completed drilling operations at our successful Golden Eagle prospect in the North Sea. The discovery well was drilled to a depth of approximately 7,500 feet and encountered hydrocarbons. A sidetrack well was drilled to appraise the accumulation and we are currently evaluating development options. We were also successful on our 50% non-operated Kildare target in the North Sea. The discovery well was drilled to approximately 14,100 feet and encountered hydrocarbons. Additional appraisal work is being evaluated to further define the discovery.

Our exploration expense in the first quarter includes $15 million of costs relating to the unsuccessful Guinea well in the North Sea. Drilling on this well was completed in early March and reached 7,410 feet. We encountered the target reservoir but abandoned the well as the reservoir was water bearing. In Yemen, we expensed $2 million of costs related to an unsuccessful exploratory well on Block 51. Our 2006 exploration expense includes $44 million of dry hole costs associated with our unsuccessful Pathfinder well in the Gulf of Mexico.

Seismic data acquisition was lower during the quarter as we focused on analyzing the data acquired last year to identify potential exploration targets. We are currently drilling two exploration wells. For the remainder of the year, we expect to drill an additional 12 to 15 exploration wells, with the majority in the Gulf of Mexico and the UK North Sea.

ENERGY MARKETING

                                                                            Three Months
                                                                           Ended March 31
(Cdn$ millions)                                                            2007      2006
--------------------------------------------------------------------------------------------
    Physical Sales (1)                                                   10,898    10,458
    Physical Purchases (1)                                              (10,624)  (10,126)
    Net Financial Transactions (1)                                          (27)      105
                                                                      ----------------------
Net Revenue                                                                 247       437
    Transportation Expense                                                 (220)     (232)
    Other                                                                     3         -
                                                                      ----------------------
NET MARKETING REVENUE                                                        30       205
                                                                      ======================

CONTRIBUTION TO NET MARKETING REVENUE BY PRODUCT TYPE:
    North American Natural Gas                                               25       188
    Global Crude Oil                                                        (12)       11
    North American Power                                                      7         3
    Other                                                                    10         3
                                                                      ----------------------
NET MARKETING REVENUE                                                        30       205
    General and Administrative                                              (30)      (36)
                                                                      ----------------------
NET MARKETING REVENUE AFTER GENERAL AND ADMINISTRATIVE                        -       169
    Depreciation, Depletion, Amortization and Impairment                     (4)       (3)
                                                                      ----------------------
MARKETING CONTRIBUTION TO INCOME BEFORE INCOME TAXES                         (4)      166
                                                                      ======================

PHYSICAL SALES VOLUMES (2)
    North American Natural Gas (bcf/d)                                      5.4       5.4
    Global Crude Oil (mbbls/d)                                              851       587
    North American Power (MW/d)                                           4,548     4,297

VALUE-AT-RISK
    Quarter-end                                                              33        19
    High                                                                     35        26
    Low                                                                      24        17
    Average                                                                  28        20
                                                                      ----------------------

NOTES:
(1)  Marketing's   physical  sales,   physical   purchases  and  net  financial
     transactions are reported net on the unaudited consolidated statement of income as marketing and other.
(2)  Excludes intra-segment transactions.

LOWER CONTRIBUTION FROM MARKETING DECREASED NET INCOME BY $175 MILLION Marketing's contribution to our first quarter results was lower than a year ago when our Marketing group was able to take advantage of volatile gas markets in late 2005. In 2007, late first quarter liquidations in the gas markets caused our North American natural gas group to report unrealized losses on their basis positions. The group is still holding these positions as they look to take advantage of a favourable move in location spreads in the months ahead.

Losses on financial contracts hedging Marketing's gas storage and transportation assets also contributed to the lower results in the quarter. While the value of these storage and transportation assets has increased, we are unable to recognize these value gains in our reported results until the gas in storage is sold and the transportation assets are used. We are, however, required to include the losses on the financial contracts in our results. We expect to recognize the gains on our gas storage positions over the next twelve months.

Our crude oil marketing group was also affected by the volatility in crude oil prices. We increased our crude oil in storage from last year. We generated unrealized gains on our crude oil storage during the quarter but we are unable to include the increase in value in our reported results until the oil is sold. At the same time, we incurred losses on financial contracts we hold to economically hedge this oil. These losses are included in our results as the financial contracts are carried at fair value. The global crude oil group also realized losses on their crude oil trading positions as they were short oil when prices started to rise. These positions have been closed out.

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

COMPOSITION OF NET MARKETING REVENUE
                                                                                                    Three Months
                                                                                                   Ended March 31
(Cdn$ millions)                                                                                 2007         2006
-------------------------------------------------------------------------------------------------------------------
Trading Activities                                                                                24          202
Non-Trading Activities                                                                             6            3
                                                                                         --------------------------
                                                                                                  30          205
                                                                                         ==========================

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


FAIR VALUE OF DERIVATIVE CONTRACTS
At March 31, 2007, the fair value of our derivative contracts not designated as accounting hedges totalled $88 million. Below is a breakdown of this fair value by valuation method and contract maturity.

(Cdn$ millions)                                                                       MATURITY
--------------------------------------------------------------------------------------------------------------------
                                                      less than                                more than
                                                         1 year    1-3 years     4-5 years      5 years       Total
                                                      --------------------------------------------------------------
Prices
    Actively Quoted Markets                                 (36)          25           (11)           -         (22)
    From Other External Sources                               1           90            21           (2)        110
    Based on Models and Other Valuation Methods               -            -             -            -           -
                                                      --------------------------------------------------------------
Total                                                       (35)         115            10           (2)         88
                                                      ==============================================================

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

(Cdn$ millions)                                                                                            Total
-------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2006                                                                              360
    Change in Fair Value of Contracts                                                                         11
    Net Losses (Gains) on Contracts Closed                                                                  (283)
    Changes in Valuation Techniques and Assumptions (1)                                                        -
                                                                                                       ------------
Fair Value at March 31, 2007                                                                                  88
                                                                                                       ============

Note:
(1)  Our valuation methodology has been applied consistently in each period.

As a physical energy marketer, we match the contract months of our derivative contracts with the contract months of our physical sales and purchases. As a result, the fair value of our derivative contracts as at March 31, 2007 includes amounts with no ongoing commodity price or foreign currency exchange risk. Excluding these amounts, the fair value of our derivative contracts at March 31, 2007 was $57 million.

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

Contract maturities vary from a single day up to 11 years. Those maturing beyond one year primarily relate to North American natural gas positions. The relatively short maturity of our contracts, the high quality of our valuations from quoted markets and external sources and the limited economic exposure combine to lower our portfolio risk.

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


NON-TRADING ACTIVITIES
We enter into fee for service contracts related to transportation and storage of third-party oil and gas. In addition, we earn income from our power generation facilities at Balzac and Soderglen. We earned $6 million from these activities in the first quarter (2006 - $3 million).


CHEMICALS

HIGHER CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $3 MILLION
North American chlor-alkali and sodium chlorate sales volumes remained strong during the quarter despite pulp mill outages and delays caused by rail worker labour disturbances. Our operations in Brazil remain strong as a result of continued demand from Aracruz Cellulose, our primary customer in Brazil.

Chemicals net income during the quarter includes foreign exchange gains of $2 million on Canexus US-dollar denominated debt.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                            Three Months
                                                                           Ended March 31
(Cdn$ millions)                                                           2007        2006
--------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation          86          75
Stock-Based Compensation (1)                                               116         145
                                                                        --------------------
Total General and Administrative Expense                                   202         220
                                                                        ====================

Note:
(1) Includes the tandem option plan, stock options for our US-based employees and stock appreciation rights.

LOWER COSTS INCREASED QUARTERLY NET INCOME BY $18 MILLION
Our stock-based compensation expense decreased as compared to the first quarter 2006. In 2007, our share price increased 10% as compared to the first quarter of 2006, when our common share price increased 16%. Cash expense related to our stock-based compensation programs was $72 million during the first quarter.

We are continuing to expand our marketing operations into new European markets which has increased our G&A expenses relative to last year. Labour market conditions in the oil and gas industry also remain tight which is creating upward pressure on employee costs.

INTEREST AND FINANCING COSTS

                                                                Three Months
                                                               Ended March 31
(Cdn$ millions)                                                2007       2006
--------------------------------------------------------------------------------
Interest                                                         86         66
    Less: Capitalized Interest                                  (38)       (57)
                                                             -------------------
Net Interest Expense                                             48          9
                                                             ===================

HIGHER INTEREST EXPENSE DECREASED QUARTERLY NET INCOME BY $39 MILLION
Our financing costs increased $20 million from the first quarter of 2006 as we used our term credit facilities to finance some of our capital investment activities. The amount of interest capitalized on our major development projects decreased during the quarter as we completed the Buzzard and Syncrude Stage 3 development projects in 2006. In 2007, we are capitalizing interest on our Long Lake development in the Athabasca oil sands and on our Ettrick project in the North Sea.


INCOME TAXES

                                                                 Three Months
                                                                Ended March 31
(Cdn$ millions)                                                2007       2006
--------------------------------------------------------------------------------
Current                                                          60        109
Future                                                           35        269
                                                             -------------------
Total Provision for Income Taxes                                 95        378
                                                             ===================

Effective Tax Rate (%)                                          43%       127%
                                                             -------------------

EFFECTIVE TAX RATE DECREASES TO 43%
Current income taxes include cash taxes in Yemen of $44 million (2006 - $67 million). Our income tax provision also includes current taxes in Colombia, the United States and the United Kingdom.

Our provision for future income taxes in 2006 included a one-time expense of $277 million related to tax rate changes in the UK. In early 2006, the UK government substantively enacted increases to the supplementary charge on our North Sea oil and gas activities from 10% to 20%, effective January 1, 2006. Excluding the charge, our effective tax rate in the first quarter of 2006 was 34%. Our effective tax rate in 2007 increased to 43% as more income is being generated from our North Sea operations.


OTHER

                                                                  Three Months
                                                                 Ended March 31
(Cdn$ millions)                                                 2007       2006
--------------------------------------------------------------------------------
Decrease in Fair Value of Crude Oil Put Options                  (16)        (4)
                                                              ------------------

During the second quarter of 2006, we purchased put options on approximately 105,000 bbls/d of our 2007 crude oil production. These options establish a WTI floor price of US$50/bbl on these volumes, are settled annually and provide a base level of price protection without limiting our upside to higher prices. The put options were purchased for $26 million and are carried at fair value. At December 31, 2006, the options had a fair value of $19 million. During the first quarter we recorded a loss of $16 million for the decrease in fair value as a result of the rise in WTI. In the first quarter of 2006, we recorded a loss of $4 million on crude oil put options purchased in late 2004 that expired unused.

LIQUIDITY

CAPITAL STRUCTURE

                                                                   March 31      December 31
(Cdn$ millions)                                                        2007             2006
---------------------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                          1,720            1,410
   Public Senior Notes                                                2,815            2,885
                                                                   --------------------------
     Senior Debt                                                      4,535            4,295
   Subordinated Debt                                                    514              536
                                                                   --------------------------
     Total Debt                                                       5,049            4,831
   Less: Cash and Cash Equivalents                                     (110)            (101)
                                                                   --------------------------
TOTAL NET DEBT                                                        4,939            4,730
                                                                   ==========================

SHAREHOLDERS' EQUITY (2)                                              4,783            4,636
                                                                   ==========================

Notes:
(1) Includes all of our debt and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.

(2) At March 31, 2007, there were 263,188,018 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

(Cdn$ millions)
--------------------------------------------------------------------------------------------
Capital Investment                                                                      811
Cash Flow from Operating Activities                                                    (448)
                                                                                ------------
   Excess of Capital Investment over Cash Flow                                          363

Dividends on Common Shares                                                               13
Issue of Common Shares                                                                  (29)
Foreign Exchange Translation of US-dollar Debt and Cash                                 (50)
Other                                                                                   (88)
                                                                                ------------
Increase in Net Debt                                                                    209
                                                                                ============

CHANGE IN WORKING CAPITAL

                                                         March 31     December 31   Increase/
(Cdn$ millions)                                              2007            2006   (Decrease)
----------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                     110             101        9
Restricted Cash                                               181             197      (16)
Accounts Receivable                                         2,853           2,951      (98)
Inventories and Supplies                                      665             786     (121)
Future Income Tax Assets                                      426             479      (53)
Accounts Payable and Accrued Liabilities                   (3,814)         (3,879)      65
Other                                                          22              (1)      23
                                                      ----------------------------------------
Net Working Capital                                           443             634     (191)
                                                      ========================================

Accounts receivable were lower than year end as gains on our marketing derivative contracts previously included in our accounts receivable were realized during the quarter. Natural gas inventory held by our marketing group was lower than year end as we capitalized on the winter heating season and sold natural gas from storage. This was partially offset as our crude oil marketing group acquired additional inventory during the quarter. Our accrued liabilities decreased during the quarter as we settled the Block 51 arbitration. This was partially offset by accruals for our stock-based compensation obligations and higher activity by our international crude oil marketing group.

OUTLOOK FOR REMAINDER OF 2007
We continue to expect our 2007 full year production to average between 275,000 and 305,000 boe/d before royalties. We expect to generate $3 to $3.3 billion in cash flow (before remediation and geological and geophysical expenditures) in 2007, assuming the following for the remainder of the year:


-------------------------------------------------------------------------------
WTI (US$/bbl)                                                            50.00
NYMEX natural gas (US$/mmbtu)                                             6.00
Oil & Gas and Syncrude Operating Costs (Cdn$/boe)                         8.00
US to Canadian dollar exchange rate                                       0.88
                                                                   ------------

To date, we have incurred almost 28% of our planned 2007 capital investment program. Our 2007 estimated capital investment program has increased as a result of higher estimates to complete the Long Lake development. Our capital investment for the remainder of the year is focused on bringing Long Lake on stream, advancing the Ettrick development in the North Sea towards completion in 2008 and investing in exploration opportunities in our growth areas.

Our future liquidity is primarily dependent on cash flows generated from our operations, existing committed credit facilities and our ability to access debt and equity markets. In July 2007, we are required to repay $150 million of medium term notes that become due; however, we plan to fund this with our term credit facilities. At March 31, 2007, we had undrawn committed term credit facilities of over $2 billion that are available until 2011, of which $224 million was utilized to support letters of credit. We also had over $500 million of undrawn uncommitted credit facilities, of which $181 million was utilized to support letters of credit.

In the first quarter, we declared common share dividends of $0.05 per share.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES
We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2006 Annual Report on Form 10-K. In 2007, we entered into work commitments related to a drilling rig, which has been contracted to work for us in the North Sea, totaling $93 million over the next two years. There have been no other significant developments since year end.


CONTINGENCIES
There are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations. These matters are described in LEGAL PROCEEDINGS in Item 3 contained in our 2006 Annual Report on Form 10-K. There have been no significant developments since year end.


NEW ACCOUNTING PRONOUNCEMENTS

CANADIAN PRONOUNCEMENTS
In December 2006, the Canadian Accounting Standards Board (AcSB) issued two new Sections in relation to financial instruments: Section 3862, FINANCIAL INSTRUMENTS - DISCLOSURES, and Section 3863, FINANCIAL INSTRUMENTS -
PRESENTATION. Both sections will become effective for annual and interim periods beginning on or after October 1, 2007 and will require increased disclosure of financial instruments.

In December 2006, the AcSB issued Section 1535, CAPITAL DISCLOSURES, requiring disclosure of information about an entity's capital and the objectives, policies, and processes for managing capital. The standard is effective for annual periods beginning on or after October 1, 2007.

US PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement 157, FAIR VALUE MEASUREMENTS. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

Effective December 31, 2006, we adopted the recognition and disclosure provisions of FASB Statement 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS. This statement also requires measurement of the funded status of a plan as of the balance sheet date. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. We do not expect the adoption of the change in measurement date in 2008 to have a material impact on our results of operations or financial position.

In February 2007, FASB issued Statement 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. The statement allows for the elective measurement of eligible financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings without having to apply complex and detailed hedge accounting rules. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of Statement 159 and have not yet determined the impact this statement will have on our results from operations or financial position.


EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our own equity securities.


SUMMARY OF QUARTERLY RESULTS

                                                                                       Three Months Ended
                                                              2005                            2006                          2007
                                                 -------------------------------|---------------------------------------|---------
(Cdn$ millions)                                     Jun       Sept       Dec    |    Mar       Jun        Sep     Dec   |    Mar
--------------------------------------------------------------------------------|---------------------------------------|---------
Net Sales                                           909      1,094     1,073         980     1,039        997     920      1,140

Net Income (Loss) from Continuing Operations        167        205       303         (83)      408        199      77        121
Net Income from Discontinued Operations              30        404         -           -         -          -       -          -
                                                 ---------------------------------------------------------------------------------
Net Income (Loss)                                   197        609       303         (83)      408        199      77        121
                                                 =================================================================================

Earnings per Common Share from
     Continuing Operations ($/share)
   Basic                                           0.64       0.79      1.16       (0.32)     1.56       0.76    0.29       0.46
   Diluted                                         0.63       0.77      1.13       (0.32)     1.53       0.74    0.29       0.45

Earnings per Common Share ($/share)
   Basic                                           0.76       2.34      1.16       (0.32)     1.56       0.76    0.29       0.46
   Diluted                                         0.75       2.28      1.13       (0.32)     1.53       0.74    0.29       0.45
                                                 ---------------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report, including those appearing in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as ANTICIPATE, BELIEVE, INTEND, PLAN, EXPECT, ESTIMATE, BUDGET, OUTLOOK or other similar words, and include statements relating to expected full year production, cash flow and capital expenditures as well as future production associated with our coalbed methane, Long Lake, Syncrude, North Sea, Gulf of Mexico and West Africa projects and other projects.

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

o governmental actions that increase taxes or royalties, change environmental and other laws and regulations;

o   renegotiations of contracts;

o   results of litigation, arbitration or regulatory proceedings; and

o political uncertainty, including actions by terrorists, insurgent or other groups, or other armed conflict, including conflict between states.

The above items and their possible impact are discussed more fully in the sections titled RISK FACTORS in Item 1A and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK in Item 7A of our 2006 Annual Report on Form 10-K.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to normal market risks inherent in the oil and gas and chemicals business, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We recognize these risks and manage our operations to minimize our exposures to the extent practical. The information presented on market risks in Item 7A on pages 77 - 80 in our 2006 Annual Report on Form 10-K has not changed materially since December 31, 2006.

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

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. During the first quarter of 2007, we had two changes in our control environment. Firstly in February 2007, our Board of Directors approved a revised Ethics Policy for the Company. The Ethics Policy is now in a new format and presented in plainer language, but there are no substantive changes from the previous Ethics Policy. Secondly, in March 2007, our Controller, Michael Harris, assumed the position of Vice President Investor Relations and Corporate Communications, and in April 2007, Brendon Muller was appointed as our new Controller. There has not been any change in the Company's internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

                                    PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.    EXHIBITS

10.48 Amended and Restated Change of Control Agreement with Roger Thomas dated during December 2001.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2007.

                                         NEXEN INC.


                                         /s/ Charles W. Fischer
                                         --------------------------------------
                                         Charles W. Fischer
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



                                         /s/ Brendon T. Muller
                                         --------------------------------------
                                         Brendon T. Muller
                                         Controller
                                         (Principal Accounting Officer)