Form 10-Q
period 2007-06-30
NEXEN INC
filed 2007-07-12
CIK 16873

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from.............to..........

                         COMMISSION FILE NUMBER 1-6702

                             [GRAPHIC LOGO OMITTED]

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

On June 30, 2007, there were 527,149,918 common shares issued and outstanding.

===============================================================================

                                   NEXEN INC.
                                     INDEX


PART I        FINANCIAL INFORMATION                                        PAGE

   Item 1.    Unaudited Consolidated Financial Statements ...................3

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operation............................26

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk....45

   Item 4.    Controls and Procedures.......................................45


PART II       OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders...........46

   Item 6.    Exhibits......................................................46

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

On June 29, 2007, the noon-day exchange rate was US$0.9404 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                               TABLE OF CONTENTS

                                                                           Page

Unaudited Consolidated Statement of Income
for the Three and Six Months Ended June 30, 2007 and 2006....................4

Unaudited Consolidated Balance Sheet
as at June 30, 2007 and December 31, 2006....................................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Six Months Ended June 30, 2007 and 2006....................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three and Six Months Ended June 30, 2007 and 2006....................7

Unaudited Consolidated Statement of Comprehensive Income
for the Three and Six Months Ended June 30, 2007 and 2006....................7

Notes to Unaudited Consolidated Financial Statements.........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions, except per share amounts

                                                                                 Three Months                    Six Months
                                                                                 Ended June 30                 Ended June 30
                                                                              2007          2006            2007          2006
-------------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                                1,399         1,039           2,539         2,019
    Marketing and Other (Note 13)                                              299           376             547           802
                                                                            --------------------------------------------------
                                                                             1,698         1,415           3,086         2,821
                                                                            --------------------------------------------------
EXPENSES
    Operating                                                                  289           223             579           473
    Depreciation, Depletion, Amortization and Impairment                       360           260             694           526
    Transportation and Other                                                   210           203             456           463
    General and Administrative                                                  38           108             240           328
    Exploration                                                                105            46             154           149
    Interest (Note 6)                                                           46            11              94            20
                                                                            --------------------------------------------------
                                                                             1,048           851           2,217         1,959
                                                                            --------------------------------------------------

INCOME BEFORE INCOME TAXES                                                     650           564             869           862
                                                                            --------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                                    151           136             211           245
    Future                                                                     126            14             161           283
                                                                            --------------------------------------------------
                                                                               277           150             372           528
                                                                            --------------------------------------------------

NET INCOME BEFORE NON-CONTROLLING INTERESTS                                    373           414             497           334
    Less: Net Income Attributable to Non-Controlling Interests                  (5)           (6)             (8)           (9)
                                                                            --------------------------------------------------

NET INCOME                                                                     368           408             489           325
                                                                            ==================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 11)                                                           0.70          0.78            0.93          0.62
                                                                            ==================================================

    Diluted (Note 11)                                                         0.68          0.76            0.91          0.61
                                                                            ==================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                                          June 30           December 31
                                                                                             2007                  2006
------------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                               158                   101
      Restricted Cash and Margin Deposits                                                      96                   197
      Accounts Receivable (Note 2)                                                          2,861                 2,951
      Inventories and Supplies (Note 3)                                                       857                   786
      Future Income Tax Assets                                                                277                   479
      Other                                                                                    51                    67
                                                                                    ------------------------------------
         Total Current Assets                                                               4,300                 4,581
                                                                                    ------------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization
         and Impairment of $6,502 (December 31, 2006 - $6,399)                             12,147                11,739
    FUTURE INCOME TAX ASSETS                                                                   78                   141
    DEFERRED CHARGES AND OTHER ASSETS (Note 4)                                                321                   318
    GOODWILL                                                                                  348                   377
                                                                                    ------------------------------------
TOTAL ASSETS                                                                               17,194                17,156
                                                                                    ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 6)                                                           61                   158
      Accounts Payable and Accrued Liabilities                                              3,665                 3,879
      Accrued Interest Payable                                                                 65                    55
      Dividends Payable                                                                        13                    13
                                                                                    ------------------------------------
         Total Current Liabilities                                                          3,804                 4,105
                                                                                    ------------------------------------

    LONG-TERM DEBT (Note 6)                                                                 4,852                 4,673
    FUTURE INCOME TAX LIABILITIES                                                           2,274                 2,468
    ASSET RETIREMENT OBLIGATIONS (Note 7)                                                     690                   683
    DEFERRED CREDITS AND OTHER LIABILITIES (Note 8)                                           421                   516
    NON-CONTROLLING INTERESTS                                                                  73                    75

    SHAREHOLDERS' EQUITY (Note 10)
      Common Shares, no par value
        Authorized:                Unlimited
        Outstanding:               2007 - 527,149,918 shares
                                   2006 - 525,026,412 shares                                  893                   821
      Contributed Surplus                                                                       5                     4
      Retained Earnings                                                                     4,435                 3,972
      Accumulated Other Comprehensive Income (Note 1)                                        (253)                 (161)
                                                                                    ------------------------------------
         Total Shareholders' Equity                                                         5,080                 4,636
                                                                                    ------------------------------------
    COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 14)

                                                                                    ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 17,194                17,156
                                                                                    ====================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                               Three Months                  Six Months
                                                                               Ended June 30                Ended June 30
                                                                            2007          2006            2007         2006
------------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income                                                               368           408             489          325
    Charges and Credits to Income not Involving Cash (Note 12)               447           293             882          965
    Exploration Expense                                                      105            46             154          149
    Changes in Non-Cash Working Capital (Note 12)                           (304)         (377)           (272)        (304)
    Other                                                                    (34)            4            (223)         (27)
                                                                       --------------------------------------------------------
                                                                             582           374           1,030        1,108

FINANCING ACTIVITIES
    Proceeds from Long-Term Notes                                          1,660             -           1,660            -
    Proceeds from (Repayment of) Term Credit Facilities, Net              (1,321)          417            (955)         413
    Proceeds from Term Credit Facilities of Canexus                           15             -              33            -
    Proceeds from (Repayment of) Short-Term Borrowings, Net                  (44)           50             (92)          85
    Dividends on Common Shares (Note 10)                                     (13)          (13)            (26)         (26)
    Issue of Common Shares and Exercise of Stock Options                      11            24              40           37
    Other                                                                    (28)           (7)            (35)         (14)
                                                                       --------------------------------------------------------
                                                                             280           471             625          495

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                           (747)         (767)         (1,537)      (1,486)
      Proved Property Acquisitions                                           (45)            -             (46)          (3)
      Chemicals, Corporate and Other                                         (27)          (52)            (47)         (62)
    Business Acquisitions, Net of Cash Acquired                                -           (57)              -          (78)
    Proceeds on Disposition of Assets                                          -            25               -           25
    Changes in Restricted Cash and Margin Deposits                            66            66              82           12
    Changes in Non-Cash Working Capital (Note 12)                             16            36              44           59
    Other                                                                    (10)          (11)            (14)          (4)
                                                                       --------------------------------------------------------
                                                                            (747)         (760)         (1,518)      (1,537)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                     (67)          (29)            (80)         (28)
                                                                       --------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                         48            56              57           38

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              110            30             101           48
                                                                       --------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    158            86             158           86
                                                                       ========================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions

                                                                                    Three Months                  Six Months
                                                                                   Ended June 30                 Ended June 30
                                                                                2007           2006             2007        2006
---------------------------------------------------------------------------------------------------------------------------------
COMMON SHARES
    Balance at Beginning of Period                                               866            763              821         732
      Issue of Common Shares                                                       4             21               25          26
      Proceeds from Options Exercised for Shares                                   7              3               15          11
      Accrued Liability Relating to Options Exercised for Shares                  16             12               32          30
                                                                        ---------------------------------------------------------
    Balance at End of Period                                                     893            799              893         799
                                                                        =========================================================

CONTRIBUTED SURPLUS
    Balance at Beginning of Period                                                 4              2                4           2
      Stock-Based Compensation Expense                                             1              1                1           1
                                                                        ---------------------------------------------------------
    Balance at End of Period                                                       5              3                5           3
                                                                        =========================================================

RETAINED EARNINGS
    Balance at Beginning of Period                                             4,080          3,327            3,972       3,423
      Net Income                                                                 368            408              489         325
      Dividends on Common Shares                                                 (13)           (13)             (26)        (26)
                                                                        ---------------------------------------------------------
    Balance at End of Period                                                   4,435          3,722            4,435       3,722
                                                                        =========================================================

ACCUMULATED OTHER COMPREHENSIVE INCOME
    Balance at Beginning of Period                                              (167)          (167)            (161)          -
      Opening Cumulative Foreign Currency Translation Adjustment                   -              -               -          (161)
      (Note 1)
      Opening Derivatives Designated as Cash Flow Hedges (Note 1)                  -              -               61           -
      Other Comprehensive Income                                                 (86)           (63)            (153)         (69)
                                                                        ---------------------------------------------------------
    Balance at End of Period                                                    (253)          (230)            (253)        (230)
                                                                        =========================================================

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
Cdn$ millions
                                                                                   Three Months                    Six Months
                                                                                   Ended June 30                  Ended June 30
                                                                                2007           2006             2007        2006
---------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                   368           408               489        325
    Other Comprehensive Income, Net of Income Taxes:
      Foreign Currency Translation Adjustment:
        Net Losses on Investment in Self-Sustaining Foreign Operations          (437)         (220)             (495)      (218)
        Net Gains on Hedges of Self-Sustaining Foreign Operations (1)            353           154               403        147
        Realized Translation Adjustments Recognized in Net Income (2)             (2)            3                 -          2
      Cash Flow Hedges:
        Realized Mark to Market Gains Recognized in Net Income                     -             -               (61)         -
                                                                        ---------------------------------------------------------
      Other Comprehensive Income                                                 (86)          (63)             (153)       (69)
                                                                        ---------------------------------------------------------
    Comprehensive Income                                                         282           345               336        256
                                                                        =========================================================

------------
(1) Net of income taxes for the three months ended June 30 of $57 million (2006 - $19 million) and for the six months ended June 30 of $66 million (2006 - $18 million).
(2)  Net of income taxes for the three months ended June 30 of $1 million (2006
     - nil) and six months ended June 30 of $nil (2006 - $nil).

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions except as noted

1.   ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States (US) GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 16. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at June 30, 2007 and the results of our operations and our cash flows for the three and six months ended June 30, 2007 and 2006.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to accruals, litigation, environmental and asset retirement obligations, income taxes, derivative contract assets and liabilities and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2007.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. Except as described below, the accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K.

CHANGE IN ACCOUNTING POLICIES
On January 1, 2007, we adopted the following new accounting standards issued by the Canadian Accounting Standards Board (AcSB): FINANCIAL INSTRUMENTS--RECOGNITION AND MEASUREMENT (Section 3855), HEDGES (Section 3865) and COMPREHENSIVE INCOME (Section 1530).

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

COMPREHENSIVE INCOME
Section 1530 provides for a new Statement of Comprehensive Income and establishes accumulated other comprehensive income as a separate component of shareholders' equity. The Unaudited Consolidated Statement of Comprehensive Income reflects changes in accumulated other comprehensive income and includes the effective portion of changes in the fair value of financial instruments designated as cash flow hedges, as well as changes in foreign currency translation amounts arising in respect of self-sustaining foreign operations together with the impact of any related hedges. Amounts included in accumulated other comprehensive income are reclassified to the Unaudited Consolidated Statement of Income when realized. On adoption of Section 1530, cumulative foreign currency translation adjustments relating to our self-sustaining foreign operations were reclassed to accumulated other comprehensive income and comparative amounts have been restated.

We adopted these standards prospectively. Comparative amounts for prior periods have not been restated with the exception of amounts related to cumulative foreign currency translation adjustments. Adoption of these standards as at January 1, 2007 had the following impact on our Unaudited Consolidated Balance
Sheet:

                                                                                                                  January 1, 2007
                                                                                                               Increase/(Decrease)
-----------------------------------------------------------------------------------------------------------------------------------
To Include Unrealized Mark to Market Gains on Cash Flow Hedges at December 31, 2006:
    Accounts Receivable                                                                                                        25
    Accounts Payable and Accrued Liabilities                                                                                  (65)
    Future Income Tax Liabilities                                                                                              29
    Accumulated Other Comprehensive Income                                                                                     61

To Include Cumulative Foreign Currency Translation in Accumulated Other Comprehensive Income:
    Cumulative Foreign Currency Translation Adjustment                                                                        161
    Accumulated Other Comprehensive Income                                                                                   (161)

To Include Unamortized Debt Issue Costs with Long-Term Debt:
    Deferred Charges and Other Assets                                                                                         (59)
    Long-Term Debt                                                                                                            (59)
                                                                                                 ---------------------------------
2.   ACCOUNTS RECEIVABLE

                                                                                                   June 30           December 31
                                                                                                      2007                  2006
---------------------------------------------------------------------------------------------------------------------------------
Trade
    Marketing                                                                                         2,006                 2,226
    Oil and Gas                                                                                         705                   600
    Chemicals and Other                                                                                  63                    58
                                                                                                 ---------------------------------
                                                                                                      2,774                 2,884
Non-Trade                                                                                                99                    80
                                                                                                 ---------------------------------
                                                                                                      2,873                 2,964
Allowance for Doubtful Receivables                                                                      (12)                  (13)
                                                                                                 ---------------------------------
Total                                                                                                 2,861                 2,951
                                                                                                 =================================

3.   INVENTORIES AND SUPPLIES

                                                                                                      June 30         December 31
                                                                                                         2007                2006
---------------------------------------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                                             722                 609
    Oil and Gas                                                                                             2                  21
    Chemicals and Other                                                                                    12                  14
                                                                                                  -------------------------------
                                                                                                          736                 644
Work in Process                                                                                             6                   5
Field Supplies                                                                                            115                 137
                                                                                                  -------------------------------
Total                                                                                                     857                 786
                                                                                                  ===============================
4.   DEFERRED CHARGES AND OTHER ASSETS

                                                                                                      June 30         December 31
                                                                                                         2007                2006
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 9)                                                         208                 153
Deferred Financing Costs (Note 1)                                                                           -                  59
Asset Retirement Remediation Fund                                                                          14                  13
Crude Oil Put Options (Note 9)                                                                             23                  19
Other                                                                                                      76                  74
                                                                                                  ---------------------------------
Total                                                                                                     321                 318
                                                                                                  =================================

5.   SUSPENDED WELL COSTS

The following table shows the changes in capitalized exploratory well costs during the six month period ended June 30, 2007 and the year ended December 31, 2006, and does not include amounts that were initially capitalized and subsequently expensed in the same period.

                                                                                   Six Months Ended                   Year Ended
                                                                                            June 30                  December 31
                                                                                               2007                         2006
-----------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                  226                          252
    Additions to Capitalized Exploratory Well Costs Pending the
      Determination of Proved Reserves                                                           77                          129
    Capitalized Exploratory Well Costs Charged to Expense                                       (22)                         (70)
    Transfers to Wells, Facilities and Equipment Based on
      Determination of Proved Reserves                                                           (8)                         (84)
    Effects of Foreign Exchange                                                                 (18)                          (1)
                                                                                           ---------------------------------------
Balance at End of Period                                                                        255                          226
                                                                                           =======================================

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

                                                                                               June 30           December 31
                                                                                                  2007                  2006
-------------------------------------------------------------------------------------------------------------------------------
Capitalized for a Period of One Year or Less                                                       104                   179
Capitalized for a Period of Greater than One Year                                                  151                    47
                                                                                              ---------------------------------
Balance at End of Period                                                                           255                   226
                                                                                              =================================
Number of Projects that have Exploratory Well Costs Capitalized for a Period
    Greater than One Year                                                                            6                     4
                                                                                              ---------------------------------

As at June 30, 2007, we have exploratory costs that have been capitalized for more than one year relating to our interest in two exploratory blocks in the Gulf of Mexico ($98 million), our interest in an exploratory block offshore Nigeria ($19 million), our coalbed methane exploratory activities in Canada ($17 million), an exploratory well on Block 51 in Yemen ($11 million) and an exploratory block in the North Sea ($6 million). We have capitalized costs related to successful wells drilled in Nigeria, Gulf of Mexico, North Sea, and at Block 51 in Yemen. In Canada, we have capitalized exploratory costs relating to our coalbed methane projects. We are assessing all of these wells and projects, and are working with our partners to prepare development plans, drill additional appraisal wells or to assess commercial viability.

6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                                                     June 30       December 31
                                                                                                        2007              2006
---------------------------------------------------------------------------------------------------------------------------------
Term Credit Facilities (a)                                                                                 -             1,078
Canexus LP Term Credit Facilities (US$178 million)                                                       189               174
Medium-Term Notes, due 2007 (1)                                                                          150               150
Medium-Term Notes, due 2008                                                                              125               125
Notes, due 2013 (US$500 million)                                                                         532               583
Notes, due 2015 (US$250 million)                                                                         266               291
Notes, due 2017 (US$250 million) (b)                                                                     266                 -
Notes, due 2028 (US$200 million)                                                                         213               233
Notes, due 2032 (US$500 million)                                                                         532               583
Notes, due 2035 (US$790 million)                                                                         840               920
Notes, due 2037 (US$1,250 million) (c)                                                                 1,329                 -
Subordinated Debentures, due 2043 (US$460 million)                                                       489               536
                                                                                              -----------------------------------
                                                                                                       4,931             4,673
Unamortized Debt Issue Costs (Note 1)                                                                    (79)                -
                                                                                              -----------------------------------
Total Long-Term Debt                                                                                   4,852             4,673
                                                                                              ===================================

------------
(1) Amounts due July 2007 are not included in current liabilities as we expect to refinance this amount with our term credit facilities.

(a)  TERM CREDIT FACILITIES

We have committed, unsecured term credit facilities of $3.3 billion, which are available to 2011. The lenders have the option to extend the term annually. At June 30, 2007 we had not drawn on these facilities (December 31, 2006 - $1,078 million). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable monthly at floating rates. The weighted-average interest rate on our term credit facilities was 5.9% for the three months ended June 30, 2007 (2006 - 5.7%) and 5.9% for the six months ended June 30, 2007 (2006 - 5.5%). At June 30, 2007, $397 million of these facilities were utilized to support outstanding letters of credit (December 31, 2006 - $294 million).

(b)  NOTES, DUE 2017

In May 2007, we issued US$250 million of 10 year notes. Interest is payable semi-annually at a rate of 5.65% and the principal is to be repaid in May 2017. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term to maturity equal to the remaining term of the notes plus 0.2%. The proceeds were used to repay the outstanding term credit facilities.

(c)  NOTES, DUE 2037

In May 2007, we issued US$1,250 million of 30 year notes. Interest is payable semi-annually at a rate of 6.40% and the principal is to be repaid in May 2037. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term to maturity equal to the remaining term of the notes plus 0.35%. The proceeds were used to repay the outstanding term credit facilities.

(d)  INTEREST EXPENSE

                                                                                   Three Months                    Six Months
                                                                                   Ended June 30                  Ended June 30
                                                                                 2007         2006             2007         2006
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                     83           65              164          127
Other                                                                               4            6                9           10
                                                                                ---------------------------------------------------
                                                                                   87           71              173          137
   Less: Capitalized                                                              (41)         (60)             (79)        (117)
                                                                                ---------------------------------------------------
Total                                                                              46           11               94           20
                                                                                ===================================================

Capitalized interest relates to and is included as part of the cost of our oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

(e)  SHORT-TERM BORROWINGS

Nexen has  uncommitted,  unsecured  credit  facilities  of  approximately  $631 million, of which $61 million (US$57 million) was drawn at June 30, 2007 (December 31, 2006 - $158 million). We have also utilized $130 million of these facilities to support outstanding letters of credit at June 30, 2007 (December 31, 2006 - $252 million). Interest is payable at floating rates. The weighted-average interest rate on our short-term borrowings was 5.8% for the three months ended June 30, 2007 (2006 - 5.4%) and 5.8% for the six months ended June 30, 2007 (2006 - 5.3%).

7. ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment for the six months ended June 30, 2007 and the year ended December 31, 2006, are as follows:

                                                                            Six Months Ended                Year Ended
                                                                                     June 30               December 31
                                                                                        2007                      2006
-----------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                           704                       611
    Obligations Assumed with Development Activities                                       36                        75
    Obligations Discharged with Disposed Properties                                        -                        (1)
    Expenditures Made on Asset Retirements                                               (12)                      (44)
    Accretion                                                                             22                        37
    Revisions to Estimates                                                                (3)                      (10)
    Effects of Foreign Exchange                                                          (36)                       36
                                                                                -----------------------------------------
Balance at End of Period (1,2)                                                           711                       704
                                                                                =========================================

------------
(1) Obligations due within 12 months of $21 million (December 31, 2006 - $21 million) have been included in accounts payable and accrued liabilities.
(2) Obligations relating to our oil and gas activities amount to $665 million (December 31, 2006 - $658 million) and obligations relating to our chemicals business amount to $46 million (December 31, 2006 - $46 million).

Our total estimated undiscounted asset retirement obligations amount to $1,783 million (December 31, 2006 - $1,770 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $94 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

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

8.   DEFERRED CREDITS AND OTHER LIABILITIES

                                                                                     June 30         December 31
                                                                                        2007                2006
-----------------------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 9)                                        111                 199
Deferred Transportation Revenue                                                           87                  89
Fixed-Price Natural Gas Contracts (Note 9)                                                62                  74
Capital Lease Obligations                                                                 50                  48
Defined Benefit Pension Obligations                                                       50                  48
Stock-Based Compensation Liability                                                        13                   6
Other                                                                                     48                  52
                                                                                 --------------------------------
Total                                                                                    421                 516
                                                                                 ================================

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

(a)  CARRYING VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value, fair value, and unrecognized gains or losses on our outstanding derivatives and other financial liabilities are:

                                                             JUNE 30, 2007                            DECEMBER 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Carrying       Fair    Unrecognized         Carrying      Fair     Unrecognized
                                                    Value      Value     Gain/(Loss)            Value     Value      Gain/(Loss)
                                                 ----------------------------------------     -------------------------------------
Derivatives
    Commodity Price Risk
      Non-Trading Activities
        Crude Oil Put Options                          23         23               -               19        19              -
        Fixed-Price Natural Gas Contracts             (85)       (85)              -              (96)      (96)             -
        Natural Gas Swaps                              (5)        (5)              -               (8)       (8)             -

      Trading Activities
        Crude Oil and Natural Gas                     129        129               -              372       372              -
        Future Sale of Gas Inventory                    -          -               -                -        25             25

    Foreign Currency Exchange Rate Risk
      Trading Activities                                2          2               -              (12)      (12)             -
                                                 ------------------------------------     ----------------------------------------
Total Derivatives                                      64         64               -              275       300             25
                                                 ====================================     ========================================

Other Financial Liabilities
      Long-Term Debt                               (4,852)    (4,819)             33           (4,673)   (4,728)           (55)
                                                 ====================================     ========================================

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

During the quarter, we purchased put options on 36 million barrels or about 100,000 bbls/d of our 2008 crude oil production. These options establish a Dated Brent floor price of US$50/bbl on these volumes and are settled annually. The put options were purchased for $24 million and are carried at fair value. Any change in fair value is included in marketing and other income on the Unaudited Consolidated Statement of Income.

                                       Notional                  Average               Fair
                                        Volumes       Term         Price              Value
---------------------------------------------------------------------------------------------
                                       (bbls/d)                 (US$/bbl)    (Cdn$ millions)
WTI Crude Oil Put Options               105,000       2007            50                  -
Dated Brent Crude Oil Put Options       100,000       2008            50                 23
                                                                             ----------------
                                                                                         23
                                                                             ================

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

                                         Notional                               Average               Fair
                                          Volumes            Term                 Price              Value
-----------------------------------------------------------------------------------------------------------
                                           (Gj/d)                                ($/Gj)     (Cdn$ millions)
Fixed-Price Natural Gas Contracts          15,514         2007 - 2008              2.46                (23)
                                           15,514         2008 - 2010       2.56 - 2.77                (62)
                                                                                                 ----------
                                                                                                       (85)
                                                                                                 ==========

Following the sale of the Canadian oil and gas properties, we entered into natural gas swaps to hedge our fixed price exposure with floating natural gas prices. Any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income. Amounts settling within 12 months are included in accounts receivable and amounts settling greater than 12 months are included in deferred charges and other assets.

                                         Notional                               Average               Fair
                                          Volumes            Term                 Price              Value
-----------------------------------------------------------------------------------------------------------
                                           (Gj/d)                                ($/Gj)     (Cdn$ millions)
Natural Gas Swaps                          15,514        2007 - 2008               7.60                 (5)
                                           15,514        2008 - 2010               7.60                  -
                                                                                                 ----------
                                                                                                        (5)
                                                                                                 ==========

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS
We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock in our margins. The physical and financial commodity contracts (derivative contracts) are stated at fair value. The $129 million fair value of the derivative contracts at June 30, 2007 is included in the Unaudited Consolidated Balance Sheet and any change is included in marketing and other in the Unaudited Consolidated Statement of Income.

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

At December 31, 2006, we held NYMEX natural gas futures contracts and swaps that were designated as cash flow hedges on the future sale of natural gas inventory. On adoption of Section 3865, the fair value of $25 million related to these cash flow hedges was recognized in accounts receivable on January 1, 2007. The fair value gain of $16 million, net of income taxes, was included with the opening balance of accumulated other comprehensive income (AOCI). During the first quarter of 2007, the inventory was sold and as a result, gains on these cash flow hedges were recognized in marketing and other on the Unaudited Consolidated Statement of Income.

In late 2006, we de-designated certain futures contracts that had been designated as cash flow hedges of future sales of our natural gas in storage. These contracts were de-designated since it became uncertain that the future sales of natural gas would occur within the designated time frame. As it was reasonably possible that the future sales could have taken place as designated at the inception of the hedging relationship, gains of $65 million on the futures contracts were deferred in accounts payable at December 31, 2006. The adoption of Section 3865 required that the deferred gains ($45 million, net of income taxes) be reclassified to AOCI on January 1, 2007. The gains were recognized in marketing and other on the Unaudited Consolidated Statement of Income during the first quarter of 2007.

At June 30, 2007, there were no cash flow hedges in place.

(c)  FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

TRADING ACTIVITIES
Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. However, we pay for many of our purchases in Canadian dollars. We enter into US-dollar forward contracts and swaps to manage this exposure. Gains and losses on our US-dollar forward contracts and swaps are included in the Unaudited Consolidated Balance Sheet, and any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income. At June 30, 2007, the fair value of our US-dollar forward contracts and swaps was $2 million.

(d)  TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative instruments held by our marketing operation are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                                          June 30           December 31
                                                                             2007                  2006
--------------------------------------------------------------------------------------------------------------
Accounts Receivable                                                           365                   731
Deferred Charges and Other Assets (1)                                         208                   153
                                                                         -------------------------------------
    Total Derivative Contract Assets                                          573                   884
                                                                         =====================================

Accounts Payable and Accrued Liabilities                                      331                   325
Deferred Credits and Other Liabilities (1)                                    111                   199
                                                                         -------------------------------------
    Total Derivative Contract Liabilities                                     442                   524
                                                                         =====================================

    Total Derivative Contract Net Assets (2)                                  131                   360
                                                                         =====================================

------------
(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) Comprised of $129 million (2006 - $372 million) related to commodity contracts and gains of $2 million (2006 - losses of $12 million) related to US-dollar forward contracts and swaps.

Our exchange-traded derivative contracts are subject to margin deposit requirements. We are required to advance cash to counterparties in order to satisfy their requirements. We have margin deposits of $96 million (December 31, 2006 - $197 million), which have been included in restricted cash and margin deposits on our Unaudited Consolidated Balance Sheet at June 30, 2007.

10.  SHAREHOLDERS' EQUITY

DIVIDENDS

Dividends per common share for the three months ended June 30, 2007 were $0.025 (2006 - $0.025). Dividends per common share for the six months ended June 30, 2007 were $0.05 (2006 - $0.05). Dividends paid to holders of common shares have been designated as "eligible dividends" for Canadian tax purposes.

11.  EARNINGS PER COMMON SHARE

Our shareholders approved a split of our issued and outstanding common shares on a two-for-one basis at our annual and special meeting on April 26, 2007. All common share and per common share amounts have been retroactively restated to reflect this share split.

We calculate basic earnings per common share using net income and the weighted-average number of common shares outstanding. We calculate diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

                                                                                  Three Months                      Six Months
                                                                                  Ended June 30                    Ended June 30
(millions of shares)                                                         2007            2006              2007         2006
---------------------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                         527.0           524.2            526.5        523.8
Shares issuable pursuant to tandem options                                    26.9            28.4             27.6         28.8
Shares to be purchased from proceeds of tandem options                       (15.6)          (15.1)           (15.4)       (15.0)
                                                                       ----------------------------------------------------------
Weighted-average number of diluted common shares outstanding                 538.3           537.5            538.7        537.6
                                                                       ==========================================================

In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2007, we excluded 36,000 and 37,667 options respectively, because their exercise price was greater than the average market price in those periods. In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2006, all options were included because their exercise price was less than the quarterly average common share market price in the period. During the periods presented, outstanding stock options were the only potential dilutive instruments.

12.  CASH FLOWS

(a) CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                                Three Months                    Six Months
                                                                               Ended June 30                   Ended June 30
                                                                           2007             2006            2007          2006
----------------------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                        360              260             694             526
Stock-Based Compensation                                                    (70)               4             (26)            112
Future Income Taxes                                                         126               14             161             283
Change in Fair Value of Crude Oil Put Options                                 4               (3)             20               1
Net Income Attributable to Non-Controlling Interests                          5                6               8               9
Other                                                                        22               12              25              34
                                                                       -----------------------------------------------------------
Total                                                                       447              293             882             965
                                                                       ===========================================================

(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                                                Three Months                    Six Months
                                                                               Ended June 30                   Ended June 30
                                                                           2007             2006            2007          2006
----------------------------------------------------------------------------------------------------------------------------------
   Accounts Receivable                                                     (142)               8             (67)            837
   Inventories and Supplies                                                (244)            (108)           (179)           (258)
   Other Current Assets                                                      15               16              11              21
   Accounts Payable and Accrued Liabilities                                  54             (272)             (4)           (843)
   Accrued Interest Payable                                                  29               15              11              (2)
                                                                       -----------------------------------------------------------
Total                                                                      (288)            (341)           (228)           (245)
                                                                       ===========================================================

Relating to:
   Operating Activities                                                    (304)            (377)           (272)           (304)
   Investing Activities                                                      16               36              44              59
                                                                       -----------------------------------------------------------
Total                                                                      (288)            (341)           (228)           (245)
                                                                       ===========================================================

(c)  OTHER CASH FLOW INFORMATION

                                                                                Three Months                    Six Months
                                                                               Ended June 30                   Ended June 30
                                                                           2007             2006            2007          2006
----------------------------------------------------------------------------------------------------------------------------------
Interest Paid                                                                55               50             156             130
Income Taxes Paid                                                           100              138             157             208
                                                                       -----------------------------------------------------------

13.  MARKETING AND OTHER

                                                                                Three Months                    Six Months
                                                                               Ended June 30                   Ended June 30
                                                                           2007             2006            2007          2006
----------------------------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                                      284              293             531             730
Change in Fair Value of Crude Oil Put Options                                (4)               3             (20)             (1)
Interest                                                                     10               11              19              19
Foreign Exchange Losses                                                     (38)             (27)            (43)            (48)
Other (1)                                                                    47               96              60             102
                                                                       -----------------------------------------------------------
Total                                                                       299              376             547             802
                                                                       ============================================================

------------
(1) Other income for the three and six months ended June 30, 2006 includes $74 million of business interruption proceeds received from our insurers relating to generator failures in 2005 at our UK oil and gas operations.


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

THREE MONTHS ENDED JUNE 30, 2007
                                                                                                                Corporate
                                                                                  Energy                              and
                                                   Oil and Gas                 Marketing    Syncrude  Chemicals     Other    Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                  United   United      Other
                                Yemen    Canada   States  Kingdom  Countries(1)
                                ----------------------------------------------
Net Sales                         288      113       148      592         35           7         115       101        -      1,399
Marketing and Other                 3        3         -       24          -         284           -        17      (32)(2)    299
                                ---------------------------------------------------------------------------------------------------
Total Revenues                    291      116       148      616         35         291         115       118      (32)     1,698
Less: Expenses
 Operating                         42       42        26       53          2           6          51        67        -        289
 Depreciation, Depletion,
   Amortization and
    Impairment                     64       41        62      158          3           3          12        11        6        360
 Transportation and Other           1        6         -        -          -         189           4         8        2        210
 General and Administrative (3)    (4)       8        (5)      (3)         1          23           -         8       10         38
 Exploration                        2        9        49       18         27(4)        -           -         -        -        105
 Interest                           -        -         -        -          -           -           -         3       43         46
                                ---------------------------------------------------------------------------------------------------
Income (Loss)
 before Income Taxes              186       10        16      390          2          70          48        21      (93)       650
Less: Provision for (Recovery
 of) Income Taxes                  64(5)     2         -      202          9          26          13         6      (45)       277
Less: Non-Controlling
 Interests                          -        -         -        -          -           -           -         5        -          5
                                ---------------------------------------------------------------------------------------------------
Net Income (Loss)                 122        8        16      188         (7)         44          35        10      (48)       368
                                ===================================================================================================

Identifiable Assets               441    4,543(6)  1,581    5,107        258       3,355(7)    1,186       495      228     17,194
                                ===================================================================================================

Capital Expenditures
 Development and Other             31      316       128      158          7           1           8        14       12        675
 Exploration                        5       12        49       17         16           -           -         -        -         99
 Proved Property Acquisitions       -        -         -       45(8)       -           -           -         -        -         45
                                ---------------------------------------------------------------------------------------------------
                                   36      328       177      220         23           1           8        14       12        819
                                ===================================================================================================

Property, Plant and Equipment
 Cost                           2,260    5,920     2,878    4,702        241         229       1,314       802      303     18,649
 Less: Accumulated DD&A         2,012    1,521     1,406      636         77          52         196       444      158      6,502
                                ---------------------------------------------------------------------------------------------------
Net Book Value                    248    4,399(6)  1,472    4,066        164         177       1,118       358      145     12,147
                                ===================================================================================================

-------------
(1)  Includes results of operations from producing activities in Colombia.
(2) Includes interest income of $10 million, foreign exchange losses of $38 million and decrease in the fair value of crude oil put options of $4 million.
(3)  Includes recovery of stock-based compensation of $55 million.
(4)  Includes exploration activities primarily in Nigeria, Norway and Colombia.
(5)  Includes Yemen cash taxes of $65 million.
(6) Includes costs of $3,028 million related to our Long Lake project, which are not being depreciated, depleted or amortized.
(7) Approximately 81% of Marketing's identifiable assets are accounts receivable and inventories.
(8) Includes acquisition of additional interests in the Scott and Telford fields.

SIX MONTHS ENDED JUNE 30, 2007
                                                                                                                Corporate
                                                                                  Energy                              and
                                                   Oil and Gas                 Marketing    Syncrude  Chemicals     Other    Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                  United   United      Other
                                Yemen    Canada   States  Kingdom  Countries(1)
                                ----------------------------------------------
Net Sales                         531      228       316      936         64          23         234       207        -      2,539
Marketing and Other                 6        4         -       28          -         531           -        22      (44)(2)    547
                                ---------------------------------------------------------------------------------------------------
Total Revenues                    537      232       316      964         64         554         234       229      (44)     3,086
Less: Expenses
 Operating                         84       81        54      106          4          19          98       133        -        579
 Depreciation, Depletion,
   Amortization and
    Impairment                    122       82       146      272          6           7          25        22       12        694
 Transportation and Other           4       13         -        -          -         409           9        19        2        456
 General and Administrative (3)    (3)      40        14        2         25          53           -        17       92        240
 Exploration                        5       14        62       38         35(4)        -           -         -        -        154
 Interest                           -        -         -        -          -           -           -         6       88         94
                                ---------------------------------------------------------------------------------------------------
Income (Loss)
 before Income Taxes              325        2        40      546         (6)         66         102        32     (238)       869
Less: Provision for (Recovery
 of) Income Taxes                 113(5)     -        14      284          7          26          30         9     (111)       372
Less: Non-Controlling
 Interests                          -        -         -        -          -           -           -         8        -          8
                                ---------------------------------------------------------------------------------------------------
Net Income (Loss)                 212        2        26      262        (13)         40          72        15     (127)       489
                                ===================================================================================================

Identifiable Assets               441    4,543(6)  1,581    5,107        258       3,355(7)    1,186       495      228     17,194
                                ===================================================================================================

Capital Expenditures
 Development and Other             63      672       267      298         15           1          15        26       20      1,377
 Exploration                       10       45        63       63         26           -           -         -        -        207
 Proved Property Acquisitions       -        -         -       46(8)       -           -           -         -        -         46
                                ---------------------------------------------------------------------------------------------------
                                   73      717       330      407         41           1          15        26       20      1,630
                                ===================================================================================================

Property, Plant and Equipment
 Cost                           2,260    5,920     2,878    4,702        241         229       1,314       802      303     18,649
 Less: Accumulated DD&A         2,012    1,521     1,406      636         77          52         196       444      158      6,502
                                ---------------------------------------------------------------------------------------------------
Net Book Value                    248    4,399(6)  1,472    4,066        164         177       1,118       358      145     12,147
                                ===================================================================================================

------------
(1)  Includes results of operations from producing activities in Colombia.
(2) Includes interest income of $19 million, foreign exchange losses of $43 million and decrease in the fair value of crude oil put options of $20 million.
(3)  Includes stock-based compensation expense of $61 million.
(4)  Includes exploration activities primarily in Nigeria, Norway and Colombia.
(5)  Includes Yemen cash taxes of $109 million.
(6) Includes costs of $3,028 million related to our Long Lake project, which are not being depreciated, depleted or amortized.
(7) Approximately 81% of Marketing's identifiable assets are accounts receivable and inventories.
(8) Includes acquisition of additional interests in the Scott and Telford fields.

THREE MONTHS ENDED JUNE 30, 2006
                                                                                                                Corporate
                                                                                  Energy                              and
                                                   Oil and Gas                 Marketing    Syncrude  Chemicals     Other    Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                  United   United      Other
                                Yemen    Canada   States  Kingdom  Countries(1)
                                ----------------------------------------------
Net Sales                         364      122       161      134         39           7         114        98        -      1,039
Marketing and Other                 1        5         -       77(2)       1         293           -        12      (13)(3)    376
                                ---------------------------------------------------------------------------------------------------
Total Revenues                    365      127       161      211         40         300         114       110      (13)     1,415
Less: Expenses
 Operating                         38       34        22       20          1           5          44        59        -        223
 Depreciation, Depletion,
   Amortization and
    Impairment                     91       38        49       54          3           1           6        10        8        260
 Transportation and Other           1        1         -        -          -         186           5        10        -        203
 General and Administrative (4)     -        9        10        2          9          39           -         6       33        108
 Exploration                        -        8        15        8         15(5)        -           -         -        -         46
 Interest                           -        -         -        -          -           -           -         3        8         11
                                ---------------------------------------------------------------------------------------------------
Income (Loss)
 before Income Taxes              235       37        65      127         12          69          59        22      (62)       564
Less: Provision for (Recovery
 of) Income Taxes                  82(6)   (20)       22       42          4          42          19         7      (48)       150
Less: Non-Controlling
 Interests                          -        -         -        -          -           -           -         6        -          6
                                ---------------------------------------------------------------------------------------------------
Net Income (Loss)                 153       57        43       85          8          27          40         9      (14)       408
                                ===================================================================================================

Identifiable Assets               540    3,105     1,437    5,081        173       2,698(7)    1,177       462      295     14,968
                                ===================================================================================================

Capital Expenditures
 Development and Other             28      309        80      159          4          34          20         8       10        652
 Exploration                       10       71        72        6          8           -           -         -        -        167
 Proved Property Acquisitions       -        -         -        -          -           -           -         -        -          -
                                ---------------------------------------------------------------------------------------------------
                                   38      380       152      165         12          34          20         8       10        819
                                ===================================================================================================

Property, Plant and Equipment
 Cost                           2,235    4,369     2,512    4,129        202         209       1,292       828      262     16,038
 Less: Accumulated DD&A         1,923    1,369     1,196      319         70          42         174       474      136      5,703
                                ---------------------------------------------------------------------------------------------------
Net Book Value                    312    3,000     1,316    3,810        132         167       1,118       354      126     10,335
                                ===================================================================================================

------------
(1)  Includes results of operations from producing activities in Colombia.
(2) Includes proceeds of $74 million from business interruption insurance claims for generator failures in 2005 at our UK oil and gas operations.
(3) Includes interest income of $11 million, foreign exchange losses of $27 million and increase in the fair value of crude oil put options of $3 million.
(4)  Includes stock-based compensation expense of $11 million.
(5)  Includes exploration activities primarily in Nigeria and Colombia.
(6)  Includes Yemen cash taxes of $81 million.
(7)  Approximately  84%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

SIX MONTHS ENDED JUNE 30, 2006
                                                                                                                Corporate
                                                                                  Energy                              and
                                                   Oil and Gas                 Marketing    Syncrude  Chemicals     Other    Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                  United   United      Other
                                Yemen    Canada   States  Kingdom  Countries(1)
                                ----------------------------------------------
Net Sales                         692      233       342      268         67          14         198       205        -      2,019
Marketing and Other                 4        6         -       79(2)       1         730           -        12      (30)(3)    802
                                ---------------------------------------------------------------------------------------------------
Total Revenues                    696      239       342      347         68         744         198       217      (30)     2,821
Less: Expenses
 Operating                         74       68        52       42          3          12          97       125        -        473
 Depreciation, Depletion,
   Amortization and
    Impairment                    168       75       104      125          5           4          11        20       14        526
 Transportation and Other           3       11         -        -          -         418          11        20        -        463
 General and Administrative (4)    14       51        45        6         25          75           -        13       99        328
 Exploration                        -       14        77       28         30(5)        -           -         -        -        149
 Interest                           -        -         -        -          -           -           -         5       15         20
                                ---------------------------------------------------------------------------------------------------
Income (Loss)
 before Income Taxes              437       20        64      146          5         235          79        34     (158)       862
Less: Provision for (Recovery
 of) Income Taxes                 153(6)   (26)       22      324(7)       2         101          26        11      (85)       528
Less: Non-Controlling
 Interests                          -        -         -        -          -           -           -         9        -          9
                                ---------------------------------------------------------------------------------------------------
Net Income (Loss)                 284       46        42     (178)         3         134          53        14      (73)       325
                                ===================================================================================================

Identifiable Assets               540    3,105     1,437    5,081        173       2,698(8)    1,177       462       295    14,968
                                ===================================================================================================

Capital Expenditures
 Development and Other             75      634       144      279         13          35          57        10       17      1,264
 Exploration                       15      117       112       25         15           -           -         -        -        284
 Proved Property Acquisitions       -        2         -        1          -           -           -         -        -          3
                                ---------------------------------------------------------------------------------------------------
                                   90      753       256      305         28          35          57        10       17      1,551
                                ===================================================================================================

Property, Plant and Equipment
 Cost                           2,235    4,369     2,512    4,129        202         209       1,292       828      262     16,038
 Less: Accumulated DD&A         1,923    1,369     1,196      319         70          42         174       474      136      5,703
                                ---------------------------------------------------------------------------------------------------
Net Book Value                    312    3,000     1,316    3,810        132         167       1,118       354      126     10,335
                                ===================================================================================================

------------
(1)  Includes results of operations from producing activities in Colombia.
(2) Includes proceeds of $74 million from business interruption insurance claims for generator failures in 2005 at our UK oil and gas operations.
(3) Includes interest income of $19 million, foreign exchange losses of $48 million and decrease in the fair value of crude oil put options of $1 million.
(4)  Includes stock-based compensation expense of $156 million.
(5)  Includes exploration activities primarily in Nigeria and Colombia.
(6)  Includes Yemen cash taxes of $148 million.
(7) Includes future income tax expense of $277 million related to an increase in the supplemental tax rate on oil and gas activities in the United Kingdom.
(8) Approximately 84% of Marketing's identifiable assets are accounts receivable and inventories.

16. DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                                Three Months                   Six Months
                                                                                Ended June 30                Ended June 30
(Cdn$ millions, except per share amounts)                                    2007          2006          2007          2006
-----------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                               1,399         1,039         2,539         2,019
    Marketing and Other (i)                                                   299           377           545           813
                                                                           ------------------------------------------------
                                                                            1,698         1,416         3,084         2,832
                                                                           ------------------------------------------------
EXPENSES
    Operating (ii)                                                            296           225           592           477
    Depreciation, Depletion, Amortization and Impairment                      360           260           694           526
    Transportation and Other                                                  210           203           456           463
    General and Administrative (iv)                                            51           122           250           343
    Exploration                                                               105            46           154           149
    Interest                                                                   46            11            94            20
                                                                           ------------------------------------------------
                                                                            1,068           867         2,240         1,978
                                                                           ------------------------------------------------

INCOME BEFORE INCOME TAXES                                                    630           549           844           854
                                                                           ------------------------------------------------
PROVISION FOR INCOME TAXES
    Current                                                                   151           136           211           245
    Deferred (i) - (iv)                                                       120            10           153             4
                                                                           ------------------------------------------------
                                                                              271           146           364           249
                                                                           ------------------------------------------------

NET INCOME BEFORE NON-CONTROLLING INTERESTS                                   359           403           480           605
    Less: Net Income Attributable to Non-Controlling Interests                 (5)           (6)           (8)           (9)
                                                                           ------------------------------------------------

NET INCOME - US GAAP (1)                                                      354           397           472           596
                                                                           ================================================
EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 11)                                                          0.67          0.76          0.90          1.14
                                                                           ================================================

    Diluted (Note 11)                                                        0.66          0.74          0.88          1.11
                                                                           ================================================

------------
(1) Reconciliation of Canadian and US GAAP Net Income

                                                                                Three Months                   Six Months
                                                                                Ended June 30                Ended June 30
                                                                             2007           2006           2007          2006
--------------------------------------------------------------------------------------------------------------------------------
       Net Income - Canadian GAAP                                             368            408            489            325
       Impact of US Principles, Net of Income Taxes:
         Ineffective Portion of Cash Flow Hedges (i)                            -              1             (2)             7
         Pre-operating Costs (ii)                                              (5)            (2)            (8)            (3)
         Deferred Income Taxes (iii)                                            -              -              -            277
         Liability-based Stock Compensation Plans (iv)                         (9)           (10)            (7)           (10)
                                                                             ---------------------------------------------------
       Net Income - US GAAP                                                   354            397            472            596
                                                                             =================================================

(b)  UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                                June 30      December 31
(Cdn$ millions, except share amounts)                                                              2007             2006
-------------------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                                     158              101
      Restricted Cash and Margin Deposits                                                            96              197
      Accounts Receivable                                                                         2,861            2,976
      Inventories and Supplies                                                                      857              786
      Deferred Income Tax Asset                                                                     277              479
      Other                                                                                          51               67
                                                                                                ------------------------
        Total Current Assets                                                                      4,300            4,606
                                                                                                ------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $6,895 (December 31, 2006 - $6,792) (ii); (vi)                            12,087           11,692
    DEFERRED INCOME TAX ASSETS                                                                       78              141
    DEFERRED CHARGES AND OTHER ASSETS                                                               321              263
    GOODWILL                                                                                        348              377
                                                                                                ------------------------
TOTAL ASSETS                                                                                     17,134           17,079
                                                                                                ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings                                                                          61              158
      Accounts Payable and Accrued Liabilities (iv)                                               3,700            3,839
      Accrued Interest Payable                                                                       65               55
      Dividends Payable                                                                              13               13
                                                                                                ------------------------
        Total Current Liabilities                                                                 3,839            4,065
                                                                                                ------------------------

    LONG-TERM DEBT                                                                                4,852            4,618
    DEFERRED INCOME TAX LIABILITIES (i) - (vi)                                                    2,226            2,427
    ASSET RETIREMENT OBLIGATIONS                                                                    690              683
    DEFERRED CREDITS AND LIABILITIES (v)                                                            502              597
    NON-CONTROLLING INTERESTS                                                                        73               75
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2007 - 527,149,918 shares
                      2006 - 525,026,412 shares                                                     893              821
      Contributed Surplus                                                                             5                4
      Retained Earnings (i) - (vi)                                                                4,363            3,945
      Accumulated Other Comprehensive Income (i); (v)                                              (309)            (156)
                                                                                                ------------------------
          Total Shareholders' Equity                                                              4,952            4,614
                                                                                                ------------------------
     COMMITMENTS, CONTINGENCIES AND GUARANTEES

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       17,134           17,079
                                                                                                ========================

(c) UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                            Three Months                 Six Months
                                                                           Ended June 30                Ended June 30
(Cdn$ millions)                                                        2007           2006           2007           2006
--------------------------------------------------------------------------------------------------------------------------
Net Income - US GAAP                                                    354            397            472            596
Other Comprehensive Income, Net of Income Taxes:
    Foreign Currency Translation Adjustment                             (86)           (63)           (92)           (65)
    Change in Mark to Market on Cash Flow Hedges (i)                      -              6            (61)            20
                                                                       -------------------------------------------------
Comprehensive Income                                                    268            340            319            551
                                                                       =================================================

(d) UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME - US GAAP

                                                                      June 30       December 31
(Cdn$ millions)                                                          2007              2006
-------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                                  (253)             (161)
Mark to Market on Cash Flow Hedges (i)                                      -                61
Unamortized Defined Benefit Pension Costs (v)                             (56)              (56)
                                                                 --------------------------------
                                                                         (309)             (156)
                                                                 ================================

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

      FUTURE SALE OF GAS INVENTORY: At December 31, 2006, accounts receivable includes gains of $25 million on futures contracts and swaps we used to hedge commodity price risk on the future sale of our gas inventory. Gains of $23 million ($16 million, net of income taxes) related to the effective portion and deferred in AOCI at December 31, 2006, were recognized in marketing and other in the first quarter of 2007. The ineffective portion of the gains of $2 million ($2 million, net of income taxes) was recognized in marketing and other in 2006 under US GAAP. Under Canadian GAAP, the ineffective portion was recognized in net income in the first quarter of 2007.

      At June 30, 2006, our US GAAP net income includes $11 million ($7 million, net of income taxes) relating to the ineffective portion of cash flow hedges.

      Also included in AOCI at December 31, 2006 are gains of $65 million ($45 million, net of income taxes) related to de-designated cash flow hedges. These gains were recognized in marketing and other in the first quarter of 2007. Under Canadian GAAP, these deferred gains are included in accounts payable and accrued liabilities at December 31, 2006 and have been recognized in marketing and other income in the first quarter of 2007.

      At June 30, 2007, there were no cash flow hedges in place.

      FAIR VALUE HEDGES
      Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both is reflected in earnings. At June 30, 2007 and at December 31, 2006, we had no fair value hedges in place.

ii. Under Canadian GAAP, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

      o operating expenses include pre-operating costs of $7 million and $13 million for the three and six months ended June 30, 2007, respectively ($5 million and $8 million, respectively, net of income taxes) (2006 - $2 million and $4 million, respectively ($2 million and $3 million, respectively, net of income taxes)); and

      o property, plant and equipment is lower under US GAAP by $41 million (December 31, 2006 - $28 million).

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

iv. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. We are also required to accelerate the recognition of stock-based compensation expense for all stock-based awards made to our retirement-eligible employees under Canadian GAAP. However, under US GAAP, the accelerated recognition for such employees is only required for stock-based awards granted on or after January 1, 2006. As a result:

      o general and administrative expense is higher by $13 million and $10 million for the three and six months ended June 30, 2007, respectively ($9 million and $7 million, respectively, net of income taxes) (2006 - higher by $14 million and $15 million for the three and six months ended June, respectively ($10 million and $10 million, respectively, net of income taxes)); and

      o accounts payable and accrued liabilities are higher by $35 million as at June 30, 2007 (December 31, 2006 - $25 million).

v. On December 31, 2006, we adopted FASB Statement 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS (FAS 158). At June 30, 2007, the unfunded amount of our defined benefit pension plans was $81 million. This amount has been included in deferred credits and other liabilities and $56 million, net of income taxes has been included in AOCI. Prior to the adoption of FAS 158 on December 31, 2006, we included our minimum unfunded pension liability in deferred credits and other liabilities and in AOCI.

vi. On January 1, 2003, we adopted FASB Statement 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which results in our property, plant and equipment under US GAAP being lower by $19 million.

STOCK-BASED COMPENSATION EXPENSE FOR RETIRED AND RETIREMENT-ELIGIBLE EMPLOYEES Under US GAAP, we recognize stock-based compensation expense for our retired and retirement-eligible employees over an accelerated vesting period in accordance with the provisions of Statement 123(R) for stock-based awards granted to employees on or after January 1, 2006. For stock-based awards granted prior to the adoption of Statement 123(R), stock-based compensation expense for our retired and retirement-eligible employees is recognized over a graded vesting period. If we applied the accelerated vesting provisions of
Statement 123(R) to stock-based awards granted to our retired and retirement-eligible employees prior to the adoption of Statement 123(R), there would be no material change to our stock-based compensation expense for the three and six months ended June 30, 2007 and 2006.


CHANGES IN ACCOUNTING POLICIES - US GAAP
INCOME TAXES
On  January  1,  2007,  we  adopted  FASB   Interpretation  48  ACCOUNTING  FOR
UNCERTAINTY IN INCOME TAXES (FIN 48) with respect to FAS 109 ACCOUNTING FOR INCOME TAXES regarding accounting and disclosure for uncertain tax positions. On the adoption of FIN 48, we recorded a cumulative effect of a change in accounting principle of $28 million. This amount increased our deferred income tax liabilities, with a corresponding decrease to our retained earnings as at January 1, 2007 in our US GAAP - Unaudited Consolidated Balance Sheet. As at January 1 and June 30, 2007, the total amount of our unrecognized tax benefits was approximately $210 million, all of which, if recognized, would affect our effective tax rate. As at January 1 and June 30, 2007, the total amount of interest and penalties in relation to uncertain tax positions recognized in deferred income tax liabilities in the US GAAP - Unaudited Consolidated Balance Sheet is approximately $9 million. We had no interest or penalties in the US GAAP - Unaudited Consolidated Statement of Income for the first half of 2007. Our income tax filings are subject to audit by taxation authorities and as at January 1 and June 30, 2007 the following tax years remained subject to examination; (i) Canada - 1985 to date, (ii) United Kingdom - 2002 to date and
(iii) United States - 2003 to date. We do not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next twelve months.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 16 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS JULY 11, 2007.

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

EXECUTIVE SUMMARY OF SECOND QUARTER RESULTS

                                                                        Three Months                   Six Months
                                                                        Ended June 30                 Ended June 30
                                                                      2007        2006              2007        2006
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                             368         408               489         325
Earnings per Common Share ($/share)                                   0.70        0.78              0.93        0.62
Cash Flow from Operating Activities                                    582         374             1,030       1,108

Production, before Royalties (mboe/d)                                  253         215               246         219
Production, after Royalties (mboe/d)                                   208         158               199         159
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)                68.48       66.78             63.95       63.90

Capital Investment, including Acquisitions                             819         876             1,630       1,629
Net Debt (1)                                                         4,755       3,930             4,755       3,930
                                                                  -----------------------------------------------------

------------
(1) Net debt is defined as long-term debt and short-term borrowings less cash and cash equivalents.

Increasing production and high commodity prices generated strong net income and cash flow from operating activities during the quarter. Our second quarter realized oil and gas prices increased 3% from the same period in 2006, while WTI was 8% lower than last year. The impact of WTI prices on our realized prices is becoming less relevant as approximately 80% of our current production is priced based on North Sea Brent crude. Brent crude oil prices fell only 1% during the same period.

Production after royalties increased 9% from the previous quarter by bringing new high-margin, royalty-free production on stream at Buzzard. At Buzzard, eight development wells are now tied into the production system and the gas export system has been commissioned. Increases from Buzzard were partially offset by natural declines in Yemen and in the Gulf of Mexico. We also experienced unexpected production downtime at Aspen and Syncrude following maintenance to third party processing facilities and turnaround advancements. In the Gulf of Mexico, the Wrigley development began producing in early July and we expect to bring another development well at Aspen on stream by the end of the third quarter.

At Long Lake, steaming of the reservoir is going well. While commissioning activities delayed the startup of our large steam generation units by a few weeks, we still expect all 81 SAGD well pairs (ten pads) to be circulating steam by the end of August. As we circulate steam and heat up the reservoir to establish communication between wells, we will start to produce bitumen. We expect bitumen production to ramp up to peak rates over a 12 to 24 month period.

The increase in our net debt compared to last year largely reflects the ongoing investment at Long Lake and on Ettrick in the UK North Sea. The increase in net debt was partially offset by the weakening US dollar as our US-dollar denominated debt was lower when translated to Canadian dollars.

CAPITAL INVESTMENT

Our capital investment strategy continues to focus on developing major projects, exploring our growth basins, maximizing the remaining value of our core assets and investing in new technology. In 2007, we are investing in:

    o Major Development projects such as Long Lake Phase 1, Ettrick in the North Sea and coalbed methane in Canada;
    o Early Stage Developments including Phase 2 of Long Lake, shale gas in Canada and the Usan project, offshore West Africa;
    o New Growth Exploration targeting up to 19 high-impact exploration prospects, primarily in the Gulf of Mexico and the North Sea; and
    o Core Asset Developments in our existing asset base including Wrigley and Aspen in the Gulf of Mexico.

Details of our capital programs are set out below.

THREE MONTHS ENDED JUNE 30, 2007

                                                          Major     Early Stage       New Growth       Core Asset
                                                    Development     Development      Exploration      Development         Total
--------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                             258              21                3                -           282
   United Kingdom                                           131               -               17               72           220
   Yemen                                                      -               -                5               31            36
   United States                                              9               -               49              119           177
   Canada                                                    22               5                9               10            46
   Other Countries                                            -               3               16                4            23
Syncrude                                                      -               -                -                8             8
                                                    ----------------------------------------------------------------------------
                                                            420              29               99              244           792
Chemicals, Marketing, Corporate and Other                     -               -                -               27            27
                                                    ----------------------------------------------------------------------------
Total Capital                                               420              29               99              271           819
                                                    ============================================================================
As a % of Total Capital                                     51%              4%              12%              33%          100%
                                                    ----------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2007

                                                          Major     Early Stage       New Growth       Core Asset
                                                    Development     Development      Exploration      Development         Total
--------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                             513              71                3                -           587
   United Kingdom                                           254               -               63               90           407
   Yemen                                                      -               -               10               63            73
   United States                                             23               -               63              244           330
   Canada                                                    44               9               42               35           130
   Other Countries                                            -               8               26                7            41
Syncrude                                                      -               -                -               15            15
                                                    ----------------------------------------------------------------------------
                                                            834              88              207              454         1,583
Chemicals, Marketing, Corporate and Other                     -               -                -               47            47
                                                    ----------------------------------------------------------------------------
Total Capital                                               834              88              207              501         1,630
                                                    ============================================================================
As a % of Total Capital                                     51%              5%              13%              31%          100%
                                                    ----------------------------------------------------------------------------

MAJOR AND EARLY STAGE DEVELOPMENT PROJECTS

SYNTHETIC

At Long Lake, commissioning of our large steam generator units is underway. While we are experiencing delays in the start up of these units, all 81 SAGD well pairs (ten pads) are expected to be steaming by the end of August. As we circulate steam and heat up the reservoir to establish communication between the wells, we will start to produce bitumen. We expect bitumen production to ramp up to full rates over a 12 to 24 month period. While our initial steam-to-oil ratios will be high as we heat up the reservoir, we expect our steam-to-oil ratio to average approximately 3.0 over the project life.

Upgrader construction is approximately 90% complete and projected to start up late this year. Full production of premium synthetic crude oil is expected within 12 to 18 months of upgrader start up. Production capacity for the first phase of Long Lake is approximately 60,000 bbls/d (30,000 bbls/d net to us) of premium synthetic crude. Our cost estimate for Phase 1 ranges from $5.0 to $5.3 billion ($2.5 to $2.65 billion net to us).

We plan to sequentially develop additional 60,000 bbls/d (30,000 bbls/d net) phases using the same technology and design as Long Lake. The timing of Phase 2 sanctioning will depend on accumulating sufficient production history from Phase 1 and receiving additional clarity on fiscal and regulatory policies related to oil sands development and climate change.

UNITED KINGDOM - ETTRICK
Our Ettrick field development in the North Sea continues to progress well and is approximately 70% complete. The project will consist of three production wells and one water injector tied back to a leased floating production, storage and offloading vessel (FPSO). The FPSO is designed to handle 30,000 bbls/d of oil, 35 mmcf/d of gas and to re-inject 55,000 bbls/d of water. Production from the field is expected to commence in mid 2008 with our share averaging approximately 9,000 boe/d for the year. We have an 80% operated working interest.

Elsewhere in the North Sea, we are evaluating development options for our Golden Eagle discovery.

CANADA - COALBED METHANE (CBM)
Our Mannville CBM project in the Fort Assiniboine area of Alberta is currently producing approximately 24 mmcf/d. We expect this to double by year-end and continue to grow as we develop additional sections of land in the Corbett, Thunder and Doris fields using multiple leg-horizontal wells.

OFFSHORE WEST AFRICA
The Usan field development, located in Nigeria on offshore Block OPL-222, continues to progress toward project sanction. The project will have the ability to process an average of 180,000 bbls/day of oil during the initial production plateau period through a new FPSO with a two million barrel storage capacity. We expect the Usan development to be formally sanctioned this year, at which time the major deep-water facilities and drilling contracts will be awarded. We have a 20% interest in exploration and development on this block.

NEW GROWTH EXPLORATION

We are currently drilling our Vicksburg exploration well located on De Soto Canyon Block 353 in the Eastern Gulf. We expect to have drilling results late in the third quarter. We have a 25% non-operated working interest.

At Knotty Head located on Green Canyon Block 512, we are expecting to drill our next appraisal well in the first half of 2008. We have a 25% operated interest in the field.

At Longhorn (previously named Ringo) located on Mississippi Canyon Block 546, we have an appraisal well planned later this year and at Alaminos Canyon Block 856 (Great White West), we are continuing to evaluate development options. We have non-operated working interests of 25% and 30% in these projects, respectively.

In the North Sea, we are drilling an appraisal well at Selkirk located on Block 22/22b. Results from this well are expected in the third quarter. We have a 38% operated working interest here. Additionally, we plan to drill an appraisal well at Bugle, and spud three exploration wells later this year.

Over the next 12 months or so, we expect to drill at least 18 exploration wells with the majority in the Gulf of Mexico and the UK North Sea. During the quarter, we were also awarded an additional two licenses in the Norwegian North Sea.

CORE ASSET DEVELOPMENT

At Buzzard, we currently have eight development wells on stream. The production ramp up to date has met our expectations and we have sufficient well deliverability to take advantage of additional processing capacity that may be available on the platform. The facility is designed to process up to 200,000 bbls/d of oil and 60 mmcf/d of gas.

At our Wrigley development on Mississippi Canyon Block 506, we began producing early in the third quarter. We expect production to quickly ramp up to 60 mmcf/d (30 mmcf/d net to us). We have a 50% non-operated interest.

At Aspen, we are completing a sidetrack well to exploit a number of deeper sands. We expect this well to come on stream in the third quarter. We have a 100% operated working interest at Aspen.

FINANCIAL RESULTS

CHANGE IN NET INCOME

                                                                                                 2007 VS. 2006
                                                                                         Three Months       Six Months
                                                                                        Ended June 30    Ended June 30
-------------------------------------------------------------------------------------------------------------------------
NET INCOME AT JUNE 30, 2006                                                                       408              325
                                                                                        =================================
    Favourable (unfavourable) variances:

       Production Volumes, After Royalties
         Crude Oil                                                                                360              593
         Natural Gas                                                                              (18)             (36)
         Change in Crude Oil Inventory                                                              8                2
                                                                                        ---------------------------------
           Total Volume Variance                                                                  350              559

       Realized Commodity Prices
         Crude Oil                                                                                 (8)             (47)
         Natural Gas                                                                               15               (3)
                                                                                        ---------------------------------
           Total Price Variance                                                                     7              (50)

       Oil and Gas Operating Expense
         Conventional                                                                             (50)             (90)
         Syncrude                                                                                  (7)              (1)
                                                                                        ---------------------------------
           Total Operating Expense Variance                                                       (57)             (91)

       Depreciation, Depletion, Amortization and Impairment
         Oil & Gas and Syncrude                                                                   (99)            (165)
         Other                                                                                     (1)              (3)
                                                                                        ---------------------------------
           Total Depreciation, Depletion, Amortization and Impairment Variance                   (100)            (168)

       Exploration Expense                                                                        (59)              (5)

       Energy Marketing Contribution                                                              (13)            (188)

       Chemicals Contribution                                                                       2                5

       General and Administrative Expense                                                          70               88

       Interest Expense                                                                           (35)             (74)

       Current Income Taxes                                                                       (15)              34
       Future Income Taxes                                                                       (112)             122

       Other
         Decrease in Fair Value of Crude Oil Put Options                                           (7)             (19)
         Business Interruption Insurance Proceeds                                                 (74)             (74)
         Other                                                                                      3               25
                                                                                        ---------------------------------

NET INCOME AT JUNE 30, 2007                                                                       368              489
                                                                                        =================================

Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION (BEFORE ROYALTIES) (1)
                                                                           Three Months                   Six Months
                                                                          Ended June 30                 Ended June 30
                                                                      2007           2006            2007           2006
--------------------------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                                             73.3           95.2            75.2           98.8
    Canada                                                            17.2           20.6            17.5           21.4
    United States                                                     16.0           17.8            18.8           18.5
    United Kingdom                                                    85.6           17.2            70.7           16.5
    Other Countries                                                    6.2            6.6             6.0            6.2
Syncrude (2)                                                          19.0           17.4            20.2           16.1
                                                                   -------------------------------------------------------
                                                                     217.3          174.8           208.4          177.5
                                                                   -------------------------------------------------------
Natural Gas (mmcf/d)
    Canada                                                             116            104             117            105
    United States                                                       86            107              93            114
    United Kingdom                                                      14             32              14             27
                                                                   -------------------------------------------------------
                                                                       216            243             224            246
                                                                   -------------------------------------------------------

Total (mboe/d)                                                         253            215             246            219
                                                                   =======================================================

PRODUCTION (AFTER ROYALTIES)

                                                                           Three Months                   Six Months
                                                                          Ended June 30                 Ended June 30
                                                                      2007           2006            2007           2006
--------------------------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                                             41.6           52.3            43.3           53.0
    Canada                                                            13.4           16.2            13.8           17.0
    United States                                                     14.2           15.6            16.8           16.3
    United Kingdom                                                    85.6           17.2            70.7           16.5
    Other Countries                                                    5.7            6.0             5.5            5.7
Syncrude (2)                                                          16.4           15.7            17.6           14.5
                                                                   -------------------------------------------------------
                                                                     176.9          123.0           167.7          123.0
                                                                   -------------------------------------------------------

Natural Gas (mmcf/d)
    Canada                                                            97               88              96             89
    United States                                                     74               91              80             97
    United Kingdom                                                    14               32              14             27
                                                                   -------------------------------------------------------
                                                                     185              211             190            213
                                                                   -------------------------------------------------------

Total (mboe/d)                                                       208              158             199            159
                                                                   =======================================================

------------
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2)  Considered a mining operation for US reporting purposes.

HIGHER PRODUCTION INCREASED NET INCOME FOR THE QUARTER BY $350 MILLION Production after royalties increased 9% from the prior quarter and 32% from the second quarter of 2006 as we continue to ramp up our high-margin, royalty-free Buzzard production in the UK North Sea. Production before royalties increased 6% from the previous quarter and 18% from the second quarter of 2006.

The following table summarizes our production volume changes since the last quarter:

                                                          Before         After
(mboe/d)                                               Royalties     Royalties
--------------------------------------------------------------------------------
Production, first quarter 2007                               238          191
    Production changes:
      United Kingdom                                          30           30
      United States                                           (8)          (7)
      Yemen                                                   (4)          (3)
      Syncrude                                                (2)          (2)
      Other                                                   (1)          (1)
                                                         -----------------------
Production, second quarter 2007                              253          208
                                                         =======================

We expect our production will continue to increase in 2007 by reaching facility design capacity at Buzzard, from bringing a sidetrack development well on stream at Aspen and new production from Wrigley in the Gulf of Mexico and from bitumen production at Long Lake later this year. Long Lake synthetic crude oil production is expected to begin in late 2007. Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

YEMEN
Production from the Masila field decreased 6% from the prior quarter and 20% from the second quarter of 2006. Production declines at Masila reflect the maturity of the field and the impact of a reduced 2007 development drilling program. We have drilled nine development wells and four sidetrack wells on the Masila block to date this year. We plan to drill at least five additional development wells and seven sidetrack wells in the second half of 2007. Production declines are expected to continue as we concentrate our capital spending on maximizing recovery of the remaining reserves on the block.

Block 51 production remained steady from the first quarter; however, our production decreased 33% from the second quarter of 2006 as a result of natural declines. Our 2007 capital investment program includes further development of the BAK A field and we have drilled seven of eleven planned development wells this year. We are also de-bottlenecking the production facilities to handle additional water, continuing to optimize wells and completing the water handling and power plant expansions.

CANADA
Production in Canada was slightly lower than the previous quarter and the second quarter of 2006. Natural declines at our heavy oil properties were partially offset by our capital program additions. Declines in our natural gas properties in the Medicine Hat region have been offset by capital investment in infill drilling and well optimization activities. CBM production continues to increase as our wells in the Fort Assiniboine area de-water and we bring additional development wells and facilities on stream.

Production volumes are expected to increase in the remainder of 2007 from additional CBM natural gas volumes and new Long Lake bitumen production towards the end of the year.

UNITED STATES
Gulf of Mexico production decreased 8,100 boe/d or 21% from the prior quarter largely from downtime caused by equipment maintenance and natural field declines. Our Aspen production was reduced approximately 1,500 boe/d during the quarter as processing facilities on the non-operated Bullwinkle platform were shut-in for approximately twelve days for maintenance. We expect Aspen production to increase as we are completing a sidetrack on Aspen-1 to exploit a deeper sand and expect it on stream during the third quarter.

Gunnison production decreased 15% from the prior quarter due to mechanical problems in one high volume well, while shelf production declined from last year as a result of lower performance, equipment maintenance and program delays. Production from our 50% non-operated Wrigley development began early in the third quarter and we expect to reach peak rates of 60 mmcf/d (30 mmcf/d net to us) later in the third quarter.

UNITED KINGDOM
Buzzard continued to ramp up during the quarter as expected and is approaching facility design capacity. Production for the quarter averaged 157,500 boe/d (68,000 boe/d, net to us) from eight development wells. During the quarter, we commissioned the gas export system and began selling gas through the Frigg pipeline. We have now commissioned all remaining production systems and are evaluating the performance of the production facilities. We plan to drill four additional development wells by the end of the year. We are reviewing de-bottlenecking opportunities as we maximize production efficiency of the facilities.

Production on the Scott/Telford fields was 1,500 boe/d lower from the first quarter despite acquiring additional working interests in the fields early in the quarter. The decrease was a result of natural declines and downtime related to maintenance and workover activity. The non-operated Farragon field produced approximately 2,800 boe/d during the quarter, with lower than expected natural declines.

OTHER COUNTRIES
Production from our Guando field in Colombia averaged 6,200 bbls/d during the quarter, 7% above the prior quarter. We began a 35 well infill drilling program earlier in the year and 14 wells have been drilled to date. We expect production from Colombia to average between 6,000 and 7,000 bbls/d in 2007.

SYNCRUDE
Syncrude production was 11% lower than the prior quarter due to downtime caused by an extended turnaround on the LC Finer and by completing a turnaround on Coker 8-3. Circulation difficulties that restricted the capacity of Coker 8-3 since mid December have now been resolved and we expect higher production for the remainder of the year.

In 2007, we expect our total-year production from Syncrude to average between 20,000 and 25,000 boe/d.

COMMODITY PRICES
                                                                          Three Months                 Six Months
                                                                          Ended June 30                Ended June 30
                                                                     2007           2006             2007          2006
------------------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                         65.03          70.70            61.60         67.09
                                                                   -----------------------------------------------------

    Differentials (1) (US$/bbl)
      Heavy Oil                                                     20.00          17.88            18.29         23.39
      Mars                                                           2.84           6.97             3.97          7.43
      Masila                                                        (3.33)          2.71            (0.66)         3.24
      Dated Brent                                                   (3.73)          1.08            (1.66)         1.40

    Producing Assets (Cdn$/bbl)
      Yemen                                                         77.34          76.86            69.99         72.44
      Canada                                                        41.89          51.67            41.80         40.44
      United States                                                 68.18          70.23            62.63         66.86
      United Kingdom                                                74.07          73.24            70.18         71.16
      Other Countries                                               68.04          69.63            64.07         64.60
      Syncrude                                                      77.12          79.50            73.39         75.14

    Corporate Average (Cdn$/bbl)                                    72.27          72.90            67.20         67.92
                                                                   -----------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)                 7.66           6.67             7.42          7.27
    AECO (Cdn$/GJ)                                                   6.99           5.95             7.03          7.37
                                                                   -----------------------------------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                         7.06           6.21             7.11          6.93
      United States                                                  8.85           7.51             8.71          8.33
      United Kingdom                                                 3.32           5.52             3.59          8.31

    Corporate Average (Cdn$/mcf)                                     7.52           6.68             7.56          7.70
                                                                   -----------------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)               68.48          66.78            63.95         63.90
                                                                   -----------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar                                            0.9107         0.8918           0.8812        0.8786
                                                                   -----------------------------------------------------

------------
(1)  These differentials are a discount/(premium) to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $7 MILLION WTI prices increased 12% over the previous quarter, but were 8% lower than the second quarter of 2006. We realized higher prices for our crude oil sales as a result of strong benchmark commodity prices compared to the previous quarter. Our realized crude oil price averaged $72.27/bbl in the quarter, 17% higher than the previous quarter. Our realized gas price decreased 1% from the previous quarter to average $7.52/mcf. NYMEX increased 7% in the same period.

CRUDE OIL REFERENCE PRICES
Crude oil prices remained strong throughout the second quarter of 2007, with WTI averaging US$65.03/bbl. The trading range for WTI in the quarter was between US$60.68/bbl and US$71.06/bbl. The main drivers behind strong crude prices continue to be geopolitical issues in Nigeria and the Middle East, strong gasoline demand in North America and the threat of a severe 2007 hurricane season in the Gulf of Mexico.

Concerns over geopolitical stability are supporting strong crude oil prices. Geopolitical risk in Nigeria and Iran, the world's eighth and fourth largest oil exporters, respectively, play a dominant role in applying upward pressure on crude prices. Violence in Nigeria continues to create supply outages reducing production by 800,000 barrels per day or approximately one third of total Nigerian capacity. In addition, the recent presidential election has contributed to volatile prices. Aside from Nigeria, on-going tensions involving Iran and its uranium enrichment program have led US warships to converge in the Gulf. More recently, Turkey has created new geopolitical concern in the Middle East. It was reported that Turkish troops have entered northern Iraq, an area rich in oil. Turkey has denied these reports but stated that the country is trying to establish temporary security zones near the Iraq border.

In the US, supply concerns around gasoline stocks are driving higher crude oil prices. Reduced refinery utilization and speculation around the impact of the summer driving season have caused prices to remain high. Hurricane forecasters are predicting an active US storm season which may rival that of two years ago. Crude prices have strengthened in anticipation of significant production disruptions in the Gulf of Mexico. In the current tight supply environment, any potential supply disruptions can have a significant impact on global crude oil prices as there is perceived to be little spare capacity.

CRUDE OIL DIFFERENTIALS
In Canada, heavy crude oil differentials averaged US$20.00/bbl (31% of WTI), compared to US$17.88/bbl in the second quarter of 2006 (25% of WTI). Heavy oil differentials are wide due to weak demand for heavier crude given the number of complex refineries off-line and strong light crude prices. The market should improve as refineries come back on-line and demand increases with the summer asphalt season.

The Brent/WTI differential strengthened during the second quarter with Brent trading at a premium averaging US$3.73/bbl compared to a discount of
US$1.08/bbl for the same period last year. The Brent index is becoming increasingly relevant for us as approximately 80% of our current crude production is priced based on Brent. Brent historically traded at a discount of US$1.50 to US$2.00 per barrel to WTI but the spread broke away last year. Regional issues, such as an overabundance of crude in local storage around the Cushing, Oklahoma area where WTI is priced and the limited ability to move that crude to world markets are causing WTI to trade at lower prices than international crude grades. By comparison, Brent prices are still strong as multiple transportation options allow it to remain a global crude oil. For the present time, WTI does not represent a global benchmark price. Demand for WTI relative to Brent is expected to strengthen during the third quarter as US refineries are brought back on line and crude stocks at Cushing return to normal operational levels. Longer term, we expect WTI will be impacted by weaker world demand growth and by competition from new Canadian oil sands production.

On the US Gulf Coast, the Mars differential narrowed during the quarter to reach new historical lows, averaging US$2.84/bbl (4% of WTI) compared to US$6.97/bbl (10% of WTI) in the same period last year. The narrowing Mars differential reflects weaker prices for WTI. Offshore US crude such as Mars has access to water transportation routes preventing it from being impacted by constraints in WTI pricing.

The Yemen Masila differential narrowed substantially relative to WTI with Masila trading at a premium averaging US$3.33/bbl compared to a discount of US$2.71/bbl in the second quarter of 2006. Strong demand growth in China has been the primary driver for the strengthening of Masila crude. In addition, stronger Brent pricing has provided upside support since Masila crude is priced off Brent.

NATURAL GAS REFERENCE PRICES
NYMEX natural gas prices averaged US$7.66/mmbtu for the quarter, compared to US$6.67/mmbtu in the second quarter of 2006. Natural gas prices strengthened despite new sources of supply from higher liquefied natural gas (LNG) imports. European gas prices collapsed in April from mild weather, causing spot LNG cargoes to be diverted to the US market. However, North American natural gas prices remained strong during the typically mild shoulder season from support provided by strong crude oil prices, the possibility of hot summer weather and a potentially active hurricane season.

OPERATING COSTS
                                                                                       Three Months               Six Months
                                                                                       Ended June 30             Ended June 30
(Cdn$/boe)                                                                            2007       2006          2007         2006
----------------------------------------------------------------------------------------------------------------------------------
Operating costs based on our working interest production before royalties (1)
     Conventional Oil and Gas                                                         7.76       6.47          7.99         6.52
     Synthetic Crude Oil
       Syncrude                                                                      29.91      27.84         27.00        33.45
     Total Oil and Gas                                                                9.41       8.21          9.54         8.50
                                                                                  -----------------------------------------------

Operating costs based on our net production after royalties
     Conventional Oil and Gas                                                         9.50       9.29          9.97         9.41
     Synthetic Crude Oil
       Syncrude                                                                      34.54      30.93         30.89        37.09
     Total Oil and Gas                                                               11.48      11.46         11.81        11.96
                                                                                  -----------------------------------------------

------------
(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OIL AND GAS OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY $57 MILLION
Our oil and gas average operating cost was impacted by changes in our production mix during the quarter. New production from Buzzard in the North Sea and additional Syncrude production are higher contributors to our total production. Operating costs on the Buzzard platform are lower than our corporate average, reducing our consolidated average by $1.64/boe during the quarter. The impact of Buzzard production increased our operating expense by $29 million in the quarter. Additional higher-cost production from the Stage 3 expansion at Syncrude increased our corporate average by $0.56/boe.

In Yemen, lower production at Masila and Block 51, together with higher service rig activity and maintenance programs, have increased our corporate unit average cost by $0.77/boe. Industry cost pressures caused by the strong commodity price environment have increased our Gulf of Mexico operating costs. We have also performed additional down hole and surface maintenance activity to maintain production rates which has increased costs. These increases, combined with a decrease in production, increased our corporate average unit operating cost by $0.41/boe.

In Canada, operating costs increased our corporate average by $0.58/boe. Our heavy oil properties have higher operating costs per boe as many of our costs are fixed in nature and heavy oil production volumes are decreasing. Unit operating costs at CBM are higher initially as we de-water the wells to stimulate gas production. Costs have also increased as we ramp up our CBM operations with more wells coming on stream at Fort Assiniboine. We expect operating costs to decrease over time as the wells de-water and gas production increases.

Our Scott/Telford costs increased during the quarter as we performed maintenance and workovers on the platform and producing wells. The additional maintenance costs and decreases in production volumes have increased our corporate average by $0.25/boe.

Syncrude operating costs per barrel increased 7% from the second quarter of 2006 primarily as a result of costs incurred from the Coker 8-3 and LC Finer turnarounds and partially offset by increased production volumes. We expect unit operating costs to decrease in the third quarter with higher production rates and less downtime. The impact of the higher Syncrude unit costs increased our corporate average by $0.21/boe during the quarter.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)
                                                                              Three Months                Six Months
                                                                             Ended June 30                Ended June 30
(Cdn$/boe)                                                                 2007        2006              2007        2006
--------------------------------------------------------------------------------------------------------------------------
DD&A based on our working interest production before royalties (1)
     Conventional Oil and Gas                                             15.28       13.18             15.24       13.01
     Synthetic Crude Oil
       Syncrude                                                            6.79        3.47              6.72        3.61
     Average Oil and Gas                                                  14.65       12.39             14.55       12.31
                                                                       ---------------------------------------------------

DD&A based on our net production after royalties
     Conventional Oil and Gas                                             18.71       18.93             19.01       18.78
     Synthetic Crude Oil
       Syncrude                                                            7.84        3.85              7.68        4.00
     Average Oil and Gas                                                  17.86       17.31             18.01       17.33
                                                                       ---------------------------------------------------

------------
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.


HIGHER OIL AND GAS DD&A DECREASED NET INCOME FOR THE QUARTER BY $100 MILLION Our production mix has changed with new volumes added from the Buzzard development in the North Sea. The impact of new Buzzard production increased our DD&A expense by $112 million during the quarter. Costs relating to Buzzard are higher than our corporate average as they include our acquisition cost and the costs to complete the project, increasing our corporate average by $1.23/boe. This was partially offset at our Scott and Telford fields where higher reserves reduced our corporate average $0.53/boe. Buzzard unit depletion rates are expected to decrease in the next few years as we anticipate booking additional proved reserves from production experience and from further development drilling.

In Yemen, lower capital expenditures as a result of our reduced drilling program decreased our corporate unit depletion rate by $0.08/boe as compared to the second quarter of 2006.

Depletion of our Canadian assets increased our corporate average by $0.16/boe. This largely reflects the timing of reserve bookings from our CBM projects in central Alberta, as well as land acquisitions in 2006. We expect our depletion rate for our coalbed methane projects to decline as the wells de-water and we are able to recognize additional reserves. Our depletion rate in the Gulf of Mexico increased our corporate average depletion rate by $1.14/boe compared to 2006 from higher costs related to the additional development well at Aspen and from reserve reductions at the end of 2006.

Syncrude DD&A includes costs to develop the Stage 3 expansion that came on stream in mid 2006. The depletion of the expansion costs increased our average by $0.33/boe.

EXPLORATION EXPENSE

                                                               Three Months                   Six Months
                                                              Ended June 30                  Ended June 30
                                                             2007        2006              2007        2006
----------------------------------------------------------------------------------------------------------------
Seismic                                                        50          25                60          47
Unsuccessful Exploration Drilling                              33           6                54          71
Other                                                          22          15                40          31
                                                           -----------------------------------------------------
Total Exploration Expense                                     105          46               154         149
                                                           =====================================================

New Growth Exploration                                         99         167               207         284
Geological and Geophysical Costs                               50          25                60          47
                                                           -----------------------------------------------------
Total Exploration Expenditures                                149         192               267         331
                                                           -----------------------------------------------------

                                                           -----------------------------------------------------
Exploration Expense as a % of Exploration Expenditures        71%         24%                58%        45%
                                                           =====================================================

HIGHER EXPLORATION EXPENSE DECREASED NET INCOME FOR THE QUARTER BY $59 MILLION Exploration capital during the quarter included activity in the Gulf of Mexico, the North Sea and Colombia. We have four exploration wells currently drilling in the Gulf of Mexico. In the deepwater, our Vicksburg prospect is being drilled to a depth of 26,000 feet. Our drilling on the shelf includes three exploration wells and results are expected in the third quarter.

In the UK North Sea, we expensed $8 million as we plugged and abandoned an unsuccessful exploration well at Dee. We are currently drilling an appraisal well at Selkirk located on Block 22/22b and results are expected in the third quarter. An additional appraisal well at Bugle and three exploration wells are planned for the second half of the year in the North Sea.

In Colombia, we expensed $10 million of costs related to our unsuccessful Atalea-1 exploratory well on our Boqueron Deep prospect. In Canada, we incurred $6 million in dry hole costs on three CBM explorations wells.

Seismic data acquisition was higher during the quarter as a result of the timing of data acquisitions, particularly in the Gulf of Mexico as we continue to review our exploration opportunities. Over the next 12 months or so, we expect to drill at least 18 exploration wells with the majority in the Gulf of Mexico and the UK North Sea.

ENERGY MARKETING
                                                                             Three Months                    Six Months
                                                                            Ended June 30                   Ended June 30
                                                                         2007           2006              2007         2006
----------------------------------------------------------------------------------------------------------------------------
    Physical Sales (1)                                                 11,503          8,983            22,401       19,441
    Physical Purchases (1)                                            (11,260)        (8,763)          (21,884)     (18,889)
    Net Financial Transactions (1)                                         41             73                14          178
                                                                    --------------------------------------------------------
Net Revenue                                                               284            293               531          730
    Transportation Expense                                               (189)          (186)             (409)        (418)
    Other                                                                   1              2                 4            2
                                                                    --------------------------------------------------------
NET MARKETING REVENUE                                                      96            109               126          314
                                                                    ========================================================

CONTRIBUTION TO NET MARKETING REVENUE BY PRODUCT TYPE:
    North American Natural Gas                                             49             70                74          258
    Global Crude Oil                                                       26             34                14           45
    North American Power                                                    1              3                 8            6
    Other                                                                  20              2                30            5
                                                                    --------------------------------------------------------
NET MARKETING REVENUE                                                      96            109               126          314
    General and Administrative                                            (23)           (39)              (53)         (75)
                                                                    --------------------------------------------------------
NET MARKETING REVENUE AFTER GENERAL AND ADMINISTRATIVE                     73             70                73          239
    Depreciation, Depletion, Amortization and Impairment                   (3)            (1)               (7)          (4)
                                                                    --------------------------------------------------------
MARKETING CONTRIBUTION TO INCOME BEFORE INCOME TAXES                       70             69                66          235
                                                                    ========================================================

PHYSICAL SALES VOLUMES (2)
    North American Natural Gas (bcf/d)                                    4.9            5.4               5.1          5.4
    Global Crude Oil (mbbls/d)                                            826            660               839          624
    North American Power (MW/d)                                         4,267          4,200             4,407        4,249

VALUE-AT-RISK
    Quarter-end                                                            34             20                34           20
    High                                                                   38             27                38           27
    Low                                                                    24             18                24           17
    Average                                                                30             21                29           21
                                                                    --------------------------------------------------------

------------
(1)  Marketing's   physical  sales,   physical   purchases  and  net  financial
     transactions are reported net on the Unaudited Consolidated Statement of Income as marketing and other.
(2)  Excludes intra-segment transactions.

LOWER NET MARKETING  REVENUE  DECREASED NET INCOME BY $13 MILLION
Results from our marketing group were lower than the same period last year. In 2006, volatility in the North American natural gas markets and industry speculation coming off an active 2005 hurricane season widened summer/winter spreads and narrowed location spreads across the natural gas forward price curve. Early last year, we positioned ourselves financially to take advantage of these spreads. In 2007, the natural gas market has not yet presented similar opportunities to last year as there is reduced speculation on the potential impact of the 2007 hurricane season. In particular, summer/winter spreads across the forward price curve are narrower than last year.

Our global crude oil group continues to expand internationally. Our second quarter results were slightly lower from last year as the contango (increasing prices) in the crude oil forward price curve decreased late in June 2007 as a result of strong current month pricing. During the quarter, we realized gains largely from better pricing of physical sales relative to our purchases, as well as realizing gains on selling crude oil from storage. Elsewhere, our European gas and power marketing group had strong results during the quarter by anticipating weakness in near-term natural gas prices relative to next winter in the United Kingdom.

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

COMPOSITION OF NET MARKETING REVENUE
                                                         Three Months                          Six Months
                                                         Ended June 30                       Ended June 30
                                                    2007              2006              2007             2006
----------------------------------------------------------------------------------------------------------------
Trading Activities                                    97               107               121               309
Non-Trading Activities                                (1)                2                 5                 5
                                                ----------------------------------------------------------------
                                                      96               109               126               314
                                                ================================================================

TRADING ACTIVITIES

In marketing, we enter into contracts to purchase and sell energy products, primarily for crude oil and natural gas. We also use financial and derivative contracts, including futures, forwards, swaps and options for hedging and trading purposes. We account for all derivative contracts not designated as hedges for accounting purposes using mark-to-market accounting and record the net gain or loss from their revaluation in marketing and other income. The fair value of these instruments is included with accounts receivable or payable. They are classified as long-term or short-term based on their anticipated settlement date.

We value  derivative  trading  contracts daily using:

     o actively quoted markets such as the New York Mercantile Exchange and the International Petroleum Exchange; and

     o other external sources such as the Natural Gas Exchange, independent price publications and over-the-counter broker quotes.

FAIR VALUE OF DERIVATIVE CONTRACTS

At June 30, 2007, the fair value of our derivative contracts not designated as accounting hedges totalled $131 million. Below is a breakdown of this fair value by valuation method and contract maturity.

                                                                                       MATURITY
-----------------------------------------------------------------------------------------------------------------------------
                                                            less than                                 more than
                                                               1 year     1-3 years     4-5 years       5 years       Total
                                                          -------------------------------------------------------------------
Prices
    Actively Quoted Markets                                       (60)           17           (10)            -         (53)
    From Other External Sources                                    94            69            28            (7)        184
    Based on Models and Other Valuation Methods                     -             -             -             -           -
                                                          -------------------------------------------------------------------
Total                                                              34            86            18            (7)        131
                                                          ===================================================================

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

                                                                                                                      Total
-----------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2006                                                                                         360
    Change in Fair Value of Contracts                                                                                    31
    Net Losses (Gains) on Contracts Closed                                                                             (260)
    Changes in Valuation Techniques and Assumptions (1)                                                                   -
                                                                                                                  -----------
Fair Value at June 30, 2007                                                                                             131
                                                                                                                  ===========

------------
(1)  Our valuation methodology has been applied consistently in each period.

The fair values of our derivative contracts will be realized over time as the contracts settle. Until then, the value of certain contracts will vary with forward commodity prices and price differentials. While forward prices vary, the value of the contracts only varies to the extent they are economically exposed or unprotected. As most of our unrealized value is not economically exposed, we expect to realize the majority of this fair value.

Contract maturities vary from a single day up to 19 years. Those maturing beyond one year primarily relate to North American natural gas positions. The relatively short maturity of our contracts, the high quality of our valuations from quoted markets and external sources and the limited economic exposure combine to lower our portfolio risk.

NON-TRADING ACTIVITIES

We enter into fee for service contracts related to transportation and storage of third-party oil and gas. In addition, we earn income from our power generation facilities at Balzac and Soderglen.


CHEMICALS

HIGHER CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $2 MILLION
North American prices for sodium chlorate remained strong in the second quarter offsetting a slight decrease in sales volumes arising from unplanned shutdowns at our North Vancouver chlor-alkali facility, pulp mill outages and higher electricity costs. Our operations in Brazil remain strong as a result of continued demand from Aracruz Cellulose, our primary customer in Brazil.

Chemicals net income includes foreign exchange gains of $13 million in the second quarter (2006 - $7 million) on Canexus US-dollar denominated debt.


CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                              Three Months                 Six Months
                                                                             Ended June 30                Ended June 30
                                                                            2007       2006              2007       2006
-----------------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation            93         97               179        172
Stock-Based Compensation (1)                                                 (55)        11                61        156
                                                                           --------------------------------------------------
Total General and Administrative Expense                                      38        108               240        328
                                                                           ==================================================

------------
(1) Includes the tandem option plan, stock options for our US-based employees and stock appreciation rights.


LOWER COSTS INCREASED QUARTERLY NET INCOME BY $70 MILLION
Changes in our share price create volatility in our net income as we account for stock-based compensation using the intrinsic-value method. During the quarter, we recorded a recovery of our stock-based compensation expense as our share price was lower than at the end of the first quarter. In 2006, our share price was largely unchanged for the second quarter and we recorded nominal stock-based compensation expense as a result. Cash payments to employees for our stock-based compensation programs were $15 million during the second quarter and $87 million year-to-date.

Reduced performance by our marketing group relative to last year reduced our accrual for results-based compensation programs. This was largely offset by additional costs of higher employee levels as we continue to expand our oil and gas operations internationally and expand our marketing operations in Europe and North America.

INTEREST AND FINANCING COSTS

                                                                              Three Months                 Six Months
                                                                             Ended June 30                Ended June 30
                                                                            2007       2006              2007        2006
-----------------------------------------------------------------------------------------------------------------------------
Interest                                                                      87         71               173         137
    Less: Capitalized Interest                                               (41)       (60)              (79)       (117)
                                                                        ------------------------------------------------------
Net Interest Expense                                                          46         11                94          20
                                                                        ======================================================

HIGHER INTEREST EXPENSE DECREASED QUARTERLY NET INCOME BY $35 MILLION
Our financing costs increased $19 million from the second quarter of 2006 as we funded capital investment of our Long Lake project and the Ettrick development in the North Sea with our credit facilities. The stronger Canadian to US dollar exchange rate reduced our US-dollar denominated interest costs by $3 million during the quarter. In May 2007, we issued US$1.5 billion of long-term debt, which was used to repay the term credit facilities.

We capitalized less interest on our major development projects during the quarter as we completed the Buzzard and Syncrude Stage 3 development projects in 2006. In 2007, we are capitalizing interest on our Long Lake development in the Athabasca oil sands and on our Ettrick project in the North Sea.

INCOME TAXES

                                                                              Three Months                 Six Months
                                                                              Ended June 30                Ended June 30
                                                                             2007       2006              2007       2006
-----------------------------------------------------------------------------------------------------------------------------
Current                                                                       151        136               211       245
Future                                                                        126         14               161       283
                                                                        ------------------------------------------------------
Total Provision for Income Taxes                                              277        150               372       528
                                                                        ======================================================

Effective Tax Rate (%)                                                         43%        27%                43%      61%
                                                                        ------------------------------------------------------

EFFECTIVE TAX RATE INCREASED TO 43%

Current income taxes include cash taxes in Yemen of $65 million (2006 - $81 million) for the quarter and $109 million (2006 - $148 million) year-to-date. New production from Buzzard in the North Sea, combined with high commodity prices, resulted in a second quarter current tax provision of $67 million in the United Kingdom. On a go forward basis, we expect to be cash taxable in the UK. Our income tax provision also includes current taxes in Colombia and the United States.

Our provision for future income taxes in the first quarter of 2006 included a one-time expense of $277 million related to tax rate changes in the UK. In early 2006, the UK government substantively enacted increases to the supplementary charge on our North Sea oil and gas activities from 10% to 20%, effective January 1, 2006. Excluding the charge, our effective 2006 year-to-date tax rate was 29%. Our effective tax rate in 2007 increased to 43% for the second quarter and year-to-date as we are generating more income in higher-taxable jurisdictions such as the UK North Sea.

OTHER

                                                                              Three Months                 Six Months
                                                                              Ended June 30                Ended June 30
                                                                             2007       2006              2007       2006
-----------------------------------------------------------------------------------------------------------------------------
Change in Fair Value of Crude Oil Put Options                                  (4)         3               (20)        (1)
                                                                        ------------------------------------------------------

During the second quarter of 2006, we purchased put options on approximately 105,000 bbls/d of our 2007 crude oil production. These options establish a WTI floor price of US$50/bbl on these volumes, are settled annually and provide a base level of price protection without limiting our upside to higher prices. The put options were purchased for $26 million and are carried at fair value. At December 31, 2006, the options had a fair value of $19 million. During the second quarter we recorded a loss of $3 million (2006 - gain of $3 million) and year to date we recorded a loss of $19 million (2006 - $1 million) for the change in fair value as a result of the rise in WTI.

During the quarter, we expanded our cash flow protection strategy into 2008 by purchasing put options on 36 million barrels or approximately 100,000 bbls/d of our 2008 crude oil production. These options establish an annual Dated Brent floor price of US$50/bbl on these volumes. The put options were purchased for $24 million and are carried at fair value. At June 30, 2007, the options had a fair value of $23 million and we recorded a loss of $1 million for the change in fair value as a result of the rise in Dated Brent.

LIQUIDITY

CAPITAL STRUCTURE

                                                                 June 30          December 31
                                                                    2007                 2006
------------------------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                         250                1,410
   Public Senior Notes                                             4,190                2,885
                                                               ---------------------------------
     Senior Debt                                                   4,440                4,295
   Subordinated Debt                                                 473                  536
                                                               ---------------------------------
     Total Debt                                                    4,913                4,831
   Less: Cash and Cash Equivalents                                  (158)                (101)
                                                               ---------------------------------
TOTAL NET DEBT                                                     4,755                4,730
                                                               =================================

SHAREHOLDERS' EQUITY (2)                                           5,080                4,636
                                                               =================================

------------
(1) Includes all of our debt and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.
(2) At June 30, 2007, there were 527,149,918 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

During the second quarter, we issued US$1.5 billion of senior notes with US$250 million maturing in 10 years and US$1,250 million maturing in 30 years. The issuance of the new debt increased the average term-to-maturity of our debt to 21 years. Proceeds from the debt issue were used to repay the outstanding term credit facilities. In June, we also filed a universal base shelf prospectus in the US and Canada allowing us to potentially raise US$2.5 billion of debt, equity or other hybrid securities, should the need arise.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt for the first six months of 2007 are related to:

-----------------------------------------------------------------------------------------------
Capital Investment                                                                     1,630
Cash Flow from Operating Activities                                                   (1,030)
                                                                                    -----------
   Excess of Capital Investment over Cash Flow                                           600

Dividends on Common Shares                                                                26
Issue of Common Shares                                                                   (40)
Foreign Exchange Translation of US-dollar Debt and Cash                                 (407)
Other                                                                                   (154)
                                                                                    -----------
Increase in Net Debt                                                                      25
                                                                                    ===========

CHANGE IN WORKING CAPITAL

                                                     June 30       December 31       Increase/
                                                        2007              2006      (Decrease)
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                158               101             57
Restricted Cash                                           96               197           (101)
Accounts Receivable                                    2,861             2,951            (90)
Inventories and Supplies                                 857               786             71
Future Income Tax Assets                                 277               479           (202)
Accounts Payable and Accrued Liabilities              (3,665)           (3,879)           214
Other                                                    (27)               (1)           (26)
                                                  ---------------------------------------------
Net Working Capital                                      557               634            (77)
                                                  =============================================

Accounts receivable were lower than year end as gains from 2006 on our marketing derivative contracts were realized during the first quarter of 2007, partially offset by increases in our oil and gas production. Inventories and supplies increased as our marketing group acquired additional natural gas and crude oil inventory to take advantage of trading opportunities. Our accrued liabilities decreased from the end of 2006 as we settled the Block 51 arbitration early in 2007. Lower accruals for our stock-based compensation obligations also reduced accounts payable and accrued liabilities.

OUTLOOK FOR REMAINDER OF 2007

We expect our 2007 production to be at or slightly below the lower end of our guidance range of 275,000 to 305,000 boe/d before royalties for the full year. We expect to generate $3.3 to $3.6 billion in cash flow (before remediation and geological and geophysical expenditures) in 2007, assuming the following for the remainder of the year:

-------------------------------------------------------------------------------
WTI (US$/bbl)                                                            60.00
Brent (US$/bbl)                                                          65.00
NYMEX natural gas (US$/mmbtu)                                             7.00
Oil & Gas and Syncrude operating costs (Cdn$/boe)                         8.75
US to Canadian dollar exchange rate                                       0.90
                                                                 --------------

To date, we have incurred almost half of our planned 2007 capital investment. Our 2007 capital program is largely focused on bringing Long Lake on stream and advancing the Ettrick development in the North Sea towards completion in 2008. In addition, we continue to invest in exploration opportunities in our growth areas.

Our future liquidity is primarily dependent on cash flows generated from our operations, existing committed credit facilities and our ability to access debt and equity markets. In July 2007, we are required to repay $150 million of medium term notes that become due; however, we plan to fund this with our term credit facilities. At June 30, 2007, we had committed term credit facilities of $3.3 billion that are available until 2011. At the end of the quarter we had not drawn on these facilities and utilized $397 million of these facilities to support letters of credit. We also had $631 million of uncommitted, unsecured credit facilities, of which $61 million (US$57 million) was drawn at June 30, 2007 and $130 million was utilized to support letters of credit.

In the second quarter, we declared common share dividends of $0.025 per share.

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

In June 2007, the AcSB issued Section 3031, INVENTORIES, which replaces Section 3030. The new section is harmonized with International Accounting Standards and provides additional guidance on the measurement and disclosure requirements for inventories. Specifically, Section 3031 requires inventories to be measured at the lower of cost and net realizable value. The new requirements are effective for fiscal years beginning on or after January 1, 2008. We do not expect the adoption of this section to have a material impact on our results of operations or financial position.

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

EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS
                                                                              Three Months Ended

                                                       2005        |                    2006                 |         2007
                                                   Sep      Dec    |     Mar       Jun      Sep       Dec    |     Mar     Jun
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                        1,094    1,073          980     1,039      997       920        1,140   1,399

Net Income (Loss) from Continuing Operations       205      303          (83)      408      199        77          121     368
Net Income from Discontinued Operations            404        -            -         -        -         -            -       -
                                                ----------------------------------------------------------------------------------
Net Income (Loss)                                  609      303          (83)      408      199        77          121     368
                                                ==================================================================================

Earnings (Loss) per Common Share from
     Continuing Operations ($/share)
   Basic                                          0.39     0.58        (0.16)     0.78     0.38      0.15         0.23    0.70
   Diluted                                        0.38     0.56        (0.16)     0.76     0.37      0.14         0.22    0.68

Earnings (Loss) per Common Share ($/share)
   Basic                                          1.17     0.58        (0.16)     0.78     0.38      0.15         0.23    0.70
   Diluted                                        1.13     0.56        (0.16)     0.76     0.37      0.14         0.22    0.68
                                                ----------------------------------------------------------------------------------

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

These statements are subject to known and unknown risks and uncertainties and other factors which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. These risks, uncertainties and other factors include:

o    market prices for oil, natural gas and chemicals products;
o our ability to explore, develop, produce and transport crude oil and natural gas to markets;
o    the  results  of  exploration   and   development   drilling  and  related
     activities;
o    volatility in energy trading markets;
o    foreign-currency exchange rates;
o    economic  conditions  in the  countries  and  regions in which we carry on business;
o    governmental   actions   that   increase   taxes  or   royalties,   change
     environmental and other laws and regulations;
o    renegotiations of contracts;
o    results of litigation, arbitration or regulatory proceedings; and
o political uncertainty, including actions by terrorists, insurgent or other groups, or other armed conflict, including conflict between states.

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

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

                                    PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual General and Special Meeting of Shareowners was held on April 26, 2007. The following actions were taken at the Meeting, for which proxies were solicited pursuant to Section 85 of the Securities Act (Ontario).

(a) Each of the twelve director nominees proposed by management were elected by a vote, conducted by ballot as follows:

       Director                                        For                 %             Withheld                %
       -------------------------------------------------------------------------- -------------------------------
       Charles W. Fischer                      174,027,639             99.86              241,238             0.14
       Dennis G. Flanagan                      174,155,485             99.93              113,392             0.07
       David A. Hentschel                      173,982,068             99.84              286,809             0.16
       S. Barry Jackson                        173,459,612             99.54              809,265             0.46
       Kevin J. Jenkins                        173,468,741             99.54              800,136             0.46
       A. Anne McLellan, P.C.                  164,547,898             94.42            9,720,979             5.58
       Eric P. Newell, O.C.                    174,231,395             99.98               37,482             0.02
       Thomas C. O'Neill                       171,908,416             98.65            2,360,461             1.35
       Francis M. Saville, Q.C.                171,605,884             98.47            2,662,993             1.53
       Richard M. Thomson, O.C.                171,905,726             98.64            2,363,151             1.36
       John M. Willson                         173,464,292             99.54              804,585             0.46
       Victor J. Zaleschuk                     174,230,301             99.98               38,576             0.02

(b) The appointment of Deloitte & Touche LLP, Chartered Accountants, to serve as the independent auditor for 2007 was approved by a show of hands. Proxies of 173,949,131 (99.88%) for and 204,889 (0.12%) withheld were received.

(c) The confirmation of By-Law No. 3 and the repeal of By-Law No. 2 was approved by a show of hands. Proxies of 174,071,362 (99.95%) for and 82,658 (0.05%) against were received.

(d) The special resolution to amend the Articles of the Corporation to effect a two-for-one division of the common shares was approved by a show of hands. Proxies of 174,120,324 (99.98%) for and 32,499 (0.02%)
       against were received.


ITEM 6.    EXHIBITS

3.16 Certificate and Articles of Amendment of the Registrant dated April 26, 2007 (filed as Exhibit 3.16 to Form 8-K dated April 27, 2007).

4.55 Senior Debt Indenture dated May 4, 2007 between the Registrant and Deutsche Bank Trust Company Americas, pertaining to the issue of senior notes from time to time (filed as Exhibit 4.1 to Form 8-K dated May 7, 2007).

4.56 First Supplemental Indenture dated May 4, 2007 to the Trust Indenture dated May 4, 2007 between the Registrant and Deutsche Bank Trust Company Americas pertaining to the issuance of US$250 million, 5.65% notes dues 2017 and the issuance of US$1.25 billion, 6.40% notes due 2037 (filed as Exhibit 4.2 to Form 8-K dated April 12, 2007).

10.48 Indemnification Agreement made between the Registrant and Brendon Muller as of April 9, 2007 (filed as Exhibit 10.48 to Form 8-K dated April 12,
       2007).

10.50 Pricing Agreement dated May 1, 2007 among the Registrant and Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Underwriters (filed as Exhibit 10.1 to Form 8-K dated April 12, 2007).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2007.

                                       NEXEN INC.


                                       /s/ Charles W. Fischer
                                       ------------------------------
                                       Charles W. Fischer
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                       /s/ Brendon T. Muller
                                       -------------------------------
                                       Brendon T. Muller
                                       Controller
                                       (Principal Accounting Officer)