Form 10-Q
period 2007-09-30
NEXEN INC
filed 2007-10-26
CIK 16873

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

                     Yes  [_]                   No   [X]

On September 30, 2007, there were 527,429,968 common shares issued and outstanding.

================================================================================

                                   NEXEN INC.
                                      INDEX

PART I         FINANCIAL INFORMATION                                       PAGE

   Item 1.     Unaudited Consolidated Financial Statements ...................3

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................26

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk....46

   Item 4.     Controls and Procedures.......................................46

PART II        OTHER INFORMATION

   Item 4.     Submission of Matters to a Vote of Security Holders...........47

   Item 6.     Exhibits......................................................47

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

/d       =   per day                                 mcf    =   thousand cubic feet
bbl      =   barrel                                  mmcf   =   million cubic feet
mbbls    =   thousand barrels                        bcf    =   billion cubic feet
mmbbls   =   million barrels                         NGL    =   natural gas liquid
mmbtu    =   million British thermal units           WTI    =   West Texas Intermediate
boe      =   barrels of oil equivalent               MW     =   Megawatt
mboe     =   thousand barrels of oil equivalent      CBM    =   Coalbed Methane
mmboe    =   million barrels of oil equivalent

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

On September 28, 2007, the noon-day exchange rate was US$1.0037 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                           Page


Unaudited Consolidated Statement of Income
for the Three and Nine Months Ended September 30, 2007 and 2006...............4

Unaudited Consolidated Balance Sheet
as at September 30, 2007 and December 31, 2006................................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Nine Months Ended September 30, 2007 and 2006...............6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three and Nine Months Ended September 30, 2007 and 2006...............7

Unaudited Consolidated Statement of Comprehensive Income
for the Three and Nine Months Ended September 30, 2007 and 2006...............7

Notes to Unaudited Consolidated Financial Statements..........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions, except per share amounts

                                                                      Three Months              Nine Months
                                                                   Ended September 30       Ended September 30
                                                                     2007        2006         2007        2006
---------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                       1,446         997        3,985       3,016
    Marketing and Other (Note 13)                                     226         287          773       1,089
                                                                  ---------------------------------------------
                                                                    1,672       1,284        4,758       4,105
                                                                  ---------------------------------------------
EXPENSES
    Operating                                                         283         229          862         702
    Depreciation, Depletion, Amortization and Impairment              349         244        1,043         770
    Transportation and Other                                          238         333          694         796
    General and Administrative                                          7          51          247         379
    Exploration                                                        67          82          221         231
    Interest (Note 6)                                                  40          15          134          35
                                                                  ---------------------------------------------
                                                                      984         954        3,201       2,913
                                                                  ---------------------------------------------

INCOME BEFORE INCOME TAXES                                            688         330        1,557       1,192
                                                                  ---------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                           136         112          347         357
    Future                                                            142          16          303         299
                                                                  ---------------------------------------------
                                                                      278         128          650         656
                                                                  ---------------------------------------------

NET INCOME BEFORE NON-CONTROLLING INTERESTS                           410         202          907         536
    Less: Net Income Attributable to Non-Controlling Interests         (7)         (3)         (15)        (12)
                                                                  ---------------------------------------------

NET INCOME                                                            403         199          892         524
                                                                  =============================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 11)                                                  0.77        0.38         1.69        1.00
                                                                  =============================================

    Diluted (Note 11)                                                0.75        0.37         1.66        0.97
                                                                  =============================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
Cdn$ millions, except share amounts

                                                                           September 30    December 31
                                                                                   2007           2006
-------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                     172            101
      Restricted Cash and Margin Deposits                                           176            197
      Accounts Receivable (Note 2)                                                2,683          2,951
      Inventories and Supplies (Note 3)                                             628            786
      Future Income Tax Assets                                                       73            479
      Other                                                                          77             67
                                                                         ------------------------------
         Total Current Assets                                                     3,809          4,581
                                                                         ------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $6,539 (December 31, 2006 - $6,399)                       12,291         11,739
    FUTURE INCOME TAX ASSETS                                                        167            141
    DEFERRED CHARGES AND OTHER ASSETS (Note 4)                                      276            318
    GOODWILL                                                                        328            377
                                                                         ------------------------------
TOTAL ASSETS                                                                     16,871         17,156
                                                                         ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings (Note 6)                                                 -             158
      Accounts Payable and Accrued Liabilities                                    3,408          3,879
      Accrued Interest Payable                                                       67             55
      Dividends Payable                                                              13             13
                                                                         ------------------------------
         Total Current Liabilities                                                3,488          4,105
                                                                         ------------------------------

    LONG-TERM DEBT (Note 6)                                                       4,565          4,673
    FUTURE INCOME TAX LIABILITIES                                                 2,231          2,468
    ASSET RETIREMENT OBLIGATIONS (Note 7)                                           701            683
    DEFERRED CREDITS AND OTHER LIABILITIES (Note 8)                                 396            516
    NON-CONTROLLING INTERESTS                                                        75             75

    SHAREHOLDERS' EQUITY (Note 10)
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2007 - 527,429,968 shares
                           2006 - 525,026,412 shares                                891            821
      Contributed Surplus                                                             3              4
      Retained Earnings                                                           4,825          3,972
      Accumulated Other Comprehensive Income (Note 1)                              (304)          (161)
                                                                         ------------------------------
         Total Shareholders' Equity                                               5,415          4,636
                                                                         ------------------------------
    COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 14)

                                                                         ------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       16,871         17,156
                                                                         ==============================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                      Three Months              Nine Months
                                                                   Ended September 30       Ended September 30
                                                                     2007        2006        2007         2006
---------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income                                                        403         199         892          524
    Charges and Credits to Income not Involving Cash (Note 12)        404         199       1,286        1,164
    Exploration Expense                                                67          82         221          231
    Changes in Non-Cash Working Capital (Note 12)                     253         212         (19)         (92)
    Other                                                             (30)        (16)       (253)         (43)
                                                                -----------------------------------------------
                                                                    1,097         676       2,127        1,784

FINANCING ACTIVITIES
    Proceeds from Long-Term Notes                                       -           -       1,660            -
    Proceeds from (Repayment of) Term Credit Facilities, Net          188         136        (767)         551
    Proceeds from Term Credit Facilities of Canexus                    12           6          45            4
    Repayment of Medium-Term Notes                                   (150)          -        (150)           -
    Proceeds from (Repayment of) Short-Term Borrowings, Net           (60)         37        (152)         122
    Dividends on Common Shares (Note 10)                              (13)        (13)        (39)         (39)
    Issue of Common Shares and Exercise of Stock Options                4           4          44           41
    Other                                                              (8)         (7)        (43)         (21)
                                                                -----------------------------------------------
                                                                      (27)        163         598          658

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                    (772)       (844)     (2,309)      (2,330)
      Proved Property Acquisitions                                   (104)         (9)       (150)         (12)
      Chemicals, Corporate and Other                                  (25)        (26)        (72)         (88)
    Business Acquisitions, Net of Cash Acquired                         -           -           -          (78)
    Proceeds on Disposition of Assets                                   -           -           -           25
    Changes in Restricted Cash and Margin Deposits                   (103)        (52)        (21)         (40)
    Changes in Non-Cash Working Capital (Note 12)                     (33)         56          11          115
    Other                                                              (1)        (18)        (15)         (22)
                                                                -----------------------------------------------
                                                                   (1,038)       (893)     (2,556)      (2,430)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                              (18)         (1)        (98)         (29)
                                                                -----------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       14         (55)         71          (17)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       158          86         101           48
                                                                -----------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             172          31         172           31
                                                                ===============================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions

                                                                        Three Months              Nine Months
                                                                     Ended September 30       Ended September 30
                                                                       2007        2006         2007        2006
-----------------------------------------------------------------------------------------------------------------
COMMON SHARES
    Balance at Beginning of Period                                      893         799          821         732
      Issue of Common Shares                                              3           2           28          28
      Proceeds from Options Exercised for Shares                          1           2           16          13
      Accrued Liability Relating to Options Exercised for Shares         (6)          6           26          36
                                                                    ---------------------------------------------
    Balance at End of Period                                            891         809          891         809
                                                                    =============================================

CONTRIBUTED SURPLUS
    Balance at Beginning of Period                                        5           3            4           2
      Stock-Based Compensation Expense                                    -           -            1           1
      Exercise of Stock Options                                          (2)          -           (2)          -
                                                                    ---------------------------------------------
    Balance at End of Period                                              3           3            3           3
                                                                    =============================================

RETAINED EARNINGS
    Balance at Beginning of Period                                    4,435       3,722        3,972       3,423
      Net Income                                                        403         199          892         524
      Dividends on Common Shares                                        (13)        (13)         (39)        (39)
                                                                    ---------------------------------------------
    Balance at End of Period                                          4,825       3,908        4,825       3,908
                                                                    =============================================

ACCUMULATED OTHER COMPREHENSIVE INCOME
    Balance at Beginning of Period                                     (253)       (230)        (161)          -
      Opening Cumulative Foreign Currency Translation Adjustment          -           -            -        (161)
      (Note 1)
      Opening Derivatives Designated as Cash Flow Hedges (Note 1)         -           -           61           -
      Other Comprehensive Income                                        (51)         (2)        (204)        (71)
                                                                    ---------------------------------------------
    Balance at End of Period                                           (304)       (232)        (304)       (232)
                                                                    =============================================

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
Cdn$ millions
                                                                           Three Months              Nine Months
                                                                        Ended September 30       Ended September 30
                                                                          2007        2006        2007         2006
--------------------------------------------------------------------------------------------------------------------
    Net Income                                                             403         199         892          524
    Other Comprehensive Loss, Net of Income Taxes:
      Foreign Currency Translation Adjustment:
        Net Losses on Investment in Self-Sustaining Foreign Operations    (327)          -        (822)        (218)
        Net Gains on Hedges of Self-Sustaining Foreign Operations (1)      276          (2)        679          145
        Realized Translation Adjustments Recognized in Net Income (2)        -           -           -            2
      Cash Flow Hedges:
        Realized Mark-to-Market Gains Recognized in Net Income               -           -         (61)           -
                                                                       ---------------------------------------------
      Other Comprehensive Loss                                             (51)         (2)       (204)         (71)
                                                                       ---------------------------------------------
    Comprehensive Income                                                   352         197         688          453
                                                                       =============================================

(1) Net of income taxes for the three months ended September 30, 2007 of $47 million (2006 - $nil) and for the nine months ended September 30, 2007 of $113 million (2006 - $18 million).

(2) Net of income taxes for the three months ended September 30, 2007 of nil (2006 - $nil) and nine months ended September 30, 2007 of $nil (2006 - $nil).

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions, except as noted

1. ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States (US) GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 16. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at September 30, 2007 and December 31, 2006 and the results of our operations and our cash flows for the three and nine months ended September 30, 2007 and 2006.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to accruals, litigation, environmental and asset retirement obligations, income taxes, derivative contract assets and liabilities and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2007.

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

FINANCIAL INSTRUMENTS--RECOGNITION AND MEASUREMENT
Section 3855 requires all financial assets and liabilities to be carried at fair value in the balance sheet with the exception of loans and receivables, investments that are intended to be held to maturity and non-trading financial liabilities which are to be carried at cost or amortized cost.

Realized and unrealized gains and losses on financial assets and liabilities carried at fair value are recognized in the statement of income in the periods such gains and losses arise. Transaction costs related to these financial assets and liabilities are included in the statement of income when incurred. Unrealized gains and losses on financial assets and liabilities carried at cost or amortized cost are recognized in the statement of income when these assets or liabilities settle.

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

For cash flow hedges, changes in the fair value of a financial instrument designated as a cash flow hedge are recognized in the statement of income in the same period as the hedged item. Any fair value change in the financial instrument before that period is recognized on the balance sheet. The effective portion of this fair value change is recognized in other comprehensive income with any ineffectiveness recognized in the statement of income during the period of change.

For fair value hedges, both the financial instrument designated as a fair value hedge and the underlying commitment are recognized on the balance sheet at fair value. Changes in the fair value of both are reflected in the statement of income.

Adoption of these new standards for hedge accounting required us to record unrealized mark-to-market gains on cash flow hedges that were previously not included on our Consolidated Balance Sheet at December 31, 2006 as an adjustment to the opening balance of accumulated other comprehensive income (see Note 9).

COMPREHENSIVE INCOME
Section 1530 provides for a new statement of comprehensive income and establishes accumulated other comprehensive income as a separate component of shareholders' equity. The statement of comprehensive income reflects changes in accumulated other comprehensive income and includes the effective portion of changes in the fair value of financial instruments designated as cash flow hedges, as well as changes in foreign currency translation amounts arising in respect of self-sustaining foreign operations together with the impact of any related hedges. Amounts included in accumulated other comprehensive income are reclassified to the statement of income when realized. On adoption of Section 1530, cumulative foreign currency translation adjustments relating to our self-sustaining foreign operations were reclassed to accumulated other comprehensive income and comparative amounts have been restated.

We adopted these standards prospectively. Comparative amounts for prior periods have not been restated with the exception of amounts related to cumulative foreign currency translation adjustments. Adoption of these standards as at January 1, 2007 had the following impact on our Unaudited Consolidated Balance
Sheet:

                                                                                                   January 1, 2007
                                                                                               Increase/(Decrease)
-------------------------------------------------------------------------------------------------------------------
To Include Unrealized Mark-to-Market Gains on Cash Flow Hedges at December 31, 2006:
    Accounts Receivable                                                                                         25
    Accounts Payable and Accrued Liabilities                                                                   (65)
    Future Income Tax Liabilities                                                                               29
    Accumulated Other Comprehensive Income                                                                      61

To Include Cumulative Foreign Currency Translation in Accumulated Other Comprehensive Income:
    Cumulative Foreign Currency Translation Adjustment                                                         161
    Accumulated Other Comprehensive Income                                                                    (161)

To Include Unamortized Debt Issue Costs with Long-Term Debt:
    Deferred Charges and Other Assets                                                                          (59)
    Long-Term Debt                                                                                             (59)
                                                                                               --------------------

NEW ACCOUNTING PRONOUNCEMENTS
In December 2006, the Canadian Accounting Standards Board (AcSB) issued two new Sections in relation to financial instruments: Section 3862, FINANCIAL INSTRUMENTS - DISCLOSURES, and Section 3863, FINANCIAL INSTRUMENTS -
PRESENTATION. Both sections will become effective for annual and interim periods beginning on or after October 1, 2007 and will require increased disclosure of financial instruments.

In December 2006, the AcSB issued Section 1535, CAPITAL DISCLOSURES, requiring disclosure of information about an entity's capital and the objectives, policies, and processes for managing capital. The standard is effective for annual periods beginning on or after October 1, 2007.

In June 2007, the AcSB issued Section 3031, INVENTORIES, which replaces the existing guidance. The new section is harmonized with International Accounting Standards and provides additional guidance on the measurement and disclosure requirements for inventories. Specifically, Section 3031 requires inventories to be measured at the lower of cost and net realizable value. The new requirements are effective for fiscal years beginning on or after January 1, 2008. We do not expect the adoption of this section to have a material impact on our results of operations or financial position.

2. ACCOUNTS RECEIVABLE

                                                                 September 30    December 31
                                                                         2007           2006
---------------------------------------------------------------------------------------------
Trade
    Marketing                                                           1,803         2,226
    Oil and Gas                                                           721           600
    Chemicals and Other                                                    42            58
                                                                -----------------------------
                                                                        2,566         2,884
Non-Trade                                                                 127            80
                                                                -----------------------------
                                                                        2,693         2,964
Allowance for Doubtful Receivables                                        (10)          (13)
                                                                -----------------------------
Total                                                                   2,683         2,951
                                                                =============================

3. INVENTORIES AND SUPPLIES

                                                                September 30    December 31
                                                                        2007           2006
---------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                            490            609
    Oil and Gas                                                           13             21
    Chemicals and Other                                                   14             14
                                                               ------------------------------
                                                                         517            644
Work in Process                                                            4              5
Field Supplies                                                           107            137
                                                               ------------------------------
Total                                                                    628            786
                                                               ==============================

4. DEFERRED CHARGES AND OTHER ASSETS

                                                                September 30    December 31
                                                                        2007           2006
---------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 9)                        172            153
Deferred Financing Costs (Note 1)                                          -             59
Asset Retirement Remediation Fund                                         14             13
Crude Oil Put Options (Note 9)                                            12             19
Other                                                                     78             74
                                                               ------------------------------
Total                                                                    276            318
                                                               ==============================

5. SUSPENDED WELL COSTS

The following table shows the changes in capitalized exploratory well costs during the nine month period ended September 30, 2007 and the year ended December 31, 2006, and does not include amounts that were initially capitalized and subsequently expensed in the same period. Capitalized exploratory well costs are included in PP&E.

                                                                  Nine Months Ended      Year Ended
                                                                       September 30     December 31
                                                                               2007            2006
----------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                  226             252
    Additions to Capitalized Exploratory Well Costs Pending the
      Determination of Proved Reserves                                          125             129
    Capitalized Exploratory Well Costs Charged to Expense                        (6)            (70)
    Transfers to Wells, Facilities and Equipment Based on
      Determination of Proved Reserves                                          (70)            (84)
    Effects of Foreign Exchange                                                 (28)             (1)
                                                                 -----------------------------------
Balance at End of Period                                                        247             226
                                                                 ===================================

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

                                                                        September 30     December 31
                                                                                2007            2006
-----------------------------------------------------------------------------------------------------
Capitalized for a Period of One Year or Less                                     131            179
Capitalized for a Period of Greater than One Year                                116             47
                                                                       ------------------------------
Balance at End of Period                                                         247            226
                                                                       ==============================
Number of Projects that have Exploratory Well Costs Capitalized
    for a Period Greater than One Year                                             6              4
                                                                       ------------------------------

As at September 30, 2007, we have exploratory costs that have been capitalized for more than one year relating to our interest in an exploratory block in the Gulf of Mexico ($50 million), our coalbed methane exploratory activities in Canada ($23 million), two exploratory wells on Block 51 in Yemen ($19 million), our interest in an exploratory block offshore Nigeria ($18 million) and an exploratory block in the North Sea ($6 million). We have capitalized costs related to successful wells drilled in Nigeria, Gulf of Mexico, North Sea, and at Block 51 in Yemen. In Canada, we have capitalized exploratory costs relating to our coalbed methane projects. We are assessing all of these wells and projects, and are working with our partners to prepare development plans, drill additional appraisal wells or to assess commercial viability.

6. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                        September 30      December 31
                                                                                2007             2006
------------------------------------------------------------------------------------------------------
Term Credit Facilities (US$146 million) (a)                                      146            1,078
Canexus LP Term Credit Facilities (US$189 million)                               188              174
Medium-Term Notes, due 2007 (1)                                                    -              150
Medium-Term Notes, due 2008 (2)                                                  125              125
Notes, due 2013 (US$500 million)                                                 498              583
Notes, due 2015 (US$250 million)                                                 249              291
Notes, due 2017 (US$250 million) (b)                                             249                -
Notes, due 2028 (US$200 million)                                                 200              233
Notes, due 2032 (US$500 million)                                                 498              583
Notes, due 2035 (US$790 million)                                                 787              920
Notes, due 2037 (US$1,250 million) (c)                                         1,246                -
Subordinated Debentures, due 2043 (US$460 million)                               458              536
                                                                        ------------------------------
                                                                               4,644            4,673
Unamortized Debt Issue Costs (Note 1)                                            (79)               -
                                                                        ------------------------------
Total Long-Term Debt                                                           4,565            4,673
                                                                        ==============================

(1) Amounts due July 2007 were not included in current liabilities as we refinanced this amount with our term credit facilities.

(2) Amounts due June 2008 are not included in current liabilities as we expect to refinance this amount with our term credit facilities.

(a) TERM CREDIT FACILITIES

We have committed, unsecured term credit facilities of $3.1 billion, which are available to 2012. At September 30, 2007, $146 million (US$146 million) was drawn on these facilities (December 31, 2006 - $1,078 million). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable monthly at floating rates. The weighted-average interest rate on our term credit facilities was 5.9% for the three months ended September 30, 2007 (2006 - 5.8%) and 5.9% for the nine months ended September 30, 2007 (2006 - 5.7%). At September 30, 2007, $346 million of these facilities were utilized to support outstanding letters of credit (December 31, 2006 - $294 million).

(b) NOTES, DUE 2017

In May 2007, we issued US$250 million of 10 year notes. Interest is payable semi-annually at a rate of 5.65% and the principal is to be repaid in May 2017. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term-to-maturity equal to the remaining term of the notes plus 0.2%. The proceeds were used to repay outstanding term credit facilities.

(c) NOTES, DUE 2037

In May 2007, we issued US$1,250 million of 30 year notes. Interest is payable semi-annually at a rate of 6.40% and the principal is to be repaid in May 2037. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term-to-maturity equal to the remaining term of the notes plus 0.35%. The proceeds were used to repay outstanding term credit facilities.

(d) INTEREST EXPENSE
                                                             Three Months            Nine Months
                                                          Ended September 30      Ended September 30
                                                            2007        2006         2007       2006
-----------------------------------------------------------------------------------------------------
Long-Term Debt                                                80          72          244        199
Other                                                          5           5           14         15
                                                         --------------------------------------------
                                                              85          77          258        214
   Less: Capitalized                                         (45)        (62)        (124)      (179)
                                                         --------------------------------------------
Total                                                         40          15          134         35
                                                         ============================================

Capitalized interest relates to and is included as part of the cost of our oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

(e) SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $630 million, none of which were drawn at September 30, 2007 (December 31, 2006 - $158 million). We utilized $106 million of these facilities to support outstanding letters of credit at September 30, 2007 (December 31, 2006 - $252 million). Interest is payable at floating rates. The weighted-average interest rate on our short-term borrowings was 5.8% for the three months ended September 30, 2007 (2006 - 5.5%) and 5.8% for the nine months ended September 30, 2007 (2006 - 5.3%).

7. ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment for the nine months ended September 30, 2007 and the year ended December 31, 2006, are as follows:

                                                                            Nine Months Ended     Year Ended
                                                                                 September 30    December 31
                                                                                         2007           2006
-------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                            704            611
    Obligations Assumed with Development Activities                                        69             75
    Obligations Discharged with Disposed Properties                                         -             (1)
    Expenditures Made on Asset Retirements                                                (18)           (44)
    Accretion                                                                              33             37
    Revisions to Estimates                                                                 (3)           (10)
    Effects of Foreign Exchange                                                           (63)            36
                                                                           ----------------------------------
Balance at End of Period (1)(2)                                                           722            704
                                                                           ==================================

(1) Obligations due within 12 months of $21 million (December 31, 2006 - $21 million) have been included in accounts payable and accrued liabilities.
(2) Obligations relating to our oil and gas activities amount to $676 million (December 31, 2006 - $658 million) and obligations relating to our chemicals business amount to $46 million (December 31, 2006 - $46 million).


Our total estimated undiscounted asset retirement obligations amount to $1,785 million (December 31, 2006 - $1,770 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.7%. Approximately $103 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

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

8. DEFERRED CREDITS AND OTHER LIABILITIES

                                                                               September 30     December 31
                                                                                       2007            2006
------------------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 9)                                        95             199
Deferred Transportation Revenue                                                          83              89
Fixed-Price Natural Gas Contracts and Swaps (Note 9)                                     57              76
Defined Benefit Pension Obligations                                                      52              48
Capital Lease Obligations                                                                50              48
Stock-Based Compensation Liability                                                        7               6
Other                                                                                    52              50
                                                                              ------------------------------
Total                                                                                   396             516
                                                                              ==============================

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

(a) CARRYING VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values, fair values, and unrecognized gains or losses on our outstanding derivatives and other financial liabilities are:

                                                        SEPTEMBER 30, 2007                    DECEMBER 31, 2006
-----------------------------------------------------------------------------------------------------------------------------
                                                Carrying       Fair    Unrecognized     Carrying       Fair     Unrecognized
                                                   Value      Value     Gain/(Loss)        Value      Value      Gain/(Loss)
                                              --------------------------------------  ---------------------------------------
Derivatives
    Commodity Price Risk
      Non-Trading Activities
        Crude Oil Put Options                         12         12               -           19         19                -
        Fixed-Price Natural Gas Contracts            (68)       (68)              -          (96)       (96)               -
        Natural Gas Swaps                            (17)       (17)              -           (8)        (8)               -

      Trading Activities
        Crude Oil and Natural Gas                    138        138               -          372        372                -
        Future Sale of Gas Inventory                   -          -               -            -         25               25

    Foreign Currency Exchange Rate Risk
      Non-Trading Activities                           1          1               -            -          -                -
      Trading Activities                               -          -               -          (12)       (12)               -
                                              --------------------------------------  ---------------------------------------
Total Derivatives                                     66         66               -          275        300               25
                                              ======================================  =======================================

Other Financial Liabilities
      Long-Term Debt                              (4,565)    (4,605)           (40)       (4,673)    (4,728)             (55)
                                              ======================================  =======================================

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

During the second quarter of 2007, we purchased put options on 36 million barrels or about 100,000 bbls/d of our 2008 crude oil production. These options establish a Dated Brent floor price of US$50/bbl on these volumes and are settled annually. The put options were purchased for $24 million and are carried at fair value. Any change in fair value is included in marketing and other income on the Unaudited Consolidated Statement of Income.

                                        Notional                  Average               Fair
                                         Volumes       Term         Price              Value
---------------------------------------------------------------------------------------------
                                        (bbls/d)                (US$/bbl)     (Cdn$ millions)
WTI Crude Oil Put Options                105,000       2007            50                 -
Dated Brent Crude Oil Put Options        100,000       2008            50                 12
                                                                              ---------------
                                                                                          12
                                                                              ===============

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

                                         Notional                           Average            Fair
                                          Volumes             Term            Price           Value
----------------------------------------------------------------------------------------------------
                                           (Gj/d)                            ($/Gj)  (Cdn$ millions)
Fixed-Price Natural Gas Contracts          15,514      2007 - 2008             2.46             (20)
                                           15,514      2008 - 2010      2.56 - 2.77             (48)
                                                                                     ---------------
                                                                                                (68)
                                                                                     ===============

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

                                       Notional                       Average                 Fair
                                        Volumes             Term        Price                Value
---------------------------------------------------------------------------------------------------
                                         (Gj/d)                        ($/Gj)       (Cdn$ millions)
Natural Gas Swaps                        15,514      2007 - 2008         7.60                   (8)
                                         15,514      2008 - 2010         7.60                   (9)
                                                                                    ---------------
                                                                                               (17)
                                                                                    ===============

TRADING ACTIVITIES

CRUDE OIL AND NATURAL GAS
We enter into physical purchase and sales contracts as well as financial commodity contracts to enhance our price realizations and lock in our margins. The physical and financial commodity contracts (derivative contracts) are stated at fair value. The $138 million fair value of the derivative contracts at September 30, 2007 is included in the Unaudited Consolidated Balance Sheet and any change is included in marketing and other in the Unaudited Consolidated Statement of Income.

FUTURE SALE OF GAS INVENTORY
In an attempt to mitigate the exposure to fluctuations in cash flow from changes in the price of natural gas we have certain NYMEX futures contracts and swaps in place, which effectively lock in our margins on the future sale of our natural gas inventory in storage. From time to time we have designated, in writing, some of these derivative contracts as cash flow hedges of the future sale of our storage inventory.

With the adoption of Section 3865 HEDGES as described in Note 1, the effective portion of gains and losses relating to cash flow hedges are now included in other comprehensive income until the gains or losses are realized in net income. Prior to the adoption of Section 3865, gains and losses related to derivatives classified as cash flow hedges were unrecognized.

At December 31, 2006, we held NYMEX natural gas futures contracts and swaps that were designated as cash flow hedges on the future sale of natural gas inventory. On adoption of Section 3865, the fair value of $25 million related to these cash flow hedges was recognized in accounts receivable on January 1, 2007. The fair value gain of $16 million, net of income taxes, was included with the opening balance of accumulated other comprehensive income (AOCI). During the first quarter of 2007, the inventory was sold and as a result, gains on these cash flow hedges were recognized in marketing and other in the Unaudited Consolidated Statement of Income.

In late 2006, we de-designated certain futures contracts that had been designated as cash flow hedges of future sales of our natural gas in storage. These contracts were de-designated since it became uncertain that the future sales of natural gas would occur within the designated time frame. As it was reasonably possible that the future sales could have taken place as designated at the inception of the hedging relationship, gains of $65 million on the futures contracts were deferred in accounts payable at December 31, 2006. The adoption of Section 3865 required that the deferred gains ($45 million, net of income taxes) be reclassified to AOCI on January 1, 2007. The gains were recognized in marketing and other in the Unaudited Consolidated Statement of Income during the first quarter of 2007.

At September 30, 2007, there were no cash flow hedges in place.

(c) FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

NON-TRADING ACTIVITIES

US DOLLAR CALL OPTIONS - CANEXUS

The operations of Canexus are exposed to changes in the US-dollar exchange rate as a portion of their sales are denominated in US dollars and they periodically purchase financial contracts to reduce this exposure. During the quarter, Canexus purchased US-dollar call options, which allows them to sell US$5 million monthly and purchase Canadian dollars at an exchange rate of US$0.95 for the period September 2007 to February 2008. The fair value of these contracts at September 30, 2007 was $1 million. Changes in fair value are included in marketing and other in the Unaudited Consolidated Statement of Income.

TRADING ACTIVITIES

Our sales and purchases of crude oil and natural gas are generally transacted in or referenced to the US dollar, as are most of the financial commodity contracts used by our marketing group. However, we pay for many of our purchases in Canadian dollars. We enter into US-dollar forward contracts and swaps to manage this exposure. Gains and losses on our US-dollar forward contracts and swaps are included in the Unaudited Consolidated Balance Sheet, and any change in fair value is included in marketing and other in the Unaudited Consolidated Statement of Income. At September 30, 2007, the fair value of our US-dollar forward contracts and swaps was immaterial.

(d) TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Amounts related to derivative instruments held by our marketing operation are equal to fair value as we use mark-to-market accounting. The amounts are as follows:

                                                                         September 30    December 31
                                                                                 2007           2006
------------------------------------------------------------------------------------------------------
Accounts Receivable                                                               329            731
Deferred Charges and Other Assets (1)                                             172            153
                                                                        ------------------------------
    Total Derivative Contract Assets                                              501            884
                                                                        ==============================

Accounts Payable and Accrued Liabilities                                          268            325
Deferred Credits and Other Liabilities (1)                                         95            199
                                                                        ------------------------------
    Total Derivative Contract Liabilities                                         363            524
                                                                        ==============================

    Total Derivative Contract Net Assets (2)                                      138            360
                                                                        ==============================

(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) Comprised of $138 million (2006 - $372 million) related to commodity contracts and gains of $nil (2006 - losses of $12 million) related to US-dollar forward contracts and swaps.

Our exchange-traded derivative contracts are subject to margin deposit requirements. In addition, we may be required to post margin with counterparties in order to satisfy their credit requirements. We have margin deposits of $176 million (December 31, 2006 - $197 million), which have been included in restricted cash and margin deposits on our Unaudited Consolidated Balance Sheet at September 30, 2007.

10.  SHAREHOLDERS' EQUITY

DIVIDENDS
Dividends per common share for the three months ended September 30, 2007 were $0.025 (2006 - $0.025). Dividends per common share for the nine months ended September 30, 2007 were $0.075 (2006 - $0.075). Dividends paid to holders of common shares have been designated as "eligible dividends" for Canadian tax purposes.


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

                                                                      Three Months            Nine Months
                                                                   Ended September 30      Ended September 30
(millions of shares)                                                 2007        2006          2007      2006
--------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                527.4       524.6         526.8     524.0
Shares issuable pursuant to tandem options                           25.7        27.2          27.0      28.2
Shares to be purchased from proceeds of tandem options              (15.3)      (14.2)        (15.2)    (14.4)
                                                                  --------------------------------------------
Weighted-average number of diluted common shares outstanding        537.8       537.6         538.6     537.8
                                                                  ============================================

In calculating the weighted-average number of diluted common shares outstanding for the three and nine months ended September 30, 2007, we excluded 80,000 and 45,445 options respectively, because their exercise price was greater than the average common share market price in those periods. In calculating the weighted-average number of diluted common shares outstanding for the three and nine months ended September 30, 2006, all options were included because their exercise price was less than the average common share market price in those periods. During the periods presented, outstanding tandem options were the only potential dilutive instruments.


12.  CASH FLOWS

(a) CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                   Three Months            Nine Months
                                                                Ended September 30      Ended September 30
                                                                  2007        2006         2007       2006
-----------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment               349         244        1,043        770
Stock-Based Compensation                                          (106)        (68)        (132)        44
Future Income Taxes                                                142          16          303        299
Change in Fair Value of Crude Oil Put Options                       11           5           31          6
Net Income Attributable to Non-Controlling Interests                 7           3           15         12
Other                                                                1          (1)          26         33
                                                               --------------------------------------------
Total                                                              404         199        1,286      1,164
                                                               ============================================
(b) CHANGES IN NON-CASH WORKING CAPITAL

                                                                   Three Months            Nine Months
                                                                Ended September 30      Ended September 30
                                                                  2007        2006         2007       2006
-----------------------------------------------------------------------------------------------------------
   Accounts Receivable                                             122        (280)          55        557
   Inventories and Supplies                                        200          11           21       (247)
   Other Current Assets                                            (29)        (50)         (18)       (29)
   Accounts Payable and Accrued Liabilities                        (76)        603          (80)      (240)
   Accrued Interest Payable                                          3         (16)          14        (18)
                                                               --------------------------------------------
Total                                                              220         268           (8)        23
                                                               ============================================

Relating to:
   Operating Activities                                            253         212          (19)       (92)
   Investing Activities                                            (33)         56           11        115
                                                               --------------------------------------------
Total                                                              220         268           (8)        23
                                                               ============================================
(c) OTHER CASH FLOW INFORMATION

                                                                   Three Months             Nine Months
                                                                Ended September 30      Ended September 30
                                                                  2007        2006          2007      2006
-----------------------------------------------------------------------------------------------------------
Interest Paid                                                       77          87           233       217
Income Taxes Paid                                                  127         109           284       317
                                                               --------------------------------------------

13.  MARKETING AND OTHER
                                                                   Three Months             Nine Months
                                                                Ended September 30      Ended September 30
                                                                  2007        2006          2007      2006
-----------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                             219         229           750       959
Change in Fair Value of Crude Oil Put Options                      (11)         (5)          (31)       (6)
Interest                                                            10           8            29        27
Foreign Exchange Losses                                            (11)         (1)          (54)      (49)
Other (1)                                                           19          56            79       158
                                                               --------------------------------------------
Total                                                              226         287           773     1,089
                                                               ============================================

(1) Other income for the three and nine months ended September 30, 2006 includes $50 million of business interruption insurance proceeds relating to production losses caused by Gulf of Mexico Hurricanes in 2005. Other income for the nine months ended September 30, 2006 includes $74 million of business interruption insurance proceeds relating to generator failures in 2005 at our UK oil and gas operations.


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


THREE MONTHS ENDED SEPTEMBER 30, 2007
                                                                                                           Corporate
                                                                               Energy                            and
                                             Oil and Gas                    Marketing  Syncrude  Chemicals     Other       Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Other
                                                United    United Countries
                              Yemen   Canada    States   Kingdom       (1)
                             ----------------------------------------------
Net Sales                       280      101       137       608        42         13       160        105         -       1,446
Marketing and Other               2        -         1         7         -        219         -          9       (12)(2)     226
                             ----------------------------------------------------------------------------------------------------
Total Revenues                  282      101       138       615        42        232       160        114       (12)      1,672
Less: Expenses
 Operating                       43       49        21        50         2          7        53         58         -         283
 Depreciation, Depletion,
   Amortization and
    Impairment                   54       41        66       151         2          3        14         11         7         349
 Transportation and Other         2        5         -         -         -        211         4         10         6         238
 General and Administrative(3)   (7)     (10)        5        (2)       (3)        15         1          7         1           7
 Exploration                      -        4        33        12        18(4)       -         -          -         -          67
 Interest                         -        -         -         -         -          -         -          3        37          40
                             ----------------------------------------------------------------------------------------------------
Income (Loss)
 before Income Taxes            190       12        13       404        23         (4)       88         25       (63)        688
Less: Provision for
(Recovery
 of) Income Taxes                63(5)     4         4       206        (3)        (1)       26          8       (29)        278
Less: Non-Controlling
 Interests                        -       -          -         -         -          -         -          7         -           7
                             ----------------------------------------------------------------------------------------------------
Net Income (Loss)               127        8         9       198        26         (3)       62         10       (34)        403
                             ====================================================================================================

Identifiable Assets             378    4,961(6)  1,786     4,616       272      2,983(7)  1,190        470       215      16,871
                             ====================================================================================================

Capital Expenditures
 Development and Other           32      304        98       136        20          1        12         13        11         627
 Exploration                      1       42        90        31         6          -         -          -         -         170
 Proved Property Acquisitions     -        -       104(8)      -         -          -         -          -         -         104
                             ----------------------------------------------------------------------------------------------------
                                 33      346       292       167        26          1        12         13        11         901
                             ====================================================================================================

Property, Plant and Equipment
 Cost                         2,148    6,265     2,921      4,576       243        230    1,324        809       314      18,830
 Less: Accumulated DD&A       1,930    1,560     1,349        746        75         54      209        452       164       6,539
                             ----------------------------------------------------------------------------------------------------
Net Book Value                  218    4,705(6)  1,572      3,830       168        176    1,115        357       150      12,291
                             ====================================================================================================

(1) Includes results of operations from producing activities in Colombia.
(2) Includes interest income of $10 million, foreign exchange losses of $11 million and decrease in the fair value of crude oil put options of $11 million.
(3) Includes recovery of stock-based compensation of $77 million.
(4) Includes exploration activities primarily in Nigeria, Norway and Colombia.
(5) Includes Yemen cash taxes of $65 million.
(6) Includes costs of $2,533 million related to our Long Lake project, which are not being depreciated, depleted or amortized.
(7) Approximately   77%  of  Marketing's   identifiable   assets  are  accounts
    receivable and inventories.
(8) Includes acquisition of producing properties in the Gulf of Mexico.

NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                                                                           Corporate
                                                                               Energy                            and
                                             Oil and Gas                    Marketing   Syncrude  Chemicals     Other       Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                    Other
                                               United    United Countries
                              Yemen   Canada   States   Kingdom       (1)
                             ----------------------------------------------
Net Sales                       811      329      453     1,544       106          36        394        312         -       3,985
Marketing and Other               8        4        1        35         -         750          -         31       (56)(2)     773
                             -----------------------------------------------------------------------------------------------------
Total Revenues                  819      333      454     1,579       106         786        394        343       (56)      4,758
Less: Expenses
 Operating                      127      130       75       156         6          26        151        191         -         862
 Depreciation, Depletion,
   Amortization and
    Impairment                  176      123      212       423         8          10         39         33        19       1,043
 Transportation and Other         6       18        -         -         -         620         13         29         8         694
 General and Administrative(3)  (10)      30       19         -        22          68          1         24        93         247
 Exploration                      5       18       95        50        53(4)        -          -          -         -         221
 Interest                         -        -        -         -         -           -          -          9       125         134
                             -----------------------------------------------------------------------------------------------------
Income (Loss)
 before Income Taxes            515       14       53       950        17          62        190         57      (301)      1,557
Less: Provision for
(Recovery
 of) Income Taxes               176(5)     4       18       490         4          25         56         17      (140)        650
Less: Non-Controlling
 Interests                        -        -        -         -         -           -          -         15         -          15
                             -----------------------------------------------------------------------------------------------------
Net Income (Loss)               339       10       35       460        13          37        134         25      (161)        892
                             =====================================================================================================

Identifiable Assets             378    4,961(6) 1,786     4,616       272       2,983(7)   1,190        470       215      16,871
                             =====================================================================================================

Capital Expenditures
 Development and Other           95      976      365       434        35           2         27         39        31       2,004
 Exploration                     11       87      153        94        32           -          -          -         -         377
 Proved Property Acquisitions     -        -      104(8)     46(9)      -           -          -          -         -         150
                             -----------------------------------------------------------------------------------------------------
                                106    1,063      622       574        67           2         27         39        31       2,531
                             =====================================================================================================

Property, Plant and Equipment
 Cost                         2,148    6,265    2,921     4,576       243         230      1,324        809       314      18,830
 Less: Accumulated DD&A       1,930    1,560    1,349       746        75          54        209        452       164       6,539
                             -----------------------------------------------------------------------------------------------------
Net Book Value                  218    4,705(6) 1,572     3,830       168         176      1,115        357       150      12,291
                             =====================================================================================================

(1) Includes results of operations from producing activities in Colombia.
(2) Includes interest income of $29 million, foreign exchange losses of $54 million and decrease in the fair value of crude oil put options of $31 million.
(3) Includes recovery of stock-based compensation of $16 million.
(4) Includes exploration activities primarily in Nigeria, Norway and Colombia.
(5) Includes Yemen cash taxes of $174 million.
(6) Includes costs of $2,533 million related to our Long Lake project, which are not being depreciated, depleted or amortized.
(7) Approximately   77%  of  Marketing's   identifiable   assets  are  accounts
    receivable and inventories.
(8) Includes acquisition of producing properties in the Gulf of Mexico.
(9) Includes acquisition of additional interests in the Scott and Telford fields.

THREE MONTHS ENDED SEPTEMBER 30, 2006

                                                                                                           Corporate
                                                                               Energy                            and
                                             Oil and Gas                    Marketing  Syncrude  Chemicals     Other        Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Other
                                              United     United  Countries
                              Yemen   Canada  States    Kingdom        (1)
                             ----------------------------------------------
Net Sales                       337      118     154        104         41         12       130        101         -          997
Marketing and Other               2        1      51(2)       2          -        229         -          -         2(3)       287
                             -----------------------------------------------------------------------------------------------------
Total Revenues                  339      119     205        106         41        241       130        101         2        1,284
Less: Expenses
 Operating                       36       35      27         21          2          6        42         60         -          229
 Depreciation, Depletion,
   Amortization and
    Impairment                   80       40      51         43          3          2         8         10         7          244
 Transportation and Other         1       11       -          -          -        173         3         11       134(5)       333
 General and Administrative(4)   (3)       5      (1)         -          5         18         -          7        20           51
 Exploration                      1        4      63          5          9(6)       -         -          -         -           82
 Interest                         -        -       -          -          -          -         -          3        12           15
                             -----------------------------------------------------------------------------------------------------
Income (Loss)
 before Income Taxes            224       24      65         37         22         42        77         10      (171)         330
Less: Provision for
(Recovery
 of) Income Taxes                78(7)     8      22          9          8         12        25          3       (37)         128
Less: Non-Controlling
 Interests                        -        -       -          -          -          -         -          3         -            3
                             -----------------------------------------------------------------------------------------------------
Net Income (Loss)               146       16      43         28         14         30        52          4      (134)         199
                             =====================================================================================================

Identifiable Assets             539    3,601   1,539      5,029        185      3,030(8)  1,199        461       312       15,895
                             =====================================================================================================

Capital Expenditures
 Development and Other           35      362     131        131          7          9        17          4        13          709
 Exploration                     13       89      43         10          6          -         -          -         -          161
 Proved Property Acquisitions     -        9       -          -          -          -         -          -         -            9
                             -----------------------------------------------------------------------------------------------------
                                 48      460     174        141         13          9        17          4        13          879
                             =====================================================================================================

Property, Plant and Equipment
 Cost                         2,282    4,825   2,646      4,292        210        219     1,306        836       276       16,892
 Less: Accumulated DD&A       2,003    1,403   1,243        358         73         44       179        483       144        5,930
                             -----------------------------------------------------------------------------------------------------
Net Book Value                  279    3,422   1,403      3,934        137        175     1,127        353       132       10,962
                             =====================================================================================================

(1) Includes results of operations from producing activities in Colombia.
(2) Includes $50 million of business interruption insurance proceeds related to production losses caused by Gulf of Mexico hurricanes in 2005.
(3) Includes interest income of $8 million, foreign exchange losses of $1 million and decrease in the fair value of crude oil put options of $5 million.
(4) Includes stock-based compensation expense recovery of $23 million.
(5) Includes $134 million accrual with respect to the Block 51 arbitration.
(6) Includes exploration activities primarily in Nigeria and Colombia.
(7) Includes Yemen cash taxes of $76 million.
(8) Approximately   85%  of  Marketing's   identifiable   assets  are  accounts
    receivable and inventories.

NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                                                                            Corporate
                                                                               Energy                             and
                                             Oil and Gas                    Marketing   Syncrude  Chemicals     Other       Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Other
                                               United    United  Countries
                              Yemen   Canada   States   Kingdom        (1)
                             ---------------------------------------------
Net Sales                     1,029      351      496       372        108         26        328        306         -       3,016
Marketing and Other               6        7       51(2)     81(3)       1        959          -         12       (28)(4)   1,089
                             -----------------------------------------------------------------------------------------------------
Total Revenues                1,035      358      547       453        109        985        328        318       (28)      4,105
Less: Expenses
 Operating                      110      103       79        63          5         18        139        185         -         702
 Depreciation, Depletion,
   Amortization and
    Impairment                  248      115      155       168          8          6         19         30        21         770
 Transportation and Other         4       22        -         -          -        591         14         31       134(5)      796
 General and Administrative(6)   11       56       44         6         30         93          -         20       119         379
 Exploration                      1       18      140        33         39(7)       -          -          -         -         231
 Interest                         -        -        -         -          -          -          -          8        27          35
                             -----------------------------------------------------------------------------------------------------
Income (Loss)
 before Income Taxes            661       44      129       183         27        277        156         44      (329)      1,192
Less: Provision for
(Recovery
 of) Income Taxes               231(8)   (18)      44       333(9)      10        113         51         14      (122)        656
Less: Non-Controlling
 Interests                        -        -        -         -          -          -          -         12         -          12
                             -----------------------------------------------------------------------------------------------------
Net Income (Loss)               430       62       85      (150)        17        164        105         18      (207)        524
                             =====================================================================================================

Identifiable Assets             539    3,601    1,539     5,029        185      3,030(10)  1,199        461       312      15,895
                             =====================================================================================================

Capital Expenditures
 Development and Other          110      996      275       410         20         44         74         14        30       1,973
 Exploration                     28      206      155        35         21          -          -          -         -         445
 Proved Property Acquisitions     -       11        -         1          -          -          -          -         -          12
                             -----------------------------------------------------------------------------------------------------
                                138    1,213      430       446         41         44         74         14        30       2,430
                             =====================================================================================================

Property, Plant and Equipment
 Cost                         2,282    4,825    2,646     4,292        210        219      1,306        836       276      16,892
 Less: Accumulated DD&A       2,003    1,403    1,243       358         73         44        179        483       144       5,930
                             -----------------------------------------------------------------------------------------------------
Net Book Value                  279    3,422    1,403     3,934        137        175      1,127        353       132      10,962
                             =====================================================================================================

(1) Includes results of operations from producing activities in Colombia.
(2) Includes $50 million of business interruption insurance proceeds related to production losses caused by Gulf of Mexico hurricanes in 2005.
(3) Includes proceeds of $74 million from business interruption insurance claims for generator failures in 2005 at our UK oil and gas operations.
(4) Includes interest income of $27 million, foreign exchange losses of $49 million and decrease in the fair value of crude oil put options of $6 million.
(5) Includes $134 million accrual with respect to the Block 51 arbitration.
(6) Includes stock-based compensation expense of $133 million.
(7) Includes exploration activities primarily in Nigeria and Colombia.
(8) Includes Yemen cash taxes of $224 million.
(9) Includes future income tax expense of $277 million related to an increase in the supplemental tax rate on oil and gas activities in the United Kingdom.
(10)Approximately  85%  of  Marketing's   identifiable   assets  are  accounts
    receivable and inventories.

16. DIFFERENCES   BETWEEN  CANADIAN  AND  US  GENERALLY   ACCEPTED   ACCOUNTING
    PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a) UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                       Three Months                Nine Months
                                                                    Ended September 30         Ended September 30
(Cdn$ millions, except per share amounts)                            2007         2006         2007          2006
------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                       1,446          997        3,985         3,016
    Marketing and Other (i)                                           226          298          771         1,111
                                                               ---------------------------------------------------
                                                                    1,672        1,295        4,756         4,127
                                                               ---------------------------------------------------
EXPENSES
    Operating (ii)                                                    292          231          884           708
    Depreciation, Depletion, Amortization and Impairment              349          244        1,043           770
    Transportation and Other                                          238          333          694           796
    General and Administrative (iv)                                    18           69          268           412
    Exploration                                                        67           82          221           231
    Interest                                                           40           15          134            35
                                                               ---------------------------------------------------
                                                                    1,004          974        3,244         2,952
                                                               ---------------------------------------------------

INCOME BEFORE INCOME TAXES                                            668          321        1,512         1,175
                                                               ---------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                           136          112          347           357
    Deferred (i) - (iv)                                               137          290          290           294
                                                               ---------------------------------------------------
                                                                      273          402          637           651
                                                               ---------------------------------------------------

NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS                    395          (81)         875           524
    Less: Net Income Attributable to Non-Controlling Interests         (7)          (3)         (15)          (12)
                                                               ---------------------------------------------------

NET INCOME (LOSS) - US GAAP (1)                                       388          (84)         860           512
                                                               ===================================================

EARNINGS (LOSS) PER COMMON SHARE ($/share)
    Basic (Note 11)                                                  0.74        (0.16)        1.63          0.98
                                                               ===================================================

    Diluted (Note 11)                                                0.72        (0.16)        1.60          0.95
                                                               ===================================================


(1) Reconciliation of Canadian and US GAAP Net Income
                                                                       Three Months               Nine Months
                                                                    Ended September 30         Ended September 30
                                                                     2007         2006         2007          2006
    --------------------------------------------------------------------------------------------------------------
      Net Income - Canadian GAAP                                      403          199          892           524
      Impact of US Principles, Net of Income Taxes:
        Ineffective Portion of Cash Flow Hedges (i)                     -            7           (2)           14
        Pre-operating Costs (ii)                                       (7)          (1)         (15)           (4)
        Deferred Income Taxes (iii)                                     -         (277)           -             -
        Liability-based Stock Compensation Plans (iv)                  (8)         (12)         (15)          (22)
                                                               ---------------------------------------------------
      Net Income (Loss) - US GAAP                                     388          (84)         860           512
                                                               ===================================================

(b) UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                  September 30    December 31
(Cdn$ millions, except share amounts)                                                     2007           2006
--------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                            172            101
      Restricted Cash and Margin Deposits                                                  176            197
      Accounts Receivable                                                                2,683          2,976
      Inventories and Supplies                                                             628            786
      Deferred Income Tax Asset                                                             73            479
      Other                                                                                 77             67
                                                                                 -----------------------------
        Total Current Assets                                                             3,809          4,606
                                                                                 -----------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $6,932 (December 31, 2006 - $6,792) (ii); (vi)                   12,222         11,692
    DEFERRED INCOME TAX ASSETS                                                             167            141
    DEFERRED CHARGES AND OTHER ASSETS                                                      276            263
    GOODWILL                                                                               328            377
                                                                                 -----------------------------
TOTAL ASSETS                                                                            16,802         17,079
                                                                                 =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Short-Term Borrowings                                                                  -            158
      Accounts Payable and Accrued Liabilities (iv)                                      3,454          3,839
      Accrued Interest Payable                                                              67             55
      Dividends Payable                                                                     13             13
                                                                                 -----------------------------
        Total Current Liabilities                                                        3,534          4,065
                                                                                 -----------------------------

    LONG-TERM DEBT                                                                       4,565          4,618
    DEFERRED INCOME TAX LIABILITIES (i) - (vi)                                           2,178          2,427
    ASSET RETIREMENT OBLIGATIONS                                                           701            683
    DEFERRED CREDITS AND LIABILITIES (v)                                                   477            597
    NON-CONTROLLING INTERESTS                                                               75             75
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2007 - 527,429,968 shares
                      2006 - 525,026,412 shares                                            891            821
      Contributed Surplus                                                                    3              4
      Retained Earnings (i) - (vi)                                                       4,738          3,945
      Accumulated Other Comprehensive Income (i); (v)                                     (360)          (156)
                                                                                 -----------------------------
          Total Shareholders' Equity                                                     5,272          4,614
                                                                                 -----------------------------
     COMMITMENTS, CONTINGENCIES AND GUARANTEES

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              16,802         17,079
                                                                                 =============================

(c) UNAUDITED  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP
    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                  Three Months                   Nine Months
                                                               Ended September 30             Ended September 30
(Cdn$ millions)                                              2007            2006           2007            2006
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss) - US GAAP                                   388             (84)           860             512
Other Comprehensive Income, Net of Income Taxes:
    Foreign Currency Translation Adjustment                   (51)             (6)          (143)            (71)
    Change in Mark to Market on Cash Flow Hedges (i)            -              46            (61)             66
                                                          -------------------------------------------------------
Comprehensive Income (Loss)                                   337             (44)           656             507
                                                          =======================================================

(d) UNAUDITED  CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME - US GAAP

                                                                 September 30   December 31
(Cdn$ millions)                                                          2007          2006
--------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                                  (304)         (161)
Mark to Market on Cash Flow Hedges (i)                                      -            61
Unamortized Defined Benefit Pension Costs (v)                             (56)          (56)
                                                                ----------------------------
                                                                         (360)         (156)
                                                                ============================

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

      Our US GAAP net income for the nine months ended September 30, 2006 includes $22 million of gains ($14 million, net of income taxes) relating to the ineffective portion of cash flow hedges.

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

      At September 30, 2007, there were no cash flow hedges in place.

      FAIR VALUE HEDGES
      Both the derivative instrument and the underlying commitment are recognized on the balance sheet at their fair value. The change in fair value of both is reflected in earnings. At September 30, 2007 and at December 31, 2006, we had no fair value hedges in place.

ii. Under Canadian GAAP, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

      o operating expenses include pre-operating costs of $9 million and $22 million for the three and nine months ended September 30, 2007, respectively ($7 million and $15 million, respectively, net of income taxes) (2006 - $2 million and $6 million, respectively ($1 million and $4 million, respectively, net of income taxes)); and

      o property, plant and equipment is lower under US GAAP by $50 million (December 31, 2006 - $28 million).

iii. Under US GAAP, enacted tax rates are used to calculate deferred income taxes, whereas under Canadian GAAP, substantively enacted rates are used. During the first quarter of 2006, the UK government substantively enacted increases to the supplementary tax on oil and gas activities from 10% to 20%, effective January 1, 2006. This created a $277 million future income tax expense during the first quarter of 2006 under Canadian GAAP. During the third quarter of 2006, the UK government enacted the revised tax rates and we recognized the $277 million deferred income tax expense in our US GAAP net income for the three months ended September 30, 2006.

iv. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. We are also required to accelerate the recognition of stock-based compensation expense for all stock-based awards made to our retirement-eligible employees under Canadian GAAP. However, under US GAAP, the accelerated recognition for such employees is only required for stock-based awards granted on or after January 1, 2006. As a result:

      o general and administrative expense is higher by $11 million and $21 million for the three and nine months ended September 30, 2007, respectively ($8 million and $15 million, respectively, net of income taxes) (2006 - higher by $18 million and $33 million, respectively ($12 million and $22 million, respectively, net of income taxes)); and

      o accounts payable and accrued liabilities are higher by $46 million as at September 30, 2007 (December 31, 2006 - $25 million).

v. On December 31, 2006, we adopted FASB Statement 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS (FAS 158). At September 30, 2007, the unfunded amount of our defined benefit pension plans was $81 million. This amount has been included in deferred credits and other liabilities and $56 million, net of income taxes has been included in AOCI. Prior to the adoption of FAS 158 on December 31, 2006, we included our minimum unfunded pension liability in deferred credits and other liabilities and in AOCI.

vi. On January 1, 2003, we adopted FASB Statement 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which results in our property, plant and equipment under US GAAP being lower by $19 million.

STOCK-BASED COMPENSATION EXPENSE FOR RETIRED AND RETIREMENT-ELIGIBLE EMPLOYEES Under US GAAP, we recognize stock-based compensation expense for our retired and retirement-eligible employees over an accelerated vesting period in accordance with the provisions of Statement 123(R) for stock-based awards granted to employees on or after January 1, 2006. For stock-based awards granted prior to the adoption of Statement 123(R), stock-based compensation expense for our retired and retirement-eligible employees is recognized over a graded vesting period. If we applied the accelerated vesting provisions of
Statement 123(R) to stock-based awards granted to our retired and retirement-eligible employees prior to the adoption of Statement 123(R), there would be no material change to our stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006.


CHANGES IN ACCOUNTING POLICIES - US GAAP
INCOME TAXES
On  January  1,  2007,  we  adopted  FASB   Interpretation  48  ACCOUNTING  FOR
UNCERTAINTY IN INCOME TAXES (FIN 48) with respect to FAS 109 ACCOUNTING FOR INCOME TAXES regarding accounting and disclosure for uncertain tax positions. On the adoption of FIN 48, we recorded a cumulative effect of a change in accounting principle of $28 million. This amount increased our deferred income tax liabilities, with a corresponding decrease to our retained earnings as at January 1, 2007 in our US GAAP - Unaudited Consolidated Balance Sheet. As at September 30, 2007, the total amount of our unrecognized tax benefits was approximately $210 million, all of which, if recognized, would affect our effective tax rate. As at September 30, 2007, the total amount of interest and penalties in relation to uncertain tax positions recognized in deferred income tax liabilities in the US GAAP - Unaudited Consolidated Balance Sheet is approximately $10 million. We had no interest or penalties in the US GAAP - Unaudited Consolidated Statement of Income for the first nine months of 2007. Our income tax filings are subject to audit by taxation authorities and as at September 30, 2007 the following tax years remained subject to examination; (i) Canada - 1985 to date, (ii) United Kingdom - 2002 to date and (iii) United States - 2004 to date. We do not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next twelve months.


NEW US ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement 157, FAIR VALUE MEASUREMENTS. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

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

In February 2007, FASB issued Statement 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. The statement allows for the elective measurement of eligible financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings without having to apply complex and detailed hedge accounting rules. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 16 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS OCTOBER 23, 2007.

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

EXECUTIVE SUMMARY OF THIRD QUARTER RESULTS

                                                              Three Months               Nine Months
                                                            Ended September 30       Ended September 30
(Cdn$ millions, unless otherwise stated)                     2007         2006        2007         2006
--------------------------------------------------------------------------------------------------------
Net Income                                                    403          199         892          524
Earnings per Common Share ($/share)                          0.77         0.38        1.69         1.00
Cash Flow from Operating Activities                         1,097          676       2,127        1,784

Production, before Royalties (mboe/d)                         261          203         251          213
Production, after Royalties (mboe/d)                          214          148         204          155
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)       69.82        66.82       65.96        64.83

Capital Investment, including Acquisitions                    901          879       2,531        2,508
Net Debt (1)                                                4,393        4,161       4,393        4,161
                                                          ----------------------------------------------

(1) Net debt is defined as long-term debt and short-term borrowings less cash and cash equivalents.

Increased production and high commodity prices generated strong net income and cash flow from operating activities during the quarter. Our quarterly realized oil and gas prices increased 4% from the same period in 2006, while WTI was 7% higher than last year. The full impact of the increase in WTI was not realized as the Canadian dollar strengthened 7% relative to the US dollar. Our sales revenue is denominated in or referenced to US dollars and as a result, our reported revenues decline as the US-dollar weakens. On the other hand, our US-dollar capital spending, operating costs and net debt are lower when translated to Canadian dollars. During the third quarter, the strengthening Canadian dollar reduced our cash flow from operating activities and net income by $63 million and $26 million, for the quarter respectively, as compared to the third quarter of 2006.

Production after royalties increased 45% from last year primarily from new high-margin production that came on stream at Buzzard. At Buzzard, production has regularly exceeded facility design rates of 200,000 boe/d (85,000 boe/d net to Nexen). Production increases from Buzzard were partially offset by natural declines in Yemen as the fields mature and by declines in the Gulf of Mexico. Steam injection continued at Long Lake during the quarter and we remain on track to have sufficient bitumen production for the upgrader start up in mid 2008.

Our net debt decreased by $337 million since December 31, 2006, which largely reflects the impact of the weakening US dollar as our US-dollar denominated debt was approximately $800 million lower when translated to Canadian dollars. This was offset by capital investments in our major development projects, core assets and exploration activities that exceeded cash flow from operating activities.

CAPITAL INVESTMENT

Our capital investment strategy continues to focus on developing major projects, exploring our growth basins, maximizing the remaining value of our core assets and investing in new technology. In 2007, we are investing in:

     o Major Development projects such as Long Lake Phase 1, Buzzard ongoing development drilling and Ettrick in the North Sea and coalbed methane in Canada;

     o Early Stage Developments including Phase 2 of Long Lake, shale gas in Canada, the Usan project, offshore West Africa and Longhorn, offshore Gulf of Mexico;

     o New Growth Exploration targeting up to 11 high-impact exploration prospects, primarily in the Gulf of Mexico and the North Sea, and enhancing our prospect inventory in the Gulf of Mexico and shale gas in Canada; and

     o Core Asset Developments in our existing asset base including Wrigley and Aspen in the Gulf of Mexico.

Details of our capital programs are set out below.

THREE MONTHS ENDED SEPTEMBER 30, 2007
                                                 Major     Early Stage     New Growth      Core Asset
(Cdn$ millions)                            Development     Development    Exploration     Development      Total
-----------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                    222              16              2               -        240
   United Kingdom                                  128               -             31               8        167
   Yemen                                             -               -              1              32         33
   United States                                     4              20             90             178        292
   Canada                                           22               8             40              36        106
   Other Countries                                   -              11              6               9         26
Syncrude                                             -               -              -              12         12
                                          -----------------------------------------------------------------------
                                                   376              55            170             275        876
Chemicals, Marketing, Corporate and Other            -               -              -              25         25
                                          -----------------------------------------------------------------------
Total Capital                                      376              55            170             300        901
                                          =======================================================================
As a % of Total Capital                            42%              6%            19%             33%       100%
                                          -----------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                 Major     Early Stage     New Growth      Core Asset
(Cdn$ millions)                            Development     Development    Exploration     Development      Total
-----------------------------------------------------------------------------------------------------------------
Oil and Gas
   Synthetic (mainly Long Lake)                    735              87              5               -        827
   United Kingdom                                  382               -             94              98        574
   Yemen                                             -               -             11              95        106
   United States                                    27              20            153             422        622
   Canada                                           66              17             82              71        236
   Other Countries                                   -              19             32              16         67
Syncrude                                             -               -              -              27         27
                                          -----------------------------------------------------------------------
                                                 1,210             143            377             729      2,459
Chemicals, Marketing, Corporate and Other            -               -              -              72         72
                                          -----------------------------------------------------------------------
Total Capital                                    1,210             143            377             801      2,531
                                          =======================================================================
As a % of Total Capital                            48%              5%            15%             32%       100%
                                          -----------------------------------------------------------------------

MAJOR AND EARLY STAGE DEVELOPMENT PROJECTS

SYNTHETIC
At Long Lake, we continue to inject steam into the reservoir and are now starting to see bitumen in the fluid returns. We remain on track to have sufficient bitumen production for the upgrader start up in mid 2008. Depending on production ramp up and new facility uptime, bitumen production should reach capacity of approximately 72,000 bbls/d (36,000 bbls/d net to us) in 2009.

Construction and commissioning of the upgrader continues. We recently completed the construction of the hydrocracker, the OrCrude(TM) unit and all main plant utilities. We are on track to complete construction of the gasifier, the air separation unit and sulphur recovery unit in sufficient time for first production of synthetic crude oil in mid 2008. We anticipate the upgrader will reach its full production capacity of approximately 60,000 bbls/d (30,000 bbls/d net to us) of premium synthetic crude about 12 to 18 months after initial start up. Our cost estimate for Phase 1 ranges from $5.8 to $6.1 billion ($2.9 to $3.05 billion net to us).

Phase 1 of Long Lake will develop a small portion of our oils and leases using our patented process which significantly reduces the need to purchase natural gas, a key cost driver in competing technologies. This will result in a significant cost advantage for us. We plan to sequentially develop additional 60,000 bbls/d (30,000 bbls/d net to us) phases using the same technology and design as Long Lake.

UNITED KINGDOM
Our Ettrick field development in the North Sea continues to progress well and is approximately 80% complete. The project will consist of three subsea production wells and one water injector tied back to a leased floating production, storage and offloading vessel (FPSO). The FPSO is designed to handle 30,000 bbls/d of oil, 35 mmcf/d of gas and to re-inject 55,000 bbls/d of water. Production from the field is expected to commence mid 2008 with our share averaging approximately 9,000 boe/d for the year. We hold an 80% operated working interest here.

During the quarter, production commenced from our Duart field located approximately 100 miles northeast of Aberdeen. We have a 50% non-operated interest here and production is currently ramping up to expected peak rates of approximately 3,000 bbls/d, our share.

US - GULF OF MEXICO
Production commenced at Wrigley on Mississippi Canyon Block 506 early in the third quarter. Based on production tests, Wrigley is capable of producing at approximately 60 mmcf/d (30 mmcf/d net to us). However, limited heat exchanger capability on the third party processing facility has restricted our rates to approximately 40 mmcf/d (20 mmcf/d net to us). Once rectified, we expect to deliver at full capacity rates in 2008. We have a 50% non-operated interest here.

At Longhorn, located on Mississippi Canyon Blocks 546 and 502, we drilled an appraisal well during the quarter and encountered hydrocarbons. The original Longhorn discovery well was drilled in 2006. Development of the Longhorn discovery, which would include subsea tie-backs to an existing platform, is expected to be sanctioned later this year with first production in 2009. We have a 25% non-operated interest in Longhorn.

We have a 25% operated interest in Knotty Head on Green Canyon Block 512. We continue to pursue rig availability to allow us to spud an appraisal well by mid 2008 and we have also contracted a new-build drilling rig which is scheduled to arrive in mid 2009.

OFFSHORE WEST AFRICA
The Usan field development, located in Nigeria on offshore Block OPL-222, continues to progress toward project sanction. The project will have the ability to process an average of 180,000 bbls/d of oil during the initial production plateau period through a new FPSO, which contains two million barrels of storage capacity. We expect the Usan development to be formally sanctioned this year, at which time the major deep-water facilities contracts will be awarded. We have a 20% interest in exploration and development on this block.


NEW GROWTH EXPLORATION

During the quarter, we completed drilling our Vicksburg exploration well located on De Soto Canyon Block 353 in the Eastern Gulf. The well was drilled to a depth of approximately 25,400 feet and encountered hydrocarbons. The well was sidetracked and core was recovered. We are still completing our analysis of the data and core samples and early indications are encouraging. We expect to announce more information in the next quarter once our analysis is complete and future plans have been determined. We have a 25% non-operated working interest in the block.

To ensure we can continue to execute our deep-water growth strategy, we recently contracted a second new-build fifth generation dynamically positioned semi-submersible drilling rig which is scheduled for delivery in 2010. The rig contract is for two years with day rates totaling $340 million and provides for two optional one year extensions. This rig, together with the rig scheduled to arrive in mid 2009, is capable of drilling to depths of 35,000 feet in 8,500 feet of water.

We were recently named the high bidder on 30 offshore blocks in the Central Gulf of Mexico Outer Continental Shelf Lease Sale 205 for a total investment of US$113 million net to us. These awards are subject to the approval of the Minerals Management Service section of the US Department of the Interior.

Elsewhere in the North Sea, we completed an appraisal well at Selkirk. The well confirmed commercial quantities of hydrocarbons and is currently being sidetracked. We have a 38% operated working interest here. In addition, we continue to evaluate development options for our Golden Eagle discovery. Before year end, we plan to drill appraisal wells at Bugle and Kildare, and spud one exploration well.

CANADA - BRITISH COLUMBIA SHALE GAS
We have secured a material land position in northeast British Columbia on an emerging Devonian shale gas play, which has the potential to be a significant shale gas play in Canada. Last winter, we drilled and cored two vertical exploration wells which will be completed and tested this winter. With success at recent land sales, we currently have approximately 123,000 acres with a 100% working interest on the play, making us a significant player in the area.


CORE ASSET DEVELOPMENT

At Buzzard, daily production volumes continued to increase and contributed 76,000 boe/d to our third quarter volumes. Production has regularly exceeded facility design rates and we continue to look for debottlenecking opportunities to increase the processing capacity of the platform. We currently have sufficient well deliverability to take advantage of additional capacity that may be available.

In September, Buzzard was producing at rates as high as 220,000 boe/d (95,000 boe/d, net to us). However, as a result of a damaged pipe in the acid gas removal system, Buzzard production has averaged approximately 175,000 boe/d (76,000 boe/d net to us) so far this month. The damaged pipe has been repaired and rates are currently ramping back up to approximately 220,000 boe/d (95,000 boe/d, net to us).

As we continue to develop the field,  we are acquiring  additional  information regarding hydrogen sulphide in the reservoir. We are confident that we can maintain deliverability through existing equipment and processes until additional equipment is brought on stream in 2010. We have recently submitted an environmental impact assessment for an additional hydrogen sulphide treatment facility. The proposed facilities comprise a fourth platform with production sweetening capabilities. We plan to sanction this project early in 2008. Our preliminary analysis indicates additional capital of between approximately $350 million and $400 million net to us for the facilities.

At Aspen, we began producing from an additional development well in August. Current production from this well is averaging approximately 2,100 boe/d and we are reviewing the well completion to determine if mechanical issues in the wellbore are limiting production volumes. We have a 100% operated working interest at Aspen.

FINANCIAL RESULTS

CHANGE IN NET INCOME

                                                                                            2007 VS. 2006
                                                                                 Three Months           Nine Months
(Cdn$ millions)                                                                Ended September 30    Ended September 30
-------------------------------------------------------------------------------------------------------------------------
NET INCOME AT SEPTEMBER 30, 2006                                                              199                   524
                                                                              ===========================================
    Favourable (unfavourable) variances:

       Production Volumes, After Royalties
         Crude Oil                                                                            462                 1,055
         Natural Gas                                                                            5                   (31)
         Change in Crude Oil Inventory                                                        (41)                  (39)
                                                                              -------------------------------------------
           Total Volume Variance                                                              426                   985

       Realized Commodity Prices
         Crude Oil                                                                             30                   (17)
         Natural Gas                                                                          (12)                  (15)
                                                                              -------------------------------------------
           Total Price Variance                                                                18                   (32)

       Oil and Gas Operating Expense
         Conventional                                                                         (44)                 (134)
         Syncrude                                                                             (11)                  (12)
                                                                              -------------------------------------------
           Total Operating Expense Variance                                                   (55)                 (146)

       Depreciation, Depletion, Amortization and Impairment
         Oil & Gas and Syncrude                                                              (103)                 (268)
         Other                                                                                 (2)                   (5)
                                                                              -------------------------------------------
           Total Depreciation, Depletion, Amortization and Impairment Variance               (105)                 (273)

       Exploration Expense                                                                     15                    10

       Energy Marketing                                                                       (48)                 (236)

       Chemicals                                                                               16                    21

       General and Administrative Expense                                                      44                   132

       Interest Expense                                                                       (25)                  (99)

       Current Income Taxes                                                                   (24)                   10
       Future Income Taxes                                                                   (126)                   (4)

       Other
         Decrease in Fair Value of Crude Oil Put Options                                       (6)                  (25)
         Business Interruption Insurance Proceeds                                             (50)                 (124)
         Block 51 Arbitration                                                                 134                   134
         Other                                                                                (10)                   15
                                                                              -------------------------------------------

NET INCOME AT SEPTEMBER 30, 2007                                                              403                   892
                                                                              ===========================================

Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION (BEFORE ROYALTIES) (1)

                                                               Three Months             Nine Months
                                                            Ended September 30      Ended September 30
                                                              2007        2006         2007       2006
-------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                                     69.8        90.5         73.3       96.0
    Canada                                                    17.0        19.2         17.3       20.7
    United States                                             14.2        16.7         17.3       17.9
    United Kingdom                                            90.0        12.8         77.2       15.2
    Other Countries                                            6.5         6.7          6.2        6.4
Syncrude (2)                                                  25.2        20.5         21.9       17.6
                                                           --------------------------------------------
                                                             222.7       166.4        213.2      173.8
                                                           --------------------------------------------
Natural Gas (mmcf/d)
    Canada                                                     111         106          115        105
    United States                                               98         105           95        111
    United Kingdom                                              18          11           15         22
                                                           --------------------------------------------
                                                               227         222          225        238
                                                           --------------------------------------------

Total (mboe/d)                                                 261         203          251        213
                                                           ============================================

PRODUCTION (AFTER ROYALTIES)

                                                               Three Months             Nine Months
                                                            Ended September 30      Ended September 30
                                                              2007        2006         2007       2006
-------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
    Yemen                                                     39.0        49.5         41.8       51.8
    Canada                                                    12.9        14.6         13.5       16.2
    United States                                             12.5        14.6         15.3       15.7
    United Kingdom                                            90.0        12.8         77.2       15.2
    Other Countries                                            6.0         6.2          5.7        5.8
Syncrude (2)                                                  21.1        18.2         18.8       15.8
                                                           --------------------------------------------
                                                             181.5       115.9        172.3      120.5
                                                           --------------------------------------------

Natural Gas (mmcf/d)
    Canada                                                      94          90           96         89
    United States                                               83          89           81         94
    United Kingdom                                              18          11           15         22
                                                           --------------------------------------------
                                                               195         190          192        205
                                                           --------------------------------------------

Total (mboe/d)                                                 214         148          204        155
                                                           ============================================

(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2)  Considered a mining operation for US reporting purposes.

HIGHER PRODUCTION INCREASED NET INCOME FOR THE QUARTER BY $426 MILLION Production after royalties increased 3% from the prior quarter and 45% from the third quarter of 2006 reflecting the successful ramp up of our Buzzard development in the UK North Sea. Production before royalties increased 3% from the previous quarter and 29% from the third quarter of 2006.

The following table summarizes our production volume changes:

                                                              Period from      |        Period from
                                                             June 30, 2007     |     September 30, 2006
                                                         ----------------------|------------------------
                                                            Before       After |     Before       After
(mboe/d)                                                 Royalties   Royalties |  Royalties   Royalties
-------------------------------------------------------------------------------|------------------------
Production, prior quarter                                      253         208 |        203         148
    Production changes:                                                        |
      United Kingdom                                             5           5 |         78          78
      Yemen                                                     (3)         (3)|        (20)        (11)
      United States                                              -           - |         (4)         (3)
      Canada                                                     -           - |         (1)         (1)
      Syncrude                                                   6           4 |          5           3
                                                         ----------------------|------------------------
Production, third quarter 2007                                 261         214 |        261         214
                                                         ======================|========================

Production  volumes  discussed  in  this  section  represent   before-royalties
volumes, net to our working interest.

YEMEN
Production from the Masila field decreased 5% from the prior quarter and 19% from the third quarter of 2006. Production declines at Masila reflect the maturity of the field and the impact of a reduced 2007 development drilling program. We have drilled 12 development wells and eight sidetrack wells on the Masila block to date this year. We plan to drill five additional development wells and five sidetrack wells in the fourth quarter of 2007. Base declines at Masila are expected to continue as most of the development opportunities were drilled in prior years to maximize recovery of the remaining reserves on the block and to maximize economic returns.

Block 51 production decreased 5% from the prior quarter and 34% from the third quarter of 2006 as a result of natural declines. We have drilled 10 of 13 planned development wells to date this year and plan to further develop the BAK A field in the fourth quarter. We are also de-bottlenecking the production facilities to handle additional water, as well as optimizing wells and expanding power facilities, which are expected to be completed in the first quarter of 2008.

CANADA
Production in Canada was 3% lower than the previous quarter and 4% lower than the third quarter of 2006 primarily due to the extensive Balzac plant turnaround during the quarter. Our capital investment programs continue to partially offset natural declines at our heavy oil properties. Declines in our natural gas properties in the Medicine Hat region have been more than offset by our capital investments in infill drilling and well optimization activities. CBM production continues to increase as our wells in the Fort Assiniboine area de-water and we bring additional development wells and facilities on stream.

UNITED STATES
Production in the Gulf of Mexico was consistent with the prior quarter as equipment maintenance downtime and natural field declines were offset by improved performance. At Aspen, production for the quarter was approximately 2,100 boe/d lower than the second quarter due to downtime and performance issues. Processing facilities for our Aspen field were shut in for approximately 14 days due to weather and hurricanes in the Gulf. We completed a sidetrack well at Aspen to exploit a deeper sand during the quarter. Current production from this well is averaging approximately 2,100 boe/d and we are reviewing the well completion to determine if mechanical issues in the wellbore are limiting production volumes.

Our Wrigley development commenced production in early July but limited heat exchanger capability on the third-party processing facility has restricted production. Wrigley contributed 8 mmcf/d for the quarter and we expect production to be approximately 20 mmcf/d, net to us for the remainder of the year.

Gunnison production decreased 13% from the prior quarter and 40% from the previous year due to natural declines and mechanical problems in one high volume well. This was offset by successful sidetracks at Vermillion 340 where production rates have been better than anticipated. Production on the shelf was also higher than the third quarter last year as fields shut in by hurricanes in 2005 came back on stream in the fourth quarter of 2006.

Late in the quarter, we acquired three deep-water properties producing approximately 3,500 boe/d. We plan to drill a development well on one of these properties in the fourth quarter.

UNITED  KINGDOM
Buzzard production for the quarter averaged 177,000 boe/d (76,000 boe/d net to us), an increase of 12% from the prior quarter. Third-party processing facility maintenance and pipeline restrictions, combined with acid gas removal system delays, prevented us from operating at peak rates during the quarter. Production has regularly exceeded facility design rates and we continue to look for debottlenecking opportunities to increase the processing capacity of the platform.

In September, Buzzard was producing at rates as high as 220,000 boe/d (95,000 boe/d, net to us). However, as a result of a damaged pipe in the acid gas removal system, Buzzard production has averaged approximately 175,000 boe/d (76,000 boe/d net to us) so far this month. The damaged pipe has been repaired and rates are currently ramping back up to approximately 220,000 boe/d (95,000 boe/d, net to us).

Production from the Scott/Telford fields was 2,000 boe/d lower than the previous quarter due to natural declines and downtime related to maintenance and workover activity. The non-operated Farragon field produced approximately 1,500 boe/d during the quarter, lower than normal as a result of maintenance activities on the platform. Production from Duart began late in the quarter and is currently ramping up to expected peak rates of approximately 3,000 bbls/d, our share.

OTHER COUNTRIES
Production from our Guando field in Colombia averaged 6,500 bbls/d during the quarter, 5% above the prior quarter. We began a 35 well infill drilling program earlier in the year and completed 11 wells during the quarter. At the end of the third quarter, 23 wells of the program were on stream.

SYNCRUDE
Syncrude production increased 33% from the prior quarter when we experienced a reduction in production due to downtime caused by an extended turnaround on the LC Finer and the Coker 8-3 turnaround. Production is 23% higher than the third quarter of 2006, primarily from new production related to the Stage 3 expansion. In early October, Coker 8-3 was shut in due to coke build up and is expected to return to full production by late October.

COMMODITY PRICES

                                                                    Three Months              Nine Months
                                                                 Ended September 30       Ended September 30
                                                                   2007        2006         2007        2006
-------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                       75.38       70.48        66.19       68.22
                                                                ---------------------------------------------

    Differentials (1) (US$/bbl)
      Heavy Oil                                                   23.04       19.17        19.87       21.98
      Mars                                                         5.83        7.61         4.58        7.49
      Masila                                                       0.66        2.96        (0.22)       3.14
      Dated Brent                                                  0.51        0.99        (0.94)       1.26

    Producing Assets (Cdn$/bbl)
      Yemen                                                       78.27       76.08        72.65       73.58
      Canada                                                      46.76       52.95        43.43       44.37
      United States                                               74.43       70.23        65.90       67.92
      United Kingdom                                              78.06       77.73        73.08       73.02
      Other Countries                                             76.29       74.05        68.42       67.96
      Syncrude                                                    82.09       77.53        76.77       76.08

    Corporate Average (Cdn$/bbl)                                  75.86       73.06        70.17       69.57
                                                                ---------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)               6.24        6.14         7.02        6.89
    AECO (Cdn$/GJ)                                                 5.32        5.72         6.46        6.82
                                                                ---------------------------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                       5.17        5.78         6.48        6.54
      United States                                                6.75        7.18         8.03        7.96
      United Kingdom                                               4.99        5.57         4.13        7.88

    Corporate Average (Cdn$/mcf)                                   5.80        6.39         6.95        7.29
                                                                ---------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)             69.82       66.82        65.96       64.83
                                                                ---------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar                                        0.9573      0.8920       0.9052      0.8829
                                                                ---------------------------------------------

(1)  These differentials are a discount/(premium) to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $18 MILLION WTI continued to increase in the third quarter, gaining 16% from last quarter. Approximately 80% of our production is priced based on Brent, which increased 9% in the same period. These increases were muted as the Canadian dollar strengthened 5% relative to the US dollar since the end of June. As a result, our realized oil price in Canadian dollars increased 5% from the second quarter to average $75.86/bbl. Our realized gas price decreased 23% from the previous quarter to average $5.80/mcf, compared with a 19% decrease in NYMEX in the same period.

The weaker US dollar reduced reported net sales by approximately $98 million and reduced our realized crude oil and natural gas prices by approximately $5.59/bbl and $0.43/mcf, respectively as compared to the previous quarter.

CRUDE OIL REFERENCE PRICES
Crude oil prices were strong during the quarter, with WTI averaging US$75.38/bbl. WTI peaked in September at a record high of US$83.90/bbl before closing at US$81.66/bbl at the end of the quarter. Prices have continued to reach new highs into October. Strong crude fundamentals in the physical markets, including declining inventory levels, contributed to the increase in spot prices.

Global crude oil demand continued to be strong in the third quarter. Demand in China, the world's second largest oil consumer, India and the Middle East continued to grow from last year. In the US, strong demand and refinery problems mid-continent resulted in a 10 million barrel decrease in crude oil inventories at Cushing. North American refinery outages increased the demand for light sweet crude as a result of not being able to process heavier crude. In response to strong crude demand, declining inventories and anemic Non-OPEC supply growth, OPEC announced that it would raise oil output by 500,000 barrels per day, effective November 1, 2007.

In addition to strong market fundamentals, a weakening US dollar and continuing geopolitical risk placed upward pressure on crude oil prices. Supply outages in Nigeria, Africa's largest oil producer, continued to reduce production by approximately 25% of the country's capacity. In the Middle East, on-going tensions between the US and Iran over its uranium enrichment program, and more recently, potential conflict between Turkey and Kurdish rebels in Northern Iraq, continued to add to geopolitical instability.

CRUDE OIL DIFFERENTIALS
In Canada, heavy crude oil differentials averaged US$23.04/bbl (31% of WTI) for the quarter, compared to US$19.17/bbl (27% of WTI) for the third quarter of 2006. Heavy oil differentials widened due to weak demand for Canadian heavy crude after the summer asphalt season and the increased strength of crude oil reference prices.

The Brent/WTI differential narrowed with Brent trading at a discount to WTI of US$0.51/bbl during the quarter, compared to US$0.99/bbl for the same period in 2006. The Brent index is relevant for us as approximately 80% of our current crude production is priced based on Brent. The Brent/WTI differential fluctuated during the quarter. In July, the North Sea benchmark traded at a large premium over WTI due to strong Asian demand and significant North Sea production turnarounds which reduced supply. However, WTI regained its strength and traded at a premium to Brent in August reflecting more normal differentials for the summer months given the increased demand for WTI as a result of the summer driving season. Inventory drawdowns at Cushing were also supportive of WTI prices.

On the US Gulf Coast, the Mars differential narrowed during the quarter, averaging US$5.83/bbl (8% of WTI) compared to US$7.61/bbl (11% of WTI) in the third quarter of 2006. The Mars differential tightened in response to OPEC production cuts from late last year, which saw OPEC reduce its supply of sour crude.

The Yemen Masila differential narrowed substantially relative to WTI with Masila trading at a discount of US$0.66/bbl compared to US$2.96/bbl for the same period in 2006. Strong crude demand in Asia has been the primary driver for the strengthening of Masila crude.

NATURAL GAS REFERENCE PRICES
NYMEX natural gas prices averaged US$6.24/mmbtu for the quarter, comparable to the price for the same period in 2006 of US$6.14/mmbtu. Natural gas prices softened during the quarter as gas storage levels approached record levels. The key drivers behind the large storage position include mild summer weather and an increase in liquefied natural gas (LNG) imports. The mild weather created a lack of demand for cooling and the relatively quiet hurricane season brought no major supply disruptions to the Gulf of Mexico. In addition, when European gas prices declined in April from mild weather, a significant amount of LNG was diverted to the US market contributing to the ample supply situation.

OPERATING COSTS

                                                                       Three Months             Nine Months
                                                                    Ended September 30      Ended September 30
(Cdn$/boe)                                                             2007       2006         2007       2006
---------------------------------------------------------------------------------------------------------------
Operating costs based on our working interest production before royalties (1)
     Conventional Oil and Gas                                          7.81       7.25         7.93       6.75
     Synthetic Crude Oil
       Syncrude                                                       22.37      21.69        25.20      28.84
     Average Oil and Gas                                               9.26       8.72         9.44       8.57
                                                                   --------------------------------------------

Operating costs based on our net production after royalties
     Conventional Oil and Gas                                          9.60      10.26         9.84       9.50
     Synthetic Crude Oil
       Syncrude                                                       26.73      24.38        29.31      32.14
     Average Oil and Gas                                              11.34      12.01        11.65      11.81
                                                                   --------------------------------------------

(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OIL AND GAS OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY $55 MILLION
Buzzard in the North Sea and Syncrude continue to increase their contribution to our total production in the quarter, impacting our production mix and average operating cost per boe. Operating costs on the Buzzard platform are lower than our corporate average, reducing our consolidated average by $2.10/boe during the quarter. On the other hand, Syncrude's production from Stage 3 and higher operating costs increased our corporate average by $0.84/boe.

In Yemen, lower production at Masila and Block 51, together with higher service rig activity and maintenance programs have increased our corporate unit average cost by $0.81/boe. Our Gulf of Mexico operating costs reduced our corporate average for the quarter by $0.07/boe as lower maintenance activity was primarily offset by lower volumes.

In Canada,  operating  costs  increased  our  corporate  average by  $1.06/boe.
Turnaround activity at our Balzac plant, combined with well maintenance activity, increased our operating costs. Our average unit operating costs in Canada are higher from industry cost pressures and by lower production rates on our heavy oil properties. Operating costs also increased as a result of bringing additional CBM wells on stream with high initial operating costs. In the North Sea, our Scott/Telford costs increased our corporate average by $0.23/boe during the quarter primarily from maintenance on wells and turbines.

US-dollar denominated operating costs were lower when translated to Canadian dollars as a result of the weaker US dollar. This decreased our corporate average by $0.37/boe for the quarter.

Syncrude operating costs per barrel have decreased 25% from the prior quarter due to the completion of the Coker 8-3 and LC Finer turnarounds in June. Average operating costs per boe are 3% higher than the third quarter of 2006 primarily as a result of increased labour costs. The impact of the higher Syncrude costs increased our corporate average by $0.09/boe during the quarter.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                                        Three Months             Nine Months
                                                                     Ended September 30      Ended September 30
(Cdn$/boe)                                                             2007        2006         2007       2006
----------------------------------------------------------------------------------------------------------------
DD&A based on our working interest production before royalties (1)
     Conventional Oil and Gas                                         14.89       12.90        15.12      12.97
     Synthetic Crude Oil
       Syncrude                                                        6.40        4.73         6.59       4.05
     Average Oil and Gas                                              14.05       12.08        14.58      12.24
                                                                    --------------------------------------------

DD&A based on our net production after royalties
     Conventional Oil and Gas                                         18.29       18.25        18.77      18.27
     Synthetic Crude Oil
       Syncrude                                                        7.65        5.32         7.67       4.51
     Average Oil and Gas                                              17.21       16.64        17.74      16.86
                                                                    --------------------------------------------

(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OIL AND GAS DD&A DECREASED NET INCOME FOR THE QUARTER BY $103 MILLION New volumes from the Buzzard development in the North Sea continue to change our production mix. Costs relating to Buzzard are higher than our corporate average as they include our acquisition cost and the costs to complete the project. This increased our corporate average by $2.23/boe. Buzzard unit depletion rates are expected to decrease in the next few years as we anticipate booking additional proved reserves from production experience and from further development drilling. DD&A on our other North Sea properties decreased our corporate average by $0.91/boe.

Lower capital expenditures due to our reduced drilling program in Yemen, combined with lower production volumes, decreased our corporate unit depletion rate by $0.82/boe compared to the third quarter of 2006. Despite higher realized oil prices, lower production volumes have resulted in the slower recovery of capital costs we have paid on behalf of the government.

Depletion of our Canadian assets increased our corporate average by $0.37/boe reflecting the timing of reserve bookings from our CBM projects in central Alberta, as well as land acquisitions in 2006. We expect our depletion rate for our CBM projects to decline as the wells de-water and we are able to recognize additional proved reserves. Our depletion rate in the Gulf of Mexico increased our corporate average depletion rate by $1.52/boe compared to the third quarter of 2006 from additional development costs at Aspen and Eugene Island, new production from Wrigley and from reserve reductions at the end of 2006.

The strengthening of the Canadian dollar decreased our corporate average by $0.86/boe relative to the third quarter of 2006, as the depletion of our international and US assets is denominated in US dollars.

Syncrude DD&A includes costs to develop the Stage 3 expansion that came on stream in mid 2006. The depletion of the expansion costs increased our average by $0.42/boe.

EXPLORATION EXPENSE

                                                                 Three Months              Nine Months
                                                              Ended September 30       Ended September 30
                                                                2007        2006        2007         2006
----------------------------------------------------------------------------------------------------------
Seismic                                                           19          30          79           77
Unsuccessful Exploration Drilling                                 31          39          85          110
Other                                                             17          13          57           44
                                                             ---------------------------------------------
Total Exploration Expense                                         67          82         221          231
                                                             =============================================

New Growth Exploration                                           170         161         377          445
Geological and Geophysical Costs                                  19          30          79           77
                                                             ---------------------------------------------
Total Exploration Expenditures                                   189         191         456          522
                                                             ---------------------------------------------

                                                             ---------------------------------------------
Exploration Expense as a % of Exploration Expenditures           35%         43%         48%          44%
                                                             =============================================

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $15 MILLION Exploration activity in the third quarter was primarily focused in the Gulf of Mexico and the UK North Sea.

In the Gulf of Mexico, we incurred dry hole costs of $23 million from unsuccessful drilling of four wells on the shelf. We are currently drilling two exploration wells on the shelf. In the deep water, a successful appraisal well was drilled at Longhorn and we are currently evaluating our resource estimates. Also in the deep water, our Vicksburg prospect was drilled to a depth of 25,400 feet and encountered hydrocarbons. We are currently analyzing data from this well.

In the UK North Sea, we expensed $6 million of costs relating to the unsuccessful Stag exploration well. At Selkirk located on Block 22/22b in the North Sea, we successfully completed an appraisal well during the quarter. The well confirmed commercial quantities of hydrocarbons and is currently being sidetracked. Additional appraisal wells at Bugle and Kildare and an exploration well.

We acquired seismic data in the Gulf of Mexico and offshore Norway. Seismic investment was lower during the quarter as compared to the third quarter of 2006. During the fourth quarter, we expect to drill two appraisal wells and three exploration wells in the Gulf of Mexico and UK North Sea.

ENERGY MARKETING

                                                                 Three Months              Nine Months
                                                              Ended September 30       Ended September 30
                                                                2007        2006         2007        2006
----------------------------------------------------------------------------------------------------------
    Physical Sales (1)                                        11,579       9,264       33,980      28,705
    Physical Purchases (1)                                   (11,424)     (9,054)     (33,308)    (27,943)
    Net Financial Transactions (1)                                64          19           78         197
                                                            ----------------------------------------------
Net Revenue                                                      219         229          750         959
    Transportation Expense                                      (211)       (173)        (620)       (591)
    Other                                                          6           6           10           8
                                                            ----------------------------------------------
NET MARKETING REVENUE                                             14          62          140         376
                                                            ==============================================

CONTRIBUTION TO NET MARKETING REVENUE BY PRODUCT TYPE:
    North American Natural Gas                                    32          29          106         287
    Global Crude Oil                                             (16)         34           (2)         79
    North American Power                                           3           3           11           9
    Other                                                         (5)         (4)          25           1
                                                            ----------------------------------------------
NET MARKETING REVENUE                                             14          62          140         376
    General and Administrative                                   (15)        (18)         (68)        (93)
                                                            ----------------------------------------------
NET MARKETING REVENUE AFTER GENERAL AND ADMINISTRATIVE            (1)         44           72         283
    Depreciation, Depletion, Amortization and Impairment          (3)         (2)         (10)         (6)
                                                            ----------------------------------------------
MARKETING CONTRIBUTION TO INCOME BEFORE INCOME TAXES              (4)         42           62         277
                                                            ==============================================

PHYSICAL SALES VOLUMES (2)
    North American Natural Gas (bcf/d)                           6.1         5.3          5.5         5.4
    Global Crude Oil (mbbls/d)                                   803         712          827         654
    North American Power (MW/d)                                4,494       4,582        4,436       4,361

VALUE-AT-RISK
    Quarter-end                                                   34          20           34          20
    High                                                          38          27           38          27
    Low                                                           28          19           24          17
    Average                                                       33          23           31          21
                                                            ----------------------------------------------

(1)  Marketing's   physical  sales,   physical   purchases  and  net  financial
     transactions are reported net on the Unaudited Consolidated Statement of Income as marketing and other.
(2)  Excludes intra-segment transactions.

LOWER NET MARKETING REVENUE DECREASED NET INCOME BY $48 MILLION
Results from our marketing group were lower than the same quarter last year primarily as a result of reduced contributions from our global crude oil team. A significant change in the structure of the WTI forward curve contributed to the shortfall. In addition, decreases in natural gas prices during the quarter resulted in an impairment of $32 million on our natural gas inventory in storage as we are required to carry our inventories at the lower of cost or net realizable value.

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

As part of our gas marketing strategy, we hold physical transportation and storage capacity contracts that allow us to take advantage of pricing differences between locations (i.e. west vs. east) and time periods (i.e. summer vs. winter). These capacity contracts have market value, similar to financial commodity contracts, as future margins realized depend on future prices and, more importantly, pricing differences. The market value of these capacity contracts varies depending on the change in future prices and pricing relationships. We routinely hedge the economic value of our capacity contracts using various types of derivative contracts, thereby limiting volatility in our economic returns. Accounting rules, however, increase volatility in our reported results since they require us to recognize the change in fair value of derivative contracts hedging our capacity contracts, but do not allow us to recognize the change in fair value of the capacity contracts themselves until the contracts are used. As a result, when prices or pricing relationships change, we may be required to include gains or losses in our reported results in different periods even though our underlying economic results may be largely unchanged.

COMPOSITION OF NET MARKETING REVENUE
                                                                           Three Months              Nine Months
                                                                        Ended September 30       Ended September 30
                                                                          2007        2006         2007        2006
--------------------------------------------------------------------------------------------------------------------
Trading Activities                                                           6          58         127          367
Non-Trading Activities                                                       8           4          13            9
                                                                    ------------------------------------------------
                                                                            14          62         140          376
                                                                    ================================================

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

FAIR VALUE OF DERIVATIVE CONTRACTS

At September 30, 2007, the fair value of our derivative contracts totalled $138 million. Below is a breakdown of this fair value by valuation method and contract maturity.

                                                                               MATURITY
---------------------------------------------------------------------------------------------------------------------
                                                    less than                                 more than
                                                       1 year     1-3 years     4-5 years       5 years       Total
                                                   ------------------------------------------------------------------
Prices
    Actively Quoted Markets                               (62)           52            (1)            -         (11)
    From Other External Sources                           123            11            21            (6)        149
    Based on Models and Other Valuation Methods             -             -             -             -           -
                                                   ------------------------------------------------------------------
Total                                                      61            63            20            (6)        138
                                                   ==================================================================

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

                                                                                                              Total
---------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2006                                                                                 360
    Change in Fair Value of Contracts                                                                            50
    Net Losses (Gains) on Contracts Closed                                                                     (272)
    Changes in Valuation Techniques and Assumptions (1)                                                           -
                                                                                                            ---------
Fair Value at September 30, 2007                                                                                138
                                                                                                            =========

(1) Our valuation methodology has been applied consistently in each period.

The fair values of our derivative contracts will be realized over time as the contracts settle. Until then, the value of certain contracts will vary with forward commodity prices and price differentials. While forward prices vary, the value of the contracts only varies to the extent they are economically exposed or unprotected. The average term of our derivative contracts is approximately 1.5 years. Those maturing beyond one year primarily relate to North American natural gas positions.


NON-TRADING ACTIVITIES

We enter into fee for service contracts related to transportation and storage of third-party oil and gas. In addition, we earn income from our power generation facilities at Balzac and Soderglen.

CHEMICALS

HIGHER CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $16 MILLION
Volumes increased from the prior quarter when Canexus experienced some unplanned plant outages. Strength in North American sodium chlorate prices were partially eroded by the strengthening Canadian dollar. Our operations in Brazil remain strong as a result of continued demand from Aracruz Cellulose, our primary customer in Brazil.

Chemical's third quarter income includes unrealized foreign exchange gains of $11 million on Canexus US-dollar denominated debt and a $2 million fair value increase in derivative contracts.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                          Three Months              Nine Months
                                                                       Ended September 30       Ended September 30
                                                                         2007        2006        2007         2006
-------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation         84          74         263          246
Stock-Based Compensation (1)                                              (77)        (23)        (16)         133
                                                                      ---------------------------------------------
Total General and Administrative Expense                                    7          51         247          379
                                                                      =============================================

(1) Includes the tandem option plan, stock options for our US-based employees and stock appreciation rights.

LOWER COSTS INCREASED QUARTERLY NET INCOME BY $44 MILLION
Changes in our share price create volatility in our net income as we account for stock-based compensation using the intrinsic-value method. During the quarter, we recorded a recovery of stock-based compensation expense as our share price has declined since the end of the prior quarter. Cash payments to employees for our stock-based compensation programs were $29 million during the third quarter and $116 million year-to-date.

Reduced performance by our marketing group relative to last year lowered our accrual for results-based compensation programs. This was offset by additional employee costs as we continue to expand our oil and gas operations internationally  and  expand  our  marketing  operations  in  Europe  and North
America.

INTEREST AND FINANCING COSTS
                                                                          Three Months              Nine Months
                                                                       Ended September 30       Ended September 30
                                                                         2007        2006        2007         2006
-------------------------------------------------------------------------------------------------------------------
Interest                                                                   85          77         258          214
    Less: Capitalized Interest                                            (45)        (62)       (124)        (179)
                                                                      ---------------------------------------------
Net Interest Expense                                                       40          15         134           35
                                                                      =============================================

HIGHER INTEREST EXPENSE DECREASED QUARTERLY NET INCOME BY $25 MILLION
Our financing costs increased $18 million from the third quarter of 2006 as we funded capital requirements for investments of our Long Lake project and the Ettrick development in the North Sea. The strong Canadian dollar relative to the US dollar reduced our US-dollar denominated interest costs by $10 million and reduced the carrying value of our US-denominated debt by approximately $300 million in the quarter and over $800 million since year end 2006.

We capitalized less interest on our major development projects during the quarter as we completed the Buzzard and Syncrude Stage 3 development projects in 2006. In 2007, we are capitalizing interest on our Long Lake development in the Athabasca oil sands and on our Ettrick project in the North Sea.

INCOME TAXES

                                                           Three Months              Nine Months
                                                        Ended September 30       Ended September 30
                                                          2007        2006         2007        2006
----------------------------------------------------------------------------------------------------
Current                                                    136         112          347         357
Future                                                     142          16          303         299
                                                       ---------------------------------------------
Total Provision for Income Taxes                           278         128          650         656
                                                       =============================================

Effective Tax Rate (%)                                      40%         39%          42%         55%
                                                       ---------------------------------------------

EFFECTIVE TAX RATE INCREASED TO 40%
Current income taxes include cash taxes in Yemen of $65 million (2006 - $76 million) for the quarter and $174 million (2006 - $224 million) year-to-date. Strong production from Buzzard in the North Sea, combined with high commodity prices, resulted in a current tax provision of $62 million for the quarter and $134 million year-to-date in the United Kingdom. Our income tax provision also includes current taxes in Colombia and the United States.

Our provision for future income taxes in the first quarter of 2006 included a one-time non-cash expense of $277 million related to tax rate changes in the UK. In early 2006, the UK government substantively enacted increases to the supplementary charge on our North Sea oil and gas activities from 10% to 20%, effective January 1, 2006. Excluding the charge, our effective 2006 year-to-date tax rate was 32%. Our effective tax rate in 2007 is approximately 40%. We expect our effective tax rate to increase marginally in 2008 as production from Buzzard in the UK will provide a larger proportion of our taxable income.

OTHER

                                                          Three Months              Nine Months
                                                       Ended September 30       Ended September 30
                                                         2007        2006         2007        2006
---------------------------------------------------------------------------------------------------
Change in Fair Value of Crude Oil Put Options             (11)         (5)         (31)         (6)
Block 51 Arbitration Accrual                                -         134            -         134
                                                      ---------------------------------------------

In 2006, we purchased put options on approximately 105,000 bbls/d of our 2007 crude oil production. These options establish a WTI floor price of US$50/bbl on these volumes, are settled annually and provide a base level of price protection without limiting our upside to higher prices. The put options were purchased for $26 million and are carried at fair value. At December 31, 2006, the options had a fair value of $19 million. Strong WTI prices have reduced the market value of these options to nil and we expensed $19 million in the first half of 2007.

During the second quarter of 2007, we expanded our cash flow protection strategy into 2008 by purchasing put options on 36 million barrels or approximately 100,000 bbls/d of our 2008 crude oil production. These options establish an annual Dated Brent floor price of US$50/bbl on these volumes. The put options were purchased for $24 million and are carried at fair value. At September 30, 2007, the options had a fair value of $12 million and we recorded a loss of $12 million for the change in fair value.

During 2006, a court of arbitration concluded that we breached an Area of Mutual Interest agreement with Occidental Petroleum Corporation (Occidental). As a result, Occidental was entitled to monetary damages. In the third quarter of 2006, we recorded an accrual of $134 million for settlement of the arbitration.

LIQUIDITY

CAPITAL STRUCTURE
                                                                     September 30   December 31
                                                                             2007          2006
-------------------------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                                  334         1,410
   Public Senior Notes                                                      3,788         2,885
                                                                    -----------------------------
     Senior Debt                                                            4,122         4,295
   Subordinated Debt                                                          443           536
                                                                    -----------------------------
     Total Debt                                                             4,565         4,831
   Less: Cash and Cash Equivalents                                           (172)         (101)
                                                                    -----------------------------
TOTAL NET DEBT                                                              4,393         4,730
                                                                    =============================

SHAREHOLDERS' EQUITY (2)                                                    5,415         4,636
                                                                    =============================

(1) Includes all of our debt and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.
(2) At September 30, 2007, there were 527,429,968 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

During the third quarter, we repaid our $150 million medium-term notes.


NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt for the first nine months of 2007 are related to:

-------------------------------------------------------------------------------------------------
Capital Investment                                                                        2,531
Cash Flow from Operating Activities                                                      (2,127)
                                                                                    -------------
   Excess of Capital Investment over Cash Flow                                              404

Dividends on Common Shares                                                                   39
Issue of Common Shares and Exercises of Stock Options                                       (44)
Foreign Exchange Translation of US-dollar Debt and Cash                                    (725)
Other                                                                                       (11)
                                                                                    -------------
Decrease in Net Debt                                                                       (337)
                                                                                    =============

CHANGE IN WORKING CAPITAL

                                                       September 30    December 31      Increase/
                                                               2007           2006     (Decrease)
--------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                       172            101            71
Restricted Cash                                                 176            197           (21)
Accounts Receivable                                           2,683          2,951          (268)
Inventories and Supplies                                        628            786          (158)
Future Income Tax Assets                                         73            479          (406)
Accounts Payable and Accrued Liabilities                     (3,408)        (3,879)          471
Other                                                            (3)            (1)           (2)
                                                       -------------------------------------------
Net Working Capital                                             321            634          (313)
                                                       ===========================================

Accounts receivable were lower than year end as gains from 2006 on our marketing derivative contracts were realized during the first quarter of 2007, partially offset by increases in our oil and gas production accruals. Inventories in our marketing group were lower from year end as we sold natural gas and crude oil inventory to take advantage of trading opportunities. Our accrued liabilities decreased from the end of 2006 as we settled the Block 51 arbitration early in 2007. Lower accruals for our stock-based compensation obligations also reduced accounts payable and accrued liabilities. The strengthening of the Canadian dollar relative to the US dollar impacted our US dollar denominated working capital by reducing our accounts receivable, inventories and accounts payable $229 million, $79 million and $232 million, respectively.

OUTLOOK FOR REMAINDER OF 2007
Our production has increased since the beginning of the year and we expect to show continued growth in the fourth quarter. We expect to generate $3.3 to $3.6 billion in cash flow (before remediation and geological and geophysical expenditures) in 2007, assuming the following for the remainder of the year:

-------------------------------------------------------------------------------
WTI (US$/bbl)                                                            70.00
Brent (US$/bbl)                                                          70.00
NYMEX natural gas (US$/mmbtu)                                             6.50
US to Canadian dollar exchange rate                                       0.95
                                                                     ----------

To date, we have incurred almost 70% of our planned 2007 capital investment. Our 2007 capital program is largely focused on bringing Long Lake on stream, advancing the Ettrick development in the North Sea towards completion in 2008 and investing in our core asset developments. In addition, we continue to invest in building and assessing our exploration opportunities in our growth areas.

Our future liquidity is primarily dependent on cash flows generated from our operations, existing committed credit facilities and our ability to access debt and equity markets. At September 30, 2007, we had committed term credit facilities of $3.1 billion that are available until 2012. At the end of the quarter, $146 million was drawn on these facilities and we also utilized $346 million of these facilities to support outstanding letters of credit. At September 30, 2007, we had $630 million of undrawn, uncommitted, unsecured credit facilities available, of which $106 million was utilized to support outstanding letters of credit.

In the third quarter, we declared common share dividends of $0.025 per share.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES
We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2006 Annual Report on Form 10-K. In 2007, we entered into work commitments related to three drilling rigs which have been contracted to work for us in the North Sea and the Gulf of Mexico, totaling $549 million over the next five years. In addition, we have been identified as high bidder on 30 offshore blocks at a recent lease sale in the Gulf of Mexico. Our commitment on the lease sale is $113 million, which is subject to approval by US government agencies. There have been no other significant developments since year end.


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

In June 2007, the AcSB issued Section 3031, INVENTORIES, which replaces the existing inventories standard. The new section is harmonized with International Accounting Standards and provides additional guidance on the measurement and disclosure requirements for inventories. Specifically, Section 3031 requires inventories to be measured at the lower of cost and net realizable value. The new requirements are effective for fiscal years beginning on or after January 1, 2008. We do not expect the adoption of this section to have a material impact on our results of operations or financial position.

US PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement 157, FAIR VALUE MEASUREMENTS. Statement 157 defines fair value, establishes a framework for measuring fair value under US generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

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


In February 2007, FASB issued Statement 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. The statement allows for the elective measurement of eligible financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings without having to apply complex and detailed hedge accounting rules. This statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.


EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS

                                                                       Three Months Ended
                                                --------|-------------------------------|---------------------
                                                  2005  |              2006             |          2007
                                                   Dec  |   Mar     Jun     Sep     Dec |   Mar    Jun    Sep
--------------------------------------------------------|-------------------------------|---------------------
Net Sales                                        1,073      980   1,039     997     920   1,140  1,399  1,446

Net Income (Loss)                                  303      (83)    408     199      77     121    368    403
                                                --------------------------------------------------------------

Earnings (Loss) per Common Share ($/share)
   Basic                                          0.58    (0.16)   0.78    0.38    0.15    0.23   0.70   0.77
   Diluted                                        0.56    (0.16)   0.76    0.37    0.14    0.22   0.68   0.75
                                                --------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those appearing in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, are forward-looking statements.(1) Forward-looking statements are generally identifiable by terms such as ANTICIPATE, BELIEVE, INTEND, PLAN, EXPECT, ESTIMATE, BUDGET, OUTLOOK or other similar words, and include statements relating to expected full year production, cash flow and capital expenditures as well as future production associated with our coalbed methane, Long Lake, Syncrude, North Sea, Gulf of Mexico, Yemen, West Africa and other projects.

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

o governmental actions including changes to taxes or royalties, changes in environmental and other laws and regulations;

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

----------------------
(1) Within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to normal market risks inherent in the oil and gas, chemicals and energy marketing businesses, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We recognize these risks and manage our operations to minimize our exposures to the extent practical. The information presented on market risks in Item 7A on pages 77 - 80 in our 2006 Annual Report on Form 10-K has not changed materially since December 31, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. They concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were designed to be and were adequate and effective in ensuring that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and they do not expect that the Company's disclosure controls and procedures or internal controls over financial reporting will prevent all errors or fraud. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As well, based on these evaluations, there were no material weaknesses in these internal controls requiring corrective action. As a result, no such corrective actions were taken.

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




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2007.

                                         NEXEN INC.

                                         /s/ Charles W. Fischer
                                         -------------------------------------
                                         Charles W. Fischer
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                         /s/ Brendon T. Muller
                                         -------------------------------------
                                         Brendon T. Muller
                                         Controller
                                         (Principal Accounting Officer)