Form 10-Q
period 2008-06-30
NEXEN INC
filed 2008-07-18
CIK 16873

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2008

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   [X]                  No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [X]     Accelerated filer [_]

         Non-Accelerated filer [_]     Smaller reporting company  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                     Yes  [_]                   No   [X]

On June 30, 2008, there were 530,282,975 common shares issued and outstanding.

===============================================================================

                                   NEXEN INC.
                                      INDEX

PART I        FINANCIAL INFORMATION                                             PAGE
   Item 1.    Unaudited Consolidated Financial Statements .........................3

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................29

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........51

   Item 4.    Controls and Procedures.............................................51

PART II       OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders.................52

   Item 6.    Exhibits............................................................52

This report should be read in conjunction with our 2007 Annual Report on Form 10-K and with our current reports on Forms 8-K and 10-Q filed or furnished during the year.

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

On June 30, 2008, the noon-day exchange rate was US$0.9817 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                           Page

Unaudited Consolidated Statement of Income
for the Three and Six Months Ended June 30, 2008 and 2007.....................4

Unaudited Consolidated Balance Sheet
as at June 30, 2008 and December 31, 2007.....................................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Six Months Ended June 30, 2008 and 2007.....................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three and Six Months Ended June 30, 2008 and 2007.....................7

Unaudited Consolidated Statement of Comprehensive Income
for the Three and Six Months Ended June 30, 2008 and 2007.....................7

Notes to Unaudited Consolidated Financial Statements..........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                                                           Three Months              Six Months
                                                                          Ended June 30             Ended June 30
(Cdn$ millions, except per share amounts)                               2008         2007         2008         2007
--------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                          2,071        1,399        3,941        2,539
    Marketing and Other (Note 16)                                         34          299          256          547
                                                                 ---------------------------------------------------
                                                                       2,105        1,698        4,197        3,086
                                                                 ---------------------------------------------------
EXPENSES
    Operating                                                            348          289          657          579
    Depreciation, Depletion, Amortization and Impairment                 334          360          698          694
    Transportation and Other                                             195          210          400          456
    General and Administrative                                           418           38          473          240
    Exploration                                                          101          105          133          154
    Interest (Note 7)                                                     16           46           43           94
                                                                 ---------------------------------------------------
                                                                       1,412        1,048        2,404        2,217
                                                                 ---------------------------------------------------

INCOME BEFORE INCOME TAXES                                               693          650        1,793          869
                                                                 ---------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                              451          151          843          211
    Future                                                              (139)         126          (62)         161
                                                                 ---------------------------------------------------
                                                                         312          277          781          372
                                                                 ---------------------------------------------------

NET INCOME BEFORE NON-CONTROLLING INTERESTS                              381          373        1,012          497
    Less: Net Income Attributable to Non-Controlling Interests            (1)          (5)          (2)          (8)
                                                                 ---------------------------------------------------

NET INCOME                                                               380          368        1,010          489
                                                                 ===================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 14)                                                     0.72         0.70         1.91         0.93
                                                                 ===================================================
    Diluted (Note 14)                                                   0.70         0.68         1.87         0.91
                                                                 ===================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
                                                                                    June 30     December 31
(Cdn$ millions, except share amounts)                                                  2008            2007
------------------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                         614             206
      Restricted Cash                                                                   263             203
      Accounts Receivable (Note 2)                                                    4,909           3,502
      Inventories and Supplies (Note 3)                                               1,078             659
      Other                                                                             109              89
                                                                            --------------------------------
         Total Current Assets                                                         6,973           4,659
                                                                            --------------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
      Impairment of $7,991 (December 31, 2007 - $7,195)                              13,425          12,498
    FUTURE INCOME TAX ASSETS                                                            268             268
    DEFERRED CHARGES AND OTHER ASSETS (Note 4)                                          703             324
    GOODWILL                                                                            335             326
                                                                            --------------------------------
TOTAL ASSETS                                                                         21,704          18,075
                                                                            ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Accounts Payable and Accrued Liabilities (Note 6)                               5,749           4,135
      Income Taxes Payable                                                              730              45
      Accrued Interest Payable                                                           55              54
      Dividends Payable                                                                  27              13
                                                                            --------------------------------
         Total Current Liabilities                                                    6,561           4,247
                                                                            --------------------------------

    LONG-TERM DEBT (Note 7)                                                           4,449           4,610
    FUTURE INCOME TAX LIABILITIES                                                     2,264           2,290
    ASSET RETIREMENT OBLIGATIONS (Note 9)                                               934             792
    DEFERRED CREDITS AND OTHER LIABILITIES (Note 10)                                    781             459
    NON-CONTROLLING INTERESTS                                                            62              67

    SHAREHOLDERS' EQUITY (Note 13)
      Common Shares, no par value
        Authorized:        Unlimited
        Outstanding:       2008 - 530,282,975 shares
                           2007 - 528,304,813 shares                                    972             917
      Contributed Surplus                                                                 2               3
      Retained Earnings                                                               5,953           4,983
      Accumulated Other Comprehensive Loss                                             (274)           (293)
                                                                            --------------------------------
         Total Shareholders' Equity                                                   6,653           5,610
                                                                            --------------------------------
    COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 17)

                                                                            --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           21,704          18,075
                                                                            ================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                                                                Three Months               Six Months
                                                                                Ended June 30              Ended June 30
 (Cdn$ millions)                                                             2008          2007         2008          2007
---------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net Income                                                                380           368        1,010           489
    Charges and Credits to Income not Involving Cash (Note 15)                471           447          854           882
    Exploration Expense                                                       101           105          133           154
    Changes in Non-Cash Working Capital (Note 15)                             232          (304)         372          (272)
    Other                                                                     (21)          (34)         (38)         (223)
                                                                       ----------------------------------------------------
                                                                            1,163           582        2,331         1,030

FINANCING ACTIVITIES
    Repayment of Short-Term Borrowings, Net                                     -           (44)           -           (92)
    Repayment of Term Credit Facilities, Net                                    -        (1,321)        (228)         (955)
    Repayment of Medium-Term Notes (Note 7)                                  (125)            -         (125)            -
    Proceeds from Long-Term Notes                                               -         1,660            -         1,660
    Proceeds from (Repayment of) Term Credit Facilities of Canexus, Net       (18)           15          (10)           33
    Proceeds from Canexus Notes (Note 7)                                       51             -           51             -
    Dividends on Common Shares                                                (27)          (13)         (40)          (26)
    Issue of Common Shares and Exercise of Tandem Options                      14            11           40            40
    Other                                                                      (5)          (28)          (9)          (35)
                                                                       ----------------------------------------------------
                                                                             (110)          280         (321)          625

INVESTING ACTIVITIES
    Capital Expenditures
      Exploration and Development                                            (606)         (747)      (1,375)       (1,537)
      Proved Property Acquisitions                                             (2)          (45)          (2)          (46)
      Chemicals, Corporate and Other                                          (30)          (27)         (47)          (47)
    Changes in Restricted Cash                                               (174)           66          (53)           82
    Changes in Non-Cash Working Capital (Note 15)                             (76)           16          (54)           44
    Other                                                                     (70)          (10)         (97)          (14)
                                                                       ----------------------------------------------------
                                                                             (958)         (747)      (1,628)       (1,518)


EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                       (5)          (67)          26           (80)
                                                                       ----------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                          90            48          408            57

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               524           110          206           101
                                                                       ----------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     614           158          614           158
                                                                       ====================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                                                                     Three Months               Six Months
                                                                                     Ended June 30            Ended June 30
(Cdn$ millions)                                                                    2008         2007         2008        2007
-----------------------------------------------------------------------------------------------------------------------------
COMMON SHARES
    Balance at Beginning of Period                                                  949          866          917         821
      Issue of Common Shares                                                          4            4           24          25
      Proceeds from Tandem Options Exercised for Shares                              10            7           16          15
      Accrued Liability Relating to Tandem Options Exercised for Shares               9           16           15          32
                                                                               ----------------------------------------------
    Balance at End of Period                                                        972          893          972         893
                                                                               ==============================================

CONTRIBUTED SURPLUS
    Balance at Beginning of Period                                                    3            4            3           4
      Stock-Based Compensation Expense                                                -            1            -           1
      Exercise of Tandem Options                                                     (1)           -           (1)          -
                                                                               ----------------------------------------------
    Balance at End of Period                                                          2            5            2           5
                                                                               ==============================================

RETAINED EARNINGS
    Balance at Beginning of Period                                                5,600        4,080        4,983       3,972
      Net Income                                                                    380          368        1,010         489
      Dividends on Common Shares (Note 13)                                          (27)         (13)         (40)        (26)
                                                                               ----------------------------------------------
    Balance at End of Period                                                      5,953        4,435        5,953       4,435
                                                                               ==============================================

ACCUMULATED OTHER COMPREHENSIVE LOSS
    Balance at Beginning of Period                                                 (266)        (167)        (293)       (161)
      Opening Derivatives Designated as Cash Flow Hedges                              -            -            -          61
      Other Comprehensive Income/(Loss)                                              (8)         (86)          19        (153)
                                                                               ----------------------------------------------
    Balance at End of Period                                                       (274)        (253)        (274)       (253)
                                                                               ==============================================

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                                                                     Three Months              Six Months
                                                                                     Ended June 30            Ended June 30
(Cdn$ millions)                                                                    2008         2007         2008        2007
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          380          368        1,010         489
    Other Comprehensive Income, Net of Income Taxes:
      Foreign Currency Translation Adjustment:
        Net Gains (Losses) on Investment in Self-Sustaining Foreign Operations      (42)        (437)         144        (495)
        Net Gains (Losses) on Hedges of Self-Sustaining Foreign Operations (1)       34          353         (125)        403
        Realized Translation Adjustments Recognized in Net Income (2)                 -           (2)           -           -
      Cash Flow Hedges:
        Realized Mark-to-Market Gains Recognized in Net Income                       -             -           -          (61)
                                                                               ----------------------------------------------
      Other Comprehensive Income/(Loss)                                              (8)         (86)          19        (153)
                                                                               ----------------------------------------------
COMPREHENSIVE INCOME                                                                372          282        1,029         336
                                                                               ==============================================

(1) Net of income tax expense for the three months ended June 30, 2008 of $4 million (2007 - $57 million) and net of income tax recovery for the six months ended June 30, 2008 of $19 million (2007 - net of income tax expense of $66 million).
(2) Net of income tax recovery for the three months ended June 30, 2007 of $1 million.

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions, except as noted

1.  ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States (US) GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 19. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at June 30, 2008 and December 31, 2007 and the results of our operations and our cash flows for the three and six months ended June 30, 2008 and 2007.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates, including those related to accruals, litigation, environmental and asset retirement obligations, income taxes, derivative contract assets and liabilities and determination of proved reserves, on an ongoing basis. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2008.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. Except as described below, the accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K.

CHANGE IN ACCOUNTING POLICIES

INVENTORIES
In 2007, we adopted CICA Section 3031 INVENTORIES issued by the Canadian Accounting Standards Board (AcSB). Effective October 1, 2007, we began carrying the commodity inventories held for trading by our energy marketing group at fair value, less any costs to sell. This standard was adopted prospectively and our results for the first six months of 2007 have not been restated for this change in accounting policy.

CAPITAL DISCLOSURES
On January 1, 2008, we prospectively adopted CICA Section 1535 CAPITAL DISCLOSURES issued by the AcSB. This Section establishes standards for disclosing information about an entity's objectives, policies and processes for managing its capital structure. The disclosures have been included in Note 8.

FINANCIAL INSTRUMENTS DISCLOSURES AND PRESENTATION
On January 1, 2008, we prospectively adopted the following new standards issued by the AcSB: FINANCIAL INSTRUMENTS - DISCLOSURE (Section 3862) and FINANCIAL INSTRUMENTS - PRESENTATION (Section 3863). These accounting standards replaced FINANCIAL INSTRUMENTS - DISCLOSURE AND PRESENTATION (Section 3861). The disclosures required by Section 3862 and 3863 provide additional information on the risks associated with our financial instruments and how we manage those risks. The additional disclosures required by these standards are provided in Notes 11 and 12.

NEW ACCOUNTING PRONOUNCEMENTS
In January 2006, the AcSB adopted a strategic plan for the direction of accounting standards in Canada. Accounting standards for public companies in Canada will converge with the International Financial Reporting Standards
(IFRS) by 2011 and we will be required to report according to IFRS standards for the year ended December 31, 2011. We are currently assessing the impact of the convergence of Canadian GAAP with IFRS on our results of operations, financial position and disclosures.

In February 2008, the AcSB issued Section 3064, GOODWILL AND INTANGIBLE ASSETS and amended Section 1000, FINANCIAL STATEMENT CONCEPTS clarifying the criteria for the recognition of assets, intangible assets and internally developed intangible assets. Items that no longer meet the definition of an asset are no longer recognized with assets. The standard is effective for fiscal years beginning on or after October 1, 2008 and early adoption is permitted. We do not expect the adoption of this section to have a material impact on our results of operations and financial position.

2.  ACCOUNTS RECEIVABLE

                                                                          June 30    December 31
                                                                             2008           2007
-------------------------------------------------------------------------------------------------
Trade
    Marketing                                                               3,650          2,501
    Oil and Gas                                                             1,030            819
    Chemicals and Other                                                        79             60
                                                                   ------------------------------
                                                                            4,759          3,380
Non-Trade                                                                     157            132
                                                                   ------------------------------
                                                                            4,916          3,512
Allowance for Doubtful Receivables                                             (7)           (10)
                                                                   ------------------------------
Total                                                                       4,909          3,502
                                                                   ==============================

3.  INVENTORIES AND SUPPLIES
                                                                          June 30    December 31
                                                                             2008           2007
-------------------------------------------------------------------------------------------------
Finished Products
    Marketing                                                                 950            577
    Oil and Gas                                                                48             14
    Chemicals and Other                                                        19             13
                                                                   ------------------------------
                                                                            1,017            604
Work in Process                                                                 5              3
Field Supplies                                                                 56             52
                                                                   ------------------------------
Total                                                                       1,078            659
                                                                   ==============================

4.  DEFERRED CHARGES AND OTHER ASSETS
                                                                          June 30    December 31
                                                                             2008           2007
-------------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 11)                            500            248
Long-Term Capital Prepayments                                                 112              9
Crude Oil Put Options and Natural Gas Swaps (Note 11)                          26              -
Asset Retirement Remediation Fund                                              13             13
Other                                                                          52             54
                                                                   ------------------------------
Total                                                                         703            324
                                                                   ==============================

5.       SUSPENDED WELL COSTS

The following table shows the changes in capitalized exploratory well costs during the six months ended June 30, 2008 and the year ended December 31, 2007, and does not include amounts that were initially capitalized and subsequently expensed in the same period. Capitalized exploratory well costs are included in property, plant and equipment.

                                                                     Six Months Ended       Year Ended
                                                                              June 30      December 31
                                                                                 2008             2007
-------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                    326              226
    Additions to Capitalized Exploratory Well Costs Pending the
      Determination of Proved Reserves                                            124              215
    Capitalized Exploratory Well Costs Charged to Expense                         (20)             (10)
    Transfers to Wells, Facilities and Equipment Based on
      Determination of Proved Reserves                                              -              (74)
    Effects of Foreign Exchange                                                    16              (31)
                                                                   ------------------------------------
Balance at End of Period                                                          446              326
                                                                   ====================================

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

                                                                                      June 30     December 31
                                                                                         2008            2007
--------------------------------------------------------------------------------------------------------------
Capitalized for a Period of One Year or Less                                              250             202
Capitalized for a Period of Greater than One Year                                         196             124
                                                                                 -----------------------------
Balance at End of Period                                                                  446             326
                                                                                 =============================
Number of Projects that have Exploratory Well Costs Capitalized for a Period
    Greater than One Year                                                                   8               5
                                                                                 -----------------------------

As at June 30, 2008, we have exploratory costs that have been capitalized for more than one year relating to our interests in four exploratory blocks in the North Sea ($58 million), an exploratory block in the Gulf of Mexico ($55 million), our coalbed methane exploratory activities in Canada ($46 million), exploratory activities on Block 51 in Yemen ($19 million) and our interest in an exploratory block, offshore Nigeria ($18 million). These costs relate to projects with successful exploration wells for which we have not been able to record proved reserves. We are assessing all of these wells and projects, and are working with our partners to prepare development plans, drill additional appraisal wells or to assess commercial viability.

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                  June 30     December 31
                                                                                     2008            2007
----------------------------------------------------------------------------------------------------------
Accrued Payables                                                                    2,982           2,546
Marketing Derivative Contracts (Note 11)                                            1,148             413
Trade Payables                                                                        708             578
Stock-based Compensation                                                              551             393
Other                                                                                 360             205
                                                                            ------------------------------
Total                                                                               5,749           4,135
                                                                            ==============================

7.  LONG-TERM DEBT AND SHORT-TERM BORROWINGS
                                                                                  June 30     December 31
                                                                                     2008            2007
----------------------------------------------------------------------------------------------------------
Term Credit Facilities (a)                                                              -             211
Canexus Limited Partnership Term Credit Facilities (US$193 million) (b)               197             202
Medium-Term Notes, due 2008 (c)                                                         -             125
Canexus Notes, due 2013 (US$50 million) (d)                                            51               -
Notes, due 2013 (US$500 million)                                                      509             494
Notes, due 2015 (US$250 million)                                                      255             247
Notes, due 2017 (US$250 million)                                                      255             247
Notes, due 2028 (US$200 million)                                                      204             198
Notes, due 2032 (US$500 million)                                                      509             494
Notes, due 2035 (US$790 million)                                                      805             781
Notes, due 2037 (US$1,250 million)                                                  1,273           1,235
Subordinated Debentures, due 2043 (US$460 million)                                    468             454
                                                                           -------------------------------
                                                                                    4,526           4,688
Less: Unamortized Debt Issue Costs                                                    (77)            (78)
                                                                           -------------------------------
                                                                                    4,449           4,610
                                                                           ===============================

(a) TERM CREDIT FACILITIES

We have unsecured term credit facilities of $3.1 billion available to 2012, none of which were drawn at June 30, 2008 (December 31, 2007 - US$214 million). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable at floating rates. The weighted-average interest rate on our term credit facilities was 3.3% for the three months ended June 30, 2008 (2007 - 5.9%) and 3.7% for the six months ended June 30, 2008 (2007 -
5.9%). At June 30, 2008, $229 million of these facilities were utilized to support outstanding letters of credit (December 31, 2007 - $283 million).

(b) CANEXUS LP TERM CREDIT FACILITIES

During the quarter, the Canexus LP term credit facility was amended to increase the available amount from $350 million to $410 million and to increase the available short-term swing line loans under the facility from $20 million to $35 million. These committed, secured term credit facilities are available until 2011. At June 30, 2008, $197 million (US$193 million) was drawn on these facilities (December 31, 2007 - $202 million). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans or US-dollar base rate loans. Interest is payable monthly at floating rates. The term credit facilities are secured by a floating charge debenture over all of the assets at Canexus LP. The credit facility also contains covenants with respect to certain financial ratios. The weighted-average interest rate on our term credit facilities was 4.6% for the three months ended June 30, 2008 (2007
- 6.2%).

(c) MEDIUM-TERM NOTES, DUE 2008

During October 1997, we issued $125 million of notes. Interest was payable semi-annually at a rate of 6.3% and the principal was repaid in June 2008.

(d) CANEXUS NOTES, DUE 2013

During the quarter, Canexus issued US$50 million of notes. Interest is payable quarterly at a rate of 6.57%, and the principal is to be repaid in May 2013. Canexus may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term to maturity equal to the remaining terms of the notes plus 0.20%.

(e) INTEREST EXPENSE

                                                              Three Months             Six Months
                                                             Ended June 30            Ended June 30
                                                           2008         2007        2008         2007
------------------------------------------------------------------------------------------------------
Long-Term Debt                                              69           83          145          164
Other                                                        6            4           10            9
                                                   ---------------------------------------------------
                                                            75           87          155          173
   Less: Capitalized                                       (59)         (41)        (112)         (79)
                                                   ---------------------------------------------------
Total                                                       16           46           43           94
                                                   ===================================================

Capitalized interest relates to and is included as part of the cost of our oil and gas properties under development. The capitalization rates are based on our weighted-average cost of borrowings.

(f) SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $656 million, none of which were drawn at June 30, 2008 (December 31, 2007 - nil). We utilized $21 million of these facilities to support outstanding letters of credit at June 30, 2008 (December 31, 2007 - $196 million). Interest is payable at floating rates. The weighted-average interest rate on our short-term borrowings was 3.7% for the three months ended June 30, 2008 (2007 - 5.8%) and 3.8% for the six months ended June 30, 2008 (2007 - 5.8%).

8.  CAPITAL DISCLOSURES

Our objective for managing our capital structure is to ensure that we have the financial capacity, liquidity and flexibility to fund our investment in full-cycle exploration and development of conventional and unconventional resources and for energy marketing activities. We generally rely on operating cash flows to fund capital investments. However, given the long cycle-time of some of our development projects which require significant capital investment prior to cash flow generation and volatile commodity prices, it is not unusual for capital expenditures to exceed our cash flow from operating activities in any given year. As such, our financing needs depend on where we are in a particular development cycle. This requires us to maintain financial flexibility and liquidity. Our capital management policies are aimed at:

    o maintaining an appropriate balance between short-term debt, long-term debt and equity;

    o maintaining sufficient undrawn committed credit capacity to provide liquidity;

    o ensuring ample covenant room permitting us to draw on credit lines as required;

    o  maintaining a reasonable level of leverage; and

    o ensuring we maintain a credit rating that is appropriate for our circumstances.

We have the ability to make adjustments to our capital structure by issuing additional equity or debt, returning cash to shareholders and making adjustments  to our  capital  investment  programs.  Our  capital  consists  of shareholders' equity, short-term and long-term debt and cash and cash equivalents as follows:

                                                                    June 30    December 31
                                                                       2008           2007
-------------------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                            197            413
   Senior Notes                                                       3,799          3,758
                                                             ------------------------------
     Senior Debt                                                      3,996          4,171
   Subordinated Debt                                                    453            439
                                                             ------------------------------
     Total Debt                                                       4,449          4,610
   Less: Cash and Cash Equivalents                                     (614)          (206)
                                                             ------------------------------
TOTAL NET DEBT                                                        3,835          4,404
                                                             ==============================

SHAREHOLDERS' EQUITY                                                  6,653          5,610
                                                             ==============================

(1) Includes all of our borrowings and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.

We monitor the leverage in our capital structure by reviewing the ratio of net debt to cash flow from operating activities as well as interest coverage ratios.

We use the ratio of net debt to cash flow from operating activities as a key indicator of our leverage and to monitor the strength of our balance sheet. Net debt is a non-GAAP measure which is calculated using the GAAP measures of long-term debt and short-term borrowings less cash and cash equivalents (excluding restricted cash).

For the twelve months ended June 30, 2008, our net debt to cash flow from operating activities ratio was 0.9 times compared to 1.6 times at December 31, 2007. While we typically expect the target ratio to fluctuate between 1.0 and
2.0 times under normalized commodity prices, this can be higher when we identify strategic opportunities requiring additional investment. Whenever we exceed our target ratio, we assess whether to implement a strategy to reduce our leverage and lower this ratio back to target levels. In the past, each time we exceeded our internal net debt to cash flow from operating activities target band, we successfully brought our leverage down through asset sales and capital management.

Our interest coverage ratio allows us to monitor our ability to fund the interest requirements associated with our debt. The higher the interest coverage, the better positioned we are to finance our longer-term investment projects. Our interest coverage strengthened in 2008 from 12.1 times at the end of 2007 to 16.9 times at June 30, 2008.

Interest coverage is calculated by dividing our twelve-month trailing earnings before interest, taxes, depreciation, depletion, amortization and impairment (EBITDA) by interest expense before capitalized interest. EBITDA is a non-GAAP measure which is calculated using net income excluding interest expense, provision for income taxes, exploration expenses, DD&A and other non-cash expenses. The calculation of EBITDA is set out in the following table.

                                                                 Twelve Months    Twelve Months
                                                                         Ended            Ended
                                                                       June 30      December 31
                                                                          2008             2007
------------------------------------------------------------------------------------------------
Net Income                                                               1,607            1,086
  Add:
    Interest Expense                                                       117              168
    Provision for Income Taxes                                           1,201              792
    Depreciation, Depletion, Amortization and Impairment                 1,771            1,767
    Exploration Expense                                                    305              326
    Other Non-cash Expenses                                                139              (52)
                                                             -----------------------------------
EBITDA                                                                   5,140            4,087
                                                             ===================================

9.  ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our property, plant and equipment are as follows:

                                                                          Six              Year
                                                                 Months Ended             Ended
                                                                      June 30       December 31
                                                                         2008              2007
------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                            832               704
    Obligations Incurred with Development Activities                       11               105
    Expenditures Made on Asset Retirements                                (16)              (23)
    Accretion                                                              26                44
    Revisions to Estimates                                                102                79
    Effects of Foreign Exchange                                            19               (77)
                                                             -----------------------------------
Balance at End of Period (1), (2)                                         974               832
                                                             ===================================

(1) Obligations due within 12 months of $40 million (December 31, 2007 - $40 million) have been included in accounts payable and accrued liabilities.

(2) Obligations relating to our oil and gas activities amount to $925 million (December 31, 2007 - $786 million) and obligations relating to our chemicals business amount to $49 million (December 31, 2007 - $46 million).


Our total estimated undiscounted inflated asset retirement obligations amount to $2,366 million (December 31, 2007 - $2,165 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted risk-free rate of 5.9%. Approximately $135 million included in our asset retirement obligations will be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

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

10. DEFERRED CREDITS AND OTHER LIABILITIES

                                                                   June 30     December 31
                                                                      2008            2007
-------------------------------------------------------------------------------------------
Long-Term Marketing Derivative Contracts (Note 11)                     437             163
Deferred Transportation Revenue                                         71              82
Fixed-Price Natural Gas Contracts and Swaps (Note 11)                   61              51
Defined Benefit Pension Obligations                                     60              57
Capital Lease Obligations                                               53              52
Long-Term Stock-based Compensation                                      30               2
Other                                                                   69              52
                                                             ------------------------------
Total                                                                  781             459
                                                             ==============================

11. FINANCIAL INSTRUMENTS

Financial instruments carried at fair value on our balance sheet include cash and cash equivalents, restricted cash and derivatives used for trading and non-trading purposes. Our other financial instruments including accounts receivable, accounts payable, income taxes payable, accrued interest payable, dividends payable, short-term borrowings and long-term debt are carried at cost or amortized cost. The carrying value of our short-term receivables and payables approximates their fair value because the instruments are near maturity.

In our energy marketing group, we enter into contracts to purchase and sell crude oil and natural gas and use derivative contracts, including futures, forwards, swaps and options, for hedging and trading purposes (collectively derivatives). We also use derivatives to manage commodity price risk and foreign currency risk for non-trading purposes. We categorize our derivative instruments as trading or non-trading activities and carry the instruments at fair value on our balance sheet. Refer to the derivatives section below for details of our derivatives and fair values as at June 30, 2008. The fair values are included with accounts receivable or payable and are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in marketing and other income.

We carry our long-term debt at amortized cost using the effective interest rate method. At June 30, 2008, the estimated fair value of our long-term debt was $4,370 million (December 31, 2007 - $4,692 million) as compared to the carrying value of $4,449 million (December 31, 2007 - $4,610 million). The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

DERIVATIVES

a) TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES The fair value and carrying amounts related to derivative instruments held by our energy marketing operations are as follows:

                                                                   June 30     December 31
                                                                      2008            2007
-------------------------------------------------------------------------------------------
Accounts Receivable                                                    851            334
Deferred Charges and Other Assets (1)                                  500            248
                                                             ------------------------------
    Total Derivative Assets                                          1,351            582
                                                             ==============================

Accounts Payable and Accrued Liabilities                             1,148            413
Deferred Credits and Other Liabilities (1)                             437            163
                                                             ------------------------------
    Total Derivative Liabilities                                     1,585            576
                                                             ==============================

    Total Net Derivatives related to Trading Activities               (234)             6
                                                             ==============================

(1) These derivative contracts settle beyond 12 months and are considered non-current.


b)  TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO NON-TRADING
    ACTIVITIES
The fair value and carrying amounts related to derivative instruments related to non-trading activities are as follows:

                                                                   June 30     December 31
                                                                      2008            2007
-------------------------------------------------------------------------------------------
Accounts Receivable                                                     22              -
Deferred Charges and Other Assets (1)                                   26              1
                                                             ------------------------------
    Total Derivative Assets                                             48              1
                                                             ==============================

Accounts Payable and Accrued Liabilities                                50             28
Deferred Credits and Other Liabilities (1)                              61             51
                                                             ------------------------------
    Total Derivative Liabilities                                       111             79
                                                             ==============================

    Total Net Derivatives related to Non-Trading Activities            (63)           (78)
                                                             ==============================

(1) These derivative contracts settle beyond 12 months and are considered non-current.

CRUDE OIL PUT OPTIONS
In 2008, we purchased put options on approximately 70,000 bbls/d of our 2009 crude oil production. These options establish an annual average Dated Brent floor price of US$60/bbl on these volumes. In 2007, we purchased put options on 36 million barrels or approximately 100,000 bbls/d of our 2008 crude oil production. These options establish an annual average Dated Brent floor price of US$50/bbl on these volumes.

The put options are carried at fair value within amounts receivable and are classified as long-term or short-term based on their anticipated settlement date. Any change in fair value is included in marketing and other income.

                                                Notional                                        Average                  Fair
                                                 Volumes                    Term            Floor Price                 Value
------------------------------------------------------------------------------------------------------------------------------
                                                (bbls/d)                                      (US$/bbl)        (Cdn$ millions)
Dated Brent Crude Oil Put Options                100,000                    2008                     50                    -
Dated Brent Crude Oil Put Options                 70,000                    2009                     60                    4
                                                                                                               ---------------
                                                                                                                           4
                                                                                                               ===============

FIXED-PRICE NATURAL GAS CONTRACTS AND NATURAL GAS SWAPS
We have fixed-price natural gas sales contracts and offsetting natural gas swaps that are not part of our trading activities. These sales contracts and swaps are carried at fair value and are classified as long-term or short-term based on their anticipated settlement date. Any change in fair value is included in marketing and other income.

                                               Notional                                         Average                 Fair
                                                Volumes                      Term                 Price                Value
-----------------------------------------------------------------------------------------------------------------------------
                                                 (Gj/d)                                          ($/Gj)      (Cdn$ millions)
Fixed-Price Natural Gas Contracts                15,514                      2008                  2.46                 (50)
                                                 15,514               2009 - 2010           2.56 - 2.77                 (61)
Natural Gas Swaps                                15,514                      2008                  7.60                  22
                                                 15,514               2009 - 2010                  7.60                  22
                                                                                                              ----------------
                                                                                                                        (67)
                                                                                                              ================

c)  FAIR VALUE OF DERIVATIVES
Wherever possible, the estimated fair value of our derivative instruments is based on quoted market prices, and if not available, on estimates from third-party brokers. We utilize market data or assumptions that market participants would use when pricing the asset or liability, including assumptions about risk. As a basis for establishing fair value, we utilize a mid-market pricing convention between bid and ask and then adjust our pricing to the ask price when we have a net open sell position and the bid price when we have a net open buy position. We incorporate the credit risk associated with counterparty default into our estimates of fair value. Inputs to fair valuations may be readily observable, market-corroborated, or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs wherever possible and minimize the use of unobservable inputs. To value longer-term transactions and transactions in less active markets for which pricing information is not generally available, unobservable inputs may be used.

We classify the fair value of our derivatives according to the following hierarchy based on the amount of observable inputs used to value the instruments.

    o Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and we use information from markets such as the New York Mercantile Exchange and the International Petroleum Exchange.

    o Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 valuations are based on inputs, including quoted forward prices for commodities, time value, volatility factors, and broker quotations, which can be observed or corroborated in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter physical forwards and options. We obtain information from sources such as the Natural Gas Exchange, independent price publications and over-the-counter broker quotes.

    o Level 3 - Valuations in this level are based on inputs which are less observable, unavailable or where the observable data does not support the majority of the instrument's fair value. Level 3 instruments include longer-term transactions, transactions in less active markets or transactions at locations for which pricing information is not available. In these instances, internally developed methodologies are used to determine fair value which primarily includes extrapolation of observable future prices to similar locations, similar instruments or later time periods.

The following table includes our derivatives that are carried at fair value on a recurring basis for our trading and non-trading activities as at June 30, 2008. Financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

                                                               Level 1    Level 2     Level 3      Total
---------------------------------------------------------------------------------------------------------
Net Derivatives
    Trading Derivatives                                             15      (238)        (11)       (234)
    Non-Trading Derivatives                                          -       (63)         -          (63)
                                                             --------------------------------------------
    Total Net Derivatives                                           15      (301)        (11)       (297)
                                                             ============================================

A reconciliation of changes in the fair value of our derivatives classified as Level 3 for the six months ended June 30, 2008 is provided below:

                                                                                                  Level 3
----------------------------------------------------------------------------------------------------------
Fair Value at January 1, 2008                                                                          (7)
    Realized and unrealized gains (losses)                                                             (8)
    Purchases, issuances and settlements                                                               (2)
    Transfers in and/or out of Level 3                                                                  6
                                                                                                ----------
Fair Value at June 30, 2008                                                                           (11)
                                                                                                ==========

Unsettled gains (losses) relating to instruments still held as of June 30, 2008                        (2)
                                                                                                ==========

Transfers in and/or out represent existing assets and liabilities that were either previously categorized as a higher level for which the inputs became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period.

12. RISK MANAGEMENT

(a) MARKET RISK

We invest in significant capital projects, purchase and sell commodities, issue short and long-term debt, including amounts in foreign currencies, and invest in foreign operations. These activities expose us to market risk from changes in commodity prices, foreign exchange rates and interest rates, which affect our earnings and the value of the financial instruments we hold. We use derivatives for trading and non-trading purposes as part of our overall risk management policy to manage exposures to market risk that result from these activities.

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

Our energy marketing group markets and trades crude oil, natural gas, NGLs, ethanol and power through physical purchase and sales contracts, as well as financial commodity contracts. These activities expose us to commodity price risk, as well as foreign currency risk and volatility within these markets. Our energy marketing group actively manages risk by utilizing energy and currency derivatives. We typically take advantage of location, time and quality spreads using physical and financial contracts. Our marketing group also tries to take advantage of volatility within commodity markets and can establish net open commodity positions to take advantage of existing market conditions.

Volatility within various commodity markets can vary and change over time. While this volatility gives us opportunities, it can also cause our results to vary significantly between periods. We attempt to manage the associated risk and take on positions based on market intelligence; however, it is possible that we could incur financial loss.

Open positions exist when not all contracted purchases and sales terms have been matched. These net open positions allow us to generate income, but also expose us to risk of loss due to fluctuating market prices (market risk sensitivities in our portfolio).

We manage the level of market risk through daily monitoring of our energy trading activities relative to:

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

VaR is a statistical estimate assuming normal market conditions exist. Our VaR calculation estimates the maximum probable loss, given a 95% confidence level that we would incur if we were to unwind our outstanding positions over a two-day period. We estimate VaR primarily by using the Variance-Covariance method based on historical commodity price volatility, correlation inputs where available and by historical simulation in other situations. Our estimate is based upon the following key assumptions:

    o  changes  in   commodity   prices   follow  a   statistical   pattern  of
       distribution;

    o  price volatility remains stable; and

    o  price correlation relationships remain stable.

If a severe market shock occurred, the key assumptions underlying our VaR estimate could be exceeded and the potential loss could be greater than our estimate. We also use stress testing using extreme market movements which complements our VaR estimates. Stress testing is used to quantify potential unexpected losses from low probability market movements. Our VaR analysis incorporates our derivative positions, non-derivative transportation and storage contracts and assets, as well as our commodity trading inventories.

Our quarter end, high, low, and average VaR amounts for the three and six months ended June 30 are as follows:

                                                           Three Months              Six Months
                                                           Ended June 30            Ended June 30
                                                         2008         2007         2008         2007
-----------------------------------------------------------------------------------------------------
Value-at-Risk
   Quarter End                                             31           34           31           34
   High                                                    40           38           40           38
   Low                                                     29           24           21           24
   Average                                                 34           30           32           29
                                                   --------------------------------------------------

FOREIGN CURRENCY RISK
Foreign exchange risk is created by fluctuations in the fair values or cash flows of financial instruments due to changes in foreign exchange rates. A substantial portion of our activities are transacted in or referenced to US dollars including:

    o  sales of crude oil, natural gas and certain chemicals products;

    o capital spending and expenses for our oil and gas, Syncrude and chemicals operations;

    o commodity derivative contracts used primarily by our energy marketing group; and

    o  short-term and long-term borrowings.

In our oil and gas operations, we manage our exposure to fluctuations between the US and Canadian dollar by matching our expected net cash flows and borrowings in the same currency. Net revenue from our foreign operations and our US-dollar borrowings are generally used to fund US-dollar capital expenditures and debt repayments. We maintain revolving Canadian and US-dollar borrowing facilities that can be used or repaid depending on expected net cash flows. We designate our US-dollar borrowings as a hedge against our US-dollar net investment in self-sustaining foreign operations. At June 30, 2008, we had US$4,443 million of long-term debt issued in US dollars and a one cent change in the US dollar to Canadian dollar exchange rate would increase or decrease our accumulated other comprehensive income by approximately $45 million, before income tax.

In our energy marketing group, the majority of the financial commodity contracts are denominated in US dollars. We enter into US-dollar forward contracts and swaps to manage this exposure.

We also have exposures to currencies other than the US dollar. A portion of our United Kingdom operating expenses, capital spending and future asset retirement obligations are denominated in British pounds and Euros. We do not have any material exposure to highly inflationary foreign currencies.

(b) CREDIT RISK

Credit risk affects both our trading and non-trading activities and is the risk of loss if counterparties do not fulfill their contractual obligations. The majority of our accounts receivable are with counterparties in the energy industry and are subject to normal industry credit risk. This concentration of risk within the energy industry is reduced because of our broad base of domestic and international counterparties. We assess the financial strength of our counterparties, including those involved in marketing and other commodity arrangements, and we limit the total exposure to individual counterparties. As well, a number of our contracts contain provisions that allow us to demand the posting of collateral in the event of a downgrade to a non-investment grade credit rating. Credit risk, including credit concentrations, is routinely reported to our management. We also use standard agreements that allow for the netting of exposures associated with a single counterparty. We believe this minimizes our overall credit risk. However, there can be no assurance that these processes will protect us against all losses from non-performance.

At June 30, 2008:

    o  over 97% of our credit exposures were investment grade; and

    o only one counterparty individually made up more than 10% of our credit exposure. This counterparty was investment grade.

Our maximum counterparty credit exposure at the balance sheet date consists primarily of the carrying amounts of non-derivative financial assets such as accounts receivable, as well as the fair value of derivative financial assets. There are no significant amounts past due or impaired at the balance sheet date. Collateral received from customers at June 30, 2008 includes $132 million of cash and $239 million of letters of credit related to our trading activities and the cash received is included in our accounts payable and accrued liabilities.

(c) LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We require liquidity specifically to fund capital requirements, satisfy financial obligations as they become due, and to engage in our energy marketing business. We generally rely on operating cash flows to provide liquidity and we also maintain significant undrawn committed credit facilities. At June 30, 2008, we had unsecured term credit facilities of $3.1 billion available until 2012. At June 30, 2008, no amounts were drawn on these facilities; however, $229 million of the facilities were used to support outstanding letters of credit. We also had $656 million of undrawn, uncommitted, unsecured credit facilities, of which $21 million was supporting letters of credit at June 30, 2008.

The following table details the contractual maturities for our non-derivative financial liabilities, including both the principal and interest cash flows at June 30, 2008:

                                                            Less than                              Greater than
                                                 Total         1 Year     1-3 Years     4-5 Years       5 Years
----------------------------------------------------------------------------------------------------------------
Long-Term Debt                                   4,526              -             -           197         4,329
Interest on Long-Term Debt (1)                   6,493            176           544           544         5,229
                                              ------------------------------------------------------------------
Total                                           11,019            176           544           741         9,558
                                              ==================================================================

(1) Excludes interest on term credit facilities of $3.1 billion and Canexus LP term credit facilities of $410 million as the amounts drawn on the facilities fluctuate. As a result, we are unable to provide a reasonable estimate of the interest.

The following table details contractual maturities for our derivative financial liabilities. The balance sheet amounts for derivative financial liabilities included below are not materially different from the contractual amounts due on maturity.

                                                            Less than                              Greater than
                                                 Total         1 Year     1-3 Years     4-5 Years       5 Years
----------------------------------------------------------------------------------------------------------------
Trading Derivatives                                1,585        1,148           437            -             -
Non-Trading Derivatives                              111           50            61            -             -
                                              ------------------------------------------------------------------
Total                                              1,696        1,198           498            -             -
                                              ==================================================================

The commercial agreements our energy marketing group enters into often include financial assurance provisions that allow us and our counterparties to effectively manage credit risk. The agreements normally require collateral to be posted if an adverse credit-related event, such as a drop in credit ratings, occurs. Based on contracts in place and commodity prices at June 30, 2008, we could be required to post collateral of up to $2.2 billion if we were downgraded to non-investment grade. These obligations are reflected on our balance sheet. The posting of collateral merely secures the payment of such amounts.

At June 30, 2008, collateral posted with counterparties includes $90 million of cash and $35 million of letters of credit related to our trading activities. Cash posted is included with our accounts receivable. Letters of credit issued cannot be drawn on unless there has been default, which would have to be proven to the bank in order for them to release the funds. Cash collateral is not normally applied to contract settlement. Once a contract has been settled, the collateral amounts are refunded. If there is a default, the cash is retained.

Our   exchange-traded   derivative   contracts   are  also  subject  to  margin
requirements. We have margin deposits of $263 million (December 31, 2007 - $203 million), which have been included in restricted cash.


13. SHAREHOLDERS' EQUITY

DIVIDENDS
During the quarter, the Board of Directors declared an increase in the quarterly dividend to $0.05 per common share, payable on July 1, 2008 (2007 - $0.025). Dividends for the six months ended June 30, 2008 were $0.075 (2007 - $0.05). Dividends paid to holders of common shares have been designated as "eligible dividends" for Canadian tax purposes.


14. EARNINGS PER COMMON SHARE

We calculate basic earnings per common share using net income and the weighted-average number of common shares outstanding. We calculate diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

                                                                      Three Months              Six Months
                                                                      Ended June 30             Ended June 30
(millions of shares)                                                2008         2007          2008        2007
-----------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                530.0        527.0        529.5        526.5
Shares issuable pursuant to tandem options                           24.9         26.9         25.7         27.6
Shares notionally purchased from proceeds of tandem options         (14.4)       (15.6)       (16.4)       (15.4)
                                                             ----------------------------------------------------
Weighted-average number of diluted common shares outstanding        540.5        538.3        538.8        538.7
                                                             ====================================================

In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2008, we excluded 1,667 and 25,833 tandem options, respectively, because their exercise price was greater than the average common share market price in the period. In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2007, we excluded 36,000 and 37,667 tandem options respectively, because their exercise price was greater than the average common share market price in the period. During the periods presented, outstanding tandem options were the only potential dilutive instruments.


15. CASH FLOWS

(a) CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                      Three Months              Six Months
                                                                     Ended June 30             Ended June 30
                                                                   2008         2007         2008         2007
---------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                334          360          698          694
Stock-Based Compensation                                            259          (70)         200          (26)
Future Income Taxes                                                (139)         126          (62)         161
Change in Fair Value of Crude Oil Put Options                        10            4           10           20
Net Income Attributable to Non-Controlling Interests                  1            5            2            8
Other                                                                 6           22            6           25
                                                             --------------------------------------------------
Total                                                               471          447          854          882
                                                             ==================================================

(b) CHANGES IN NON-CASH WORKING CAPITAL

                                                                                     Three Months              Six Months
                                                                                     Ended June 30            Ended June 30
                                                                                   2008         2007         2008        2007
------------------------------------------------------------------------------------------------------------------------------
   Accounts Receivable                                                             (878)        (142)      (1,324)        (67)
   Inventories and Supplies                                                        (310)        (244)        (388)       (179)
   Other Current Assets                                                              (6)          15          (16)         11
   Accounts Payable and Accrued Liabilities                                       1,040           52        1,358         (60)
   Income Taxes Payable                                                             309            2          674          56
   Accrued Interest Payable                                                         (12)          29            1          11
   Dividends Payable                                                                 13            -           13           -
                                                                            --------------------------------------------------
Total                                                                               156         (288)         318        (228)
                                                                            ==================================================

Relating to:
   Operating Activities                                                             232         (304)         372        (272)
   Investing Activities                                                             (76)          16          (54)         44
                                                                            --------------------------------------------------
Total                                                                               156         (288)         318        (228)
                                                                            ==================================================

(c) OTHER CASH FLOW INFORMATION

                                                                                     Three Months              Six Months
                                                                                     Ended June 30            Ended June 30
                                                                                   2008         2007         2008        2007
------------------------------------------------------------------------------------------------------------------------------
Interest Paid                                                                        82           55          148         156
Income Taxes Paid                                                                    76          100          161         157
                                                                            --------------------------------------------------

Cash flow from other operating activities includes cash outflows related to geological and geophysical expenditures of $24 million for the three months ended June 30, 2008 (2007 - $50 million) and $34 million for the six months ended June 30, 2008 (2007 - $60 million).

16.  MARKETING AND OTHER INCOME

                                                                                     Three Months              Six Months
                                                                                     Ended June 30            Ended June 30
                                                                                   2008         2007        2008          2007
-------------------------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                                               21          284         232           531
Change in Fair Value of Crude Oil Put Options                                       (10)          (4)        (10)          (20)
Interest                                                                              3           10          13            19
Foreign Exchange Losses                                                              (6)         (38)         (1)          (43)
Other                                                                                26           47          22            60
                                                                            ---------------------------------------------------
Total                                                                                34          299         256           547
                                                                            ===================================================

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

THREE MONTHS ENDED JUNE 30, 2008

                                                                                                               Corporate
                                                                                  Energy                             and
 (Cdn$ millions)                              Oil and Gas                      Marketing    Syncrude  Chemicals    Other      Total
------------------------------------------------------------------------------------------------------------------------------------
                                                  United     United      Other
                               Yemen   Canada     States    Kingdom  Countries (1)
                              ----------------------------------------------------
 Net Sales                       319      206        198        973        54         21         189        111        -      2,071
 Marketing and Other               3        1          3         10         1         21           -          6      (11) (2)    34
                              ------------------------------------------------------------------------------------------------------
 Total Revenues                  322      207        201        983        55         42         189        117      (11)     2,105

  Less: Expenses
   Operating                      45       47         24         63         2         14          78         75        -        348
   Depreciation, Depletion,
    Amortization and
     Impairment                   40       47         62        143         4          4          12         11       11        334
   Transportation and Other        2        5          -          -         -        166           2         10       10        195
   General and Administrative(3)  13       78         45         13        58         41           -          8      162        418
   Exploration                     -       32         23         17        29 (4)      -           -          -        -        101
   Interest                        -        -          -          -         -          -           -          2       14         16
                              ------------------------------------------------------------------------------------------------------
 Income (Loss)
   before Income Taxes           222       (2)        47        747       (38)      (183)         97         11     (208)       693
  Less: Provision for
   (Recovery of) Income Taxes     78       (1)        17        378        (3)       (53)         27          3     (134)       312
  Less: Non-Controlling
   Interests                       -       -           -          -         -          -          -           1        -          1
                              ------------------------------------------------------------------------------------------------------
 Net Income (Loss)               144       (1)        30        369       (35)      (130)         70          7      (74)       380
                              ======================================================================================================


 Identifiable Assets             340    6,092 (5)  1,856      4,911       494      5,551 (6)   1,256        525      679     21,704
                              ======================================================================================================

 Capital Expenditures
  Development and Other           14      259         55        121        10          1          11         20        9        500
  Exploration                      4       26         42         55         9          -           -          -        -        136
  Proved Property Acquisition      -        2          -          -         -          -           -          -        -          2
                              ------------------------------------------------------------------------------------------------------
                                  18      287         97        176        19          1          11         20        9        638
                              ======================================================================================================

 Property, Plant and Equipment
  Cost                         2,284    7,424      3,480      5,128       310        264       1,348        866      312     21,416
  Less: Accumulated DD&A       2,088    1,682      1,937      1,235        88         68         223        483      187      7,991
                              ------------------------------------------------------------------------------------------------------
 Net Book Value                  196    5,742 (5)  1,543      3,893       222        196       1,125        383      125     13,425
                              ======================================================================================================

(1) Includes results of operations from producing activities in Colombia.

(2) Includes interest income of $3 million, foreign exchange losses of $6 million, decrease in the fair value of crude oil put options of $10 million and other gains of $2 million.

(3) Includes stock-based compensation expense of $328 million.

(4) Includes exploration activities primarily in Norway and Colombia.

(5) Includes costs of $4,223 million related to our Long Lake Project (Phase 1 and future phases).

(6) Approximately   83%  of  Marketing's   identifiable   assets  are  accounts
    receivable and inventories.

SIX MONTHS ENDED JUNE 30, 2008
                                                                                                             Corporate
                                                                              Energy                               and
 (Cdn$ millions)                              Oil and Gas                  Marketing    Syncrude  Chemicals      Other       Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                  United   United      Other
                               Yemen   Canada     States  Kingdom  Countries (1)
                              ---------------------------------------------------
 Net Sales                       595      353        379    1,912     100         35         347        220          -       3,941
 Marketing and Other               7        1          4       11       1        232           -         (1)         1(2)      256
                              -----------------------------------------------------------------------------------------------------
 Total Revenues                  602      354        383    1,923     101        267         347        219          1       4,197

  Less: Expenses
  Operating                       90       89         48      120       5         23         140        142          -         657
  Depreciation, Depletion,
    Amortization and
     Impairment                   74       94        136      313       8          7          24         21         21         698
  Transportation and Other         4       10          1        -       -        339           7         29 (3)     10         400
  General and Administrative (4)  11       79         51       12      59         67           1         15        178         473
  Exploration                      -       36         29       24      44 (5)      -           -          -          -         133
  Interest                         -        -          -        -       -          -           -          5         38          43
                              -----------------------------------------------------------------------------------------------------
 Income (Loss)
  before Income Taxes            423       46        118    1,454     (15)      (169)        175          7       (246)      1,793
 Less: Provision for
 (Recovery of) Income Taxes      148       13         42      737       -        (52)         49          3       (159)        781
 Less: Non-Controlling
 Interests                         -        -          -        -       -          -           -          2         -            2
                              -----------------------------------------------------------------------------------------------------
 Net Income (Loss)               275       33         76      717     (15)      (117)        126          2        (87)      1,010
                              =====================================================================================================

 Identifiable Assets             340    6,092 (6)  1,856    4,911     494      5,551 (7)   1,256        525        679      21,704
                              =====================================================================================================

 Capital Expenditures
  Development and Other           32      610        134      221      38          1          20         33         13       1,102
  Exploration                      9      112        109       71      19          -           -          -          -         320
  Proved Property Acquisition      -        2          -        -       -          -           -          -          -           2
                              -----------------------------------------------------------------------------------------------------
                                  41      724        243      292      57          1          20         33         13       1,424
                              =====================================================================================================

 Property, Plant and Equipment
  Cost                         2,284    7,424      3,480    5,128     310        264       1,348        866        312      21,416
  Less: Accumulated DD&A       2,088    1,682      1,937    1,235      88         68         223        483        187       7,991
                              -----------------------------------------------------------------------------------------------------
 Net Book Value                  196    5,742 (6)  1,543    3,893     222        196       1,125        383        125      13,425
                              =====================================================================================================

(1) Includes results of operations from producing activities in Colombia.

(2) Includes interest income of $13 million, foreign exchange losses of $1 million, decrease in the fair value of crude oil put options of $10 million and other losses of $1 million.

(3) Includes a severance accrual of $7 million in connection with North Vancouver technology conversion project.

(4) Includes stock-based compensation expense of $287 million.

(5) Includes exploration activities primarily in Norway and Colombia.

(6) Includes costs of $4,223 million related to our Long Lake Project (Phase 1 and future phases).

(7) Approximately   83%  of  Marketing's   identifiable   assets  are  accounts
    receivable and inventories.

THREE MONTHS ENDED JUNE 30, 2007
                                                                                                             Corporate
                                                                               Energy                              and
 (Cdn$ millions)                              Oil and Gas                   Marketing    Syncrude   Chemicals    Other        Total
------------------------------------------------------------------------------------------------------------------------------------
                                              United     United      Other
                               Yemen  Canada  States    Kingdom  Countries (1)
                              ------------------------------------------------
 Net Sales                       288      113        148      592       35          7         115         101        -        1,399
 Marketing and Other               3        3          -       24        -        284           -          17      (32) (2)     299
                              ------------------------------------------------------------------------------------------------------
 Total Revenues                  291      116        148      616       35        291         115         118      (32)       1,698

 Less: Expenses
  Operating                       42       42         26       53        2          6          51          67        -          289
  Depreciation, Depletion,
    Amortization and
     Impairment                   64       41         62      158        3          3          12          11        6          360
  Transportation and Other         1        6          -        -        -        189           4           8        2          210
  General and Administrative (3)  (4)       8         (5)      (3)       1         23           -           8       10           38
  Exploration                      2        9         49       18       27 (4)      -           -           -        -          105
  Interest                         -        -          -        -        -          -           -           3       43           46
                              ------------------------------------------------------------------------------------------------------
 Income (Loss)
  before Income Taxes            186       10         16      390        2         70          48          21      (93)         650
 Less: Provision for
 (Recovery
  of) Income Taxes                64        2          -      202        9         26          13           6      (45)         277
 Less: Non-Controlling
  Interests                        -       -           -        -        -          -          -            5        -            5
                              ------------------------------------------------------------------------------------------------------
 Net Income (Loss)               122        8         16      188       (7)        44          35          10      (48)         368
                              ======================================================================================================

 Identifiable Assets             441    4,543 (5)  1,581    5,107      258      3,355 (6)   1,186         495      228       17,194
                              ======================================================================================================

 Capital Expenditures
  Development and Other           31      316        128      158        7          1           8          14       12          675
  Exploration                      5       12         49       17       16          -           -           -        -           99
  Proved Property Acquisitions     -        -          -       45 (7)    -          -           -           -        -           45
                              ------------------------------------------------------------------------------------------------------
                                  36      328        177      220       23          1           8          14       12          819
                              ======================================================================================================

 Property, Plant and Equipment
  Cost                         2,260    5,920      2,878    4,702      241        229       1,314         802      303       18,649
  Less: Accumulated DD&A       2,012    1,521      1,406      636       77         52         196         444      158        6,502
                              ------------------------------------------------------------------------------------------------------
 Net Book Value                  248    4,399 (5)  1,472    4,066      164        177       1,118         358      145       12,147
                              ======================================================================================================

(1) Includes results of operations from producing activities in Colombia.

(2) Includes interest income of $10 million, foreign exchange losses of $38 million and decrease in the fair value of crude oil put options of $4 million.

(3) Includes recovery of stock-based compensation of $55 million.

(4) Includes exploration activities primarily in Nigeria, Norway and Colombia.

(5) Includes costs of $3,028 million related to our Long Lake Project, which are not being depreciated, depleted or amortized.

(6) Approximately   81%  of  Marketing's   identifiable   assets  are  accounts
    receivable  and  inventories.

(7) Includes acquisition of additional interests in the Scott and Telford fields.

SIX MONTHS ENDED JUNE 30, 2007

                                                                                                              Corporate
                                                                                  Energy                           and
 (Cdn$ millions)                              Oil and Gas                      Marketing    Syncrude  Chemicals    Other    Total
------------------------------------------------------------------------------------------------------------------------------------

                                                  United    United      Other
                               Yemen   Canada     States   Kingdom  Countries (1)
                              ---------------------------------------------------
 Net Sales                       531      228        316       936         64         23         234        207        -       2,539
 Marketing and Other               6        4          -        28          -        531           -         22      (44) (2)    547
                              ------------------------------------------------------------------------------------------------------
 Total Revenues                  537      232        316       964         64        554         234        229      (44)      3,086

 Less: Expenses
  Operating                       84       81         54       106          4         19          98        133        -         579
  Depreciation, Depletion,
    Amortization and
     Impairment                  122       82        146       272          6          7          25         22       12         694
  Transportation and Other         4       13          -         -          -        409           9         19        2         456
  General and Admin-
   istrative (3)                  (3)      40         14         2         25         53           -         17       92         240
  Exploration                      5       14         62        38         35 (4)      -           -          -        -         154
  Interest                         -        -          -         -          -          -           -          6       88          94
                              ------------------------------------------------------------------------------------------------------
 Income (Loss)
  before Income Taxes            325        2         40       546         (6)        66         102         32     (238)        869
 Less: Provision for
 (Recovery
  of) Income Taxes               113        -         14       284          7         26          30          9     (111)        372
 Less: Non-Controlling
  Interests                        -       -           -         -          -          -          -           8        -           8
                              ------------------------------------------------------------------------------------------------------
 Net Income (Loss)               212        2         26       262        (13)        40          72         15     (127)        489
                              ======================================================================================================

 Identifiable Assets             441    4,543 (5)  1,581     5,107        258      3,355 (6)   1,186        495      228      17,194
                              ======================================================================================================

 Capital Expenditures
  Development and Other           63      672        267       298         15          1          15         26       20       1,377
  Exploration                     10       45         63        63         26          -           -          -        -         207
  Proved Property Acquisitions     -        -          -        46 (7)      -          -           -          -        -          46
                              ------------------------------------------------------------------------------------------------------
                                  73      717        330       407         41          1          15         26       20       1,630
                              ======================================================================================================

 Property, Plant and Equipment
  Cost                         2,260    5,920      2,878     4,702        241        229       1,314        802      303      18,649
  Less: Accumulated DD&A       2,012    1,521      1,406       636         77         52         196        444      158       6,502
                              ------------------------------------------------------------------------------------------------------
 Net Book Value                  248    4,399 (5)  1,472     4,066        164        177       1,118        358      145      12,147
                              ======================================================================================================

(1) Includes results of operations from producing activities in Colombia.

(2) Includes interest income of $19 million, foreign exchange losses of $43 million and decrease in the fair value of crude oil put options of $20 million.

(3) Includes stock-based compensation expense of $61 million.

(4) Includes exploration activities primarily in Nigeria, Norway and Colombia.

(5) Includes costs of $3,028 million related to our Long Lake Project, which are not being depreciated, depleted or amortized.

(6) Approximately   81%  of  Marketing's   identifiable   assets  are  accounts
    receivable  and  inventories.

(7) Includes acquisition of additional interests in the Scott and Telford fields.

19.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statement of Income and Balance Sheet and summaries of differences from Canadian GAAP are as follows:

(a)  UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP FOR THE THREE AND SIX
     MONTHS ENDED JUNE 30

                                                                    Three Months               Six Months
                                                                    Ended June 30             Ended June 30
(Cdn$ millions, except per share amounts)                         2008         2007         2008         2007
--------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
    Net Sales                                                    2,071        1,399        3,941        2,539
    Marketing and Other (vii); (viii)                             (102)         299          104          545
                                                             -------------------------------------------------
                                                                 1,969        1,698        4,045        3,084
                                                             -------------------------------------------------
EXPENSES
    Operating (ii)                                                 347          296          657          592
    Depreciation, Depletion, Amortization and Impairment           334          360          698          694
    Transportation and Other (viii)                                191          210          396          456
    General and Administrative (iii)                               390           51          452          250
    Exploration                                                    101          105          133          154
    Interest                                                        16           46           43           94
                                                             -------------------------------------------------
                                                                 1,379        1,068        2,379        2,240
                                                             -------------------------------------------------

INCOME BEFORE INCOME TAXES                                         590          630        1,666          844
                                                             -------------------------------------------------

PROVISION FOR INCOME TAXES
    Current                                                        451          151          843          211
    Deferred (i) - (vii)                                          (180)         120         (114)         153
                                                             -------------------------------------------------
                                                                   271          271          729          364
                                                             -------------------------------------------------

NET INCOME BEFORE NON-CONTROLLING INTERESTS                        319          359          937          480
    Net Income Attributable to Non-Controlling Interests            (1)          (5)          (2)          (8)
                                                             -------------------------------------------------

NET INCOME - US GAAP (1)                                           318          354          935          472
                                                             =================================================

EARNINGS PER COMMON SHARE ($/share)
    Basic (Note 14)                                               0.60         0.67         1.77         0.90
                                                             =================================================

    Diluted (Note 14)                                             0.59         0.66         1.74         0.88
                                                             =================================================

Note:
(1) RECONCILIATION OF CANADIAN AND US GAAP NET INCOME
                                                                     Three Months                Six Months
                                                                     Ended June 30             Ended June 30
                                                                   2008         2007         2008         2007
---- ----------------------------------------------------------------------------------------------------------
     Net Income - Canadian GAAP                                     380          368        1,010          489
     Impact of US Principles, Net of Income Taxes:
        Ineffective Portion of Cash Flow Hedges (i)                   -            -            -           (2)
        Pre-operating Costs (ii)                                      -           (5)           -           (8)
        Inventory Valuation (vii)                                   (83)           -          (90)           -
        Stock-based Compensation (iii)                               20           (9)          15           (7)
        Other                                                         1            -            -            -
                                                              -------------------------------------------------
     Net Income - US GAAP                                           318          354          935          472
                                                              =================================================

(b)  UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                              June 30    December 31
(Cdn$ millions, except share amounts)                                            2008           2007
----------------------------------------------------------------------------------------------------
ASSETS
    CURRENT ASSETS
      Cash and Cash Equivalents                                                  614           206
      Restricted Cash                                                            263           203
      Accounts Receivable                                                      4,909         3,502
      Inventories and Supplies (vii)                                             886           615
      Other                                                                      109            89
                                                                       -----------------------------
        Total Current Assets                                                   6,781         4,615
                                                                       -----------------------------

    PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $8,384 (December 31, 2007 - $7,588) (ii); (v)          13,376        12,449
    GOODWILL                                                                     335           326
    DEFERRED INCOME TAX ASSETS                                                   268           268
    DEFERRED CHARGES AND OTHER ASSETS                                            703           324
                                                                       -----------------------------
TOTAL ASSETS                                                                  21,463        17,982
                                                                       =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
      Accounts Payable and Accrued Liabilities (iii)                           5,781         4,188
      Income Taxes Payable                                                       730            45
      Accrued Interest Payable                                                    55            54
      Dividends Payable                                                           27            13
                                                                       -----------------------------
        Total Current Liabilities                                              6,593         4,300
                                                                       -----------------------------

    LONG-TERM DEBT                                                             4,449         4,610
    DEFERRED INCOME TAX LIABILITIES (i) - (vii)                                2,152         2,230
    ASSET RETIREMENT OBLIGATIONS                                                 934           792
    DEFERRED CREDITS AND LIABILITIES (iv)                                        856           534
    NON-CONTROLLING INTERESTS                                                     62            67
    SHAREHOLDERS' EQUITY
      Common Shares, no par value
        Authorized:   Unlimited
        Outstanding:  2008 - 530,282,975 shares
                      2007 - 528,304,813 shares                                  972           917
      Contributed Surplus                                                          2             3
      Retained Earnings (i) - (vii)                                            5,771         4,876
      Accumulated Other Comprehensive Loss (i); (iv)                            (328)         (347)
                                                                       -----------------------------
          Total Shareholders' Equity                                           6,417         5,449
                                                                       -----------------------------
     COMMITMENTS, CONTINGENCIES AND GUARANTEES

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    21,463        17,982
                                                                       =============================

(c)  UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP
     FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                            Three Months              Six Months
                                                            Ended June 30            Ended June 30
(Cdn$ millions)                                           2008         2007        2008         2007
-----------------------------------------------------------------------------------------------------
Net Income - US GAAP                                       318          354         935          472
Other Comprehensive Income, Net of Income Taxes:
    Foreign Currency Translation Adjustment                 (8)         (86)         19          (92)
    Change in Mark to Market on Cash Flow Hedges (i)         -            -           -          (61)
                                                        ---------------------------------------------
Comprehensive Income                                       310          268         954          319
                                                        =============================================

(d)  UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS -
     US GAAP

                                                                        June 30    December 31
(Cdn$ millions)                                                            2008           2007
-----------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                                    (274)          (293)
Unamortized Defined Benefit Pension Costs (iv)                              (54)           (54)
                                                                    ---------------------------
                                                                           (328)          (347)
                                                                    ===========================

NOTES:

i. Under US GAAP, all derivative instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met. On January 1, 2007, we adopted the equivalent Canadian standard for derivative instruments.

     FUTURE SALE OF GAS INVENTORY: At December 31, 2006, we included $25 million of gains on cash flow hedges in accounts receivable. Accumulated Other Comprehensive Income (AOCI) includes the effective portion of $23 million ($16 million, net of taxes) and $2 million ($2 million, net of taxes) of the ineffective portion was included in our 2006 US GAAP net income. Under Canadian GAAP, these gains were recognized in the first quarter of 2007.

     At June 30, 2008, there were no cash flow hedges in place.

ii. Under Canadian GAAP, we defer certain development costs and all pre-operating revenues and costs to property, plant and equipment. Under US principles, these costs have been included in operating expenses. As a result:

     o operating expenses include pre-operating costs of $7 million and $13 million for the three and six months ended June 30, 2007, respectively ($5 million and $8 million, respectively, net of income taxes); and

     o property, plant and equipment is lower under US GAAP by $30 million (December 31, 2007 - $30 million).

iii. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. We are also required to accelerate the recognition of stock-based compensation expense for all stock-based awards made to our retirement-eligible employees under Canadian GAAP. However, under US GAAP, the accelerated recognition for such employees is only required for stock-based awards granted on or after January 1, 2006. As a result under US GAAP:

     o general and administrative expense is lower by $28 million and $21 million ($20 million and $15 million, net of income taxes) for the three and six months ended June 30, 2008, respectively (2007 - higher by $13 million and $10 million, respectively, ($9 million and $7 million, respectively, net of income taxes)); and

     o accounts payable and accrued liabilities are higher by $32 million as at June 30, 2008 (December 31, 2007 - $53 million).

iv. On December 31, 2006, we adopted FASB Statement 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS (FAS 158). At June 30, 2008, the unfunded amount of our defined benefit pension plans was $75 million. This amount has been included in deferred credits and other liabilities and $54 million, net of income taxes has been included in AOCI.

v. On January 1, 2003, we adopted FASB Statement 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which results in our property, plant and equipment under US GAAP being lower by $19 million.

vi. On January 1, 2007, we adopted FASB Interpretation 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48) with respect to FAS 109 ACCOUNTING FOR INCOME TAXES regarding accounting and disclosure for uncertain tax positions. On the adoption of FIN 48, we recorded a cumulative effect of a change in accounting principle of $28 million. This amount increased our deferred income tax liabilities, with a corresponding decrease to our retained earnings as at January 1, 2007 in our US GAAP - Unaudited Consolidated Balance Sheet. As at June 30, 2008, the total amount of our unrecognized tax benefit was approximately $225 million, all of which, if recognized, would affect our effective tax rate. As at June 30, 2008, the total amount of interest and penalties in relation to uncertain tax positions recognized in deferred income tax liabilities in the US GAAP -Unaudited Consolidated Balance Sheet is approximately $11 million. We had no interest or penalties in the US GAAP - Unaudited Consolidated Statement of Income for the first half of 2008. Our income tax filings are subject to audit by taxation authorities and as at June 30, 2008 the following tax years remained subject to examination; (i) Canada - 1985 to date, (ii) United Kingdom - 2002 to date and (iii) United States - 2004 to date. We do not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next twelve months.

vii. Under Canadian GAAP, we began carrying our commodity inventory held for trading purposes at fair value, less any costs to sell, effective October 31, 2007. Under US GAAP, we are required to carry this inventory at the lower of cost or net realizable value. As a result:

      o marketing and other income is lower by $132 million and $148 million ($83 million and $90 million, net of income taxes) for the three months and six months ended June 30, 2008, respectively; and

      o inventories are lower by $192 million as at June 30, 2008 (December 31, 2007 - $44 million).

viii. Under US GAAP, asset disposition gains and losses are included with transportation and other expense. Gains of $4 million for the three and six months ended June 30, 2008 were reclassified from marketing and other income to transportation and other expense ($nil for the three and six months ended June 30, 2007).


CHANGES IN ACCOUNTING POLICIES - US GAAP
On January 1, 2008, we adopted FASB Statement 157 FAIR VALUE MEASUREMENTS which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement did not have a material impact on our results of operations or financial position. The additional disclosures required by the statement are included in Note 11.


NEW ACCOUNTING PRONOUNCEMENTS - US GAAP
Effective December 31, 2006, we adopted the recognition and disclosure provisions of FASB Statement 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS. This statement also requires measurement of the funded status of a plan as of the balance sheet date. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. We do not expect the adoption of the change in measurement date in 2008 will have a material impact on our results of operations or financial position.

In December 2007, FASB issued Statement 141 (revised), BUSINESS COMBINATIONS. Statement 141 establishes principles and requirements of the acquisition method for business combinations and related disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 19 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS JULY 16, 2008.

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

EXECUTIVE SUMMARY OF SECOND QUARTER RESULTS
                                                                 Three Months              Six Months
                                                                 Ended June 30             Ended June 30
(Cdn$ millions)                                                2008         2007         2008         2007
-----------------------------------------------------------------------------------------------------------
Net Income                                                      380          368        1,010          489
Earnings per Common Share, Basic ($/share)                     0.72         0.70         1.91         0.93
Cash Flow from Operating Activities                           1,163          582        2,331        1,030

Production, before Royalties (mboe/d)                           254          253          261          246
Production, after Royalties (mboe/d)                            211          208          217          199
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)        108.26        68.48        96.36        63.95

Capital Investment                                              638          819        1,424        1,630
Net Debt (1)                                                  3,835        4,755        3,835        4,755
                                                          -------------------------------------------------

Note:
(1) Net debt is defined as long-term debt and short-term borrowings less cash and cash equivalents.

Record commodity prices contributed to strong net income and generated over a billion dollars of cash flow from operating activities. WTI and Dated Brent increased 27% and 25%, respectively during the quarter to average US$123.98/bbl and US$121.38/bbl. Our average realized oil and gas price increased 26% to $108.26/bbl. North Sea production was disrupted by a strike at the Grangemouth refinery which reduced quarterly volumes by approximately 3,000 boe/d. Maintenance activity at Syncrude also contributed to lower volumes. Buzzard and Syncrude have since returned to full production rates.

At Long Lake, we continue to inject steam into the reservoir and currently have 35 of 81 well pairs converted to SAGD operation. The well pairs that have been converted to SAGD operation are currently producing, in aggregate, approximately 13,000 bbls/d (6,500 bbls/d net to us). Commissioning of the Long Lake upgrader is approximately 80% complete and we remain on track for start up late in the third quarter. Buzzard production will be reduced temporarily in the third quarter for planned rig movements and another coker turnaround at Syncrude is planned for later in the third quarter. In the UK North Sea, our Ettrick development is progressing with first production expected in the fourth quarter.

Our net income includes a charge of $328 million for stock-based compensation following a 33% increase in our stock price since the end of the first quarter. Our marketing division reported a loss in the second quarter, primarily related to widening location spreads between western supply regions and eastern consuming markets at a time when we were positioned to take advantage of traditional seasonal narrowing between locations.

Our cash flow from operating activities exceeded capital investment during the quarter by $525 million and in June, we repaid $125 million of long-term debt that was due. Our net debt is $569 million lower than year-end 2007 as a result of our strong financial results.

CAPITAL INVESTMENT

Our strategy and capital programs are focused on growing long-term value for our shareholders responsibly. We are advancing our strategy as described below. In 2008, we are investing in:

     o bringing Phase 1 of our Long Lake project on stream and advancing other phases;

     o   completing our Ettrick development in the UK North Sea;

     o targeting a number of exploration prospects, primarily in the North Sea and Gulf of Mexico; and

     o   advancing our position in the Horn River shale gas resource play.

Details of our capital programs are set out below.

THREE MONTHS ENDED JUNE 30, 2008
                                                          Major      Early Stage      New Growth       Core Asset
(Cdn$ millions)                                     Development      Development     Exploration      Development       Total
------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
     Synthetic (mainly Long Lake)                           187               46               -                -         233
     United Kingdom                                          62                -              55               59         176
     Yemen                                                    -                -               4               14          18
     United States                                            5                -              42               50          97
     Canada                                                   7                2              26               19          54
     Nigeria                                                  6                -               -                -           6
     Other Countries                                          -                -               9                4          13
Syncrude                                                      -                -               -               11          11
                                                 -----------------------------------------------------------------------------
                                                            267               48             136              157         608
Chemicals, Marketing, Corporate and Other                     -                -               -               30          30
                                                 -----------------------------------------------------------------------------
Total Capital                                               267               48             136              187         638
                                                 =============================================================================
As a % of Total Capital                                     42%               8%             21%              29%        100%
                                                 -----------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2008
                                                          Major      Early Stage      New Growth       Core Asset
(Cdn$ millions)                                     Development      Development     Exploration      Development       Total
------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
    Synthetic (mainly Long Lake)                            429              112               2                -         543
    United Kingdom                                          119                -              71              102         292
    Yemen                                                     -                -               9               32          41
    United States                                             7                -             109              127         243
    Canada                                                   19                8             110               44         181
    Nigeria                                                  29                -               1                -          30
    Other Countries                                           -                -              18                9          27
Syncrude                                                      -                -               -               20          20
                                                 -----------------------------------------------------------------------------
                                                            603              120             320              334       1,377
Chemicals, Marketing, Corporate and Other                     -                -               -               47          47
                                                 -----------------------------------------------------------------------------
Total Capital                                               603              120             320              381       1,424
                                                 =============================================================================
As a % of Total Capital                                     42%               8%             23%              27%        100%
                                                 -----------------------------------------------------------------------------

SYNTHETIC
Commissioning of the upgrader is approximately 80% complete and we remain on track for start up late in the third quarter.

We continue to inject steam into the reservoir and currently have 35 of 81 well pairs converted to SAGD operation. While the reservoir is performing well, we have been limited at surface by facility start up issues that have restricted our ability to generate our full complement of steam. Reliability of surface facilities has been impacted by third party power outages, the recalibration of burner tips on the once-through steam generators and downtime associated with the heat exchangers. These issues have all been resolved and steam generation is ramping up to planned rates.

In late June, there was a failure of the main third party transformer at Kinosis which required us to shutdown our SAGD facilities. As a result, bitumen production and steam circulation was temporarily suspended. Production volumes subsequently returned to pre-shutdown levels but this slowed our near-term bitumen ramp up profile.

At this stage of the ramp up process and considering our past steaming constraints, production is meeting expectations with oil rates increasing and steam-oil-ratios (SOR) decreasing. The well pairs that have been converted to SAGD operation are currently producing, in aggregate, approximately 13,000 bbls/d or 6,500 bbls/d net to us, at a combined SOR of about 3.0. The overall SOR of the well pairs on SAGD operation, together with those still circulating steam, is currently ranging between 5.0 and 6.0. This is expected to decrease to our long-term expectation of approximately 3.0 when peak rates are achieved in 2009.

We continue to expect to have sufficient bitumen feedstock to start up the upgrader later this summer. SAGD volumes are expected to continue ramping up through the remainder of 2008 and reach the full design rate of 72,000 bbls/d (36,000 bbls/d net to us) in late 2009.

Excellent progress has been made on upgrader commissioning. Synthetic crude and pentane have been loaded into the OrCrude(TM) unit and testing in this unit is advancing well. Catalyst loading is complete in the hydrocracker and the sulphur recovery units, with these units moving into the final commissioning steps required before start up activities commence. In the gasification unit, automation testing activities are progressing with our licensor, Shell Global Solutions.

As previously announced, a holding tank used to balance liquid oxygen flow between the air separation plant and the gasifier was damaged in the commissioning process. Damage to the tank was limited to the upper section of the tank and we have since replaced this section. Hydrotesting, reinsulation and commissioning of the tank will be completed early in the third quarter. We remain on track to start up the upgrader later this summer. Our start up schedule forecasts production of synthetic crude to ramp up to full rates over a 12 to 18 month period following initial upgrader start up. The upgrader is designed to produce approximately 60,000 bbls/d (30,000 bbls/d net to us) of premium synthetic crude.

Work continues on Phase 2 and our goal is to sanction this phase late this year. However, ultimate timing depends on accumulating sufficient operating history from Phase 1 and receiving clarity on proposed regulatory changes such as climate change. Proposed federal climate change regulations indicate a move towards carbon capture and sequestration of greenhouse gas emissions. With the addition of shift reactors to future phases, our unique process allows for the pre-combustion capture of these emissions for future sequestration.

UNITED KINGDOM - NORTH SEA
During the quarter, we drilled exploration wells in the North Sea at Blackbird and Pink. Blackbird is located 6 km south of Ettrick and, if successful, this prospect could be fast tracked for development given the short distance to the Ettrick floating production, storage and offloading vessel (FPSO). We operate both Ettrick and Blackbird and have an 80% working interest in each.

Pink has been sidetracked and we are currently evaluating the results of this discovery. The Pink well is a candidate for co-development with Golden Eagle. We have a 46% operated working interest in this field.

At Ettrick, delivery of the leased FPSO has taken longer than expected due to third party labour shortages in the Singapore construction yard. The FPSO is designed to handle 30,000 bbls/d of oil and 35 mmcf/d of gas. We expect first production to commence in the fourth quarter with a modest contribution to our annual production volumes.

UNITED STATES - GULF OF MEXICO
In the Eastern Gulf of Mexico, we recently spud the Fredericksburg exploration well. This is the third prospect to be drilled in this area following earlier success at Vicksburg and Shiloh. We have a 20% interest in Fredericksburg and Shiloh, and a 25% interest in Vicksburg, with Shell operating all three. When we combine the discoveries at Shiloh and Vicksburg with several prospects we see on our land holdings, this area has the potential to become a significant part of our Gulf of Mexico business.

Development of the Longhorn discovery is progressing well and first production is expected in 2009 with a peak production rate of approximately 200 mmcf/d gross (50 mmcf/d net to us). We have a 25% non-operated working interest and ENI is the operator.

At Knotty Head, we plan to drill an appraisal well in mid 2009 when the first of our two new deep-water drilling rigs arrives. We have a 25% operated interest in the field.

CANADA
The Horn River basin in northeast British Columbia has the potential to become one of the most significant shale gas plays in North America. Further appraisal activity on our Dilly Creek lands is required before our reserve estimates can be finalized and commerciality established. We have increased our holdings to approximately 88,000 acres in the Dilly Creek area with a 100% working interest. This shale gas play has been compared to the Barnett Shale in Texas by other operators in the area as it displays similar rock properties and play characteristics.

Following the success of last winter's drilling program, we have accelerated the drilling of two horizontal wells which will be fraced and tested this summer. This winter, we are planning an 8 to 16 well drilling and completion program. We have secured access to 70 mmcf/d of pipeline and processing capacity for our shale gas production for a five year period with a renewal option.

In Canada, we have reinstated the investment program for our Mannville CBM development project following modifications to the royalty regime by the Government of Alberta which restored the economics associated with this play. Our CBM production averaged 40 mmcf/d for the quarter. This is a significant increase from last quarter and primarily reflects improved well pumping reliability. We expect to exit the year around 46 mmcf/d as our existing wells dewater and production increases.

OFFSHORE WEST AFRICA
Development of the Usan field, offshore Nigeria has recently commenced. The field development plan includes a FPSO vessel with a storage capacity of two million barrels of oil. All major contracts for deep-water facilities have been awarded and contractors are mobilizing for detailed engineering and project execution. Development of the Usan field commenced earlier this year than we expected and we recently allocated additional capital accordingly. Our investment is expected to be within the range of US$1.6 to US$2.0 billion over the development period. The Usan field is expected to come on stream in early 2012 and will ramp up to a peak production rate of 180,000 bbls/d (36,000 bbls/d net to us).

The Usan field development is located in OML 138 and is covered by the original production sharing contract for OPL 222 issued in 1993, with the Nigerian National Petroleum Corporation as concessionaire. The contract conveys the right to develop and produce crude oil and continue with exploration activity. We are currently processing three-dimensional seismic in anticipation of further exploratory drilling in the area in 2009. The Usan field was discovered in 2002 and is located approximately 100 km offshore in water depths ranging from 750 to 850 meters. Drilling of the development wells is expected to commence next year. Nexen has a 20% interest in exploration and development along with Elf Petroleum Nigeria Limited (20% and Operator), Chevron Petroleum Nigeria Limited (30%) and Esso Exploration and Production Nigeria (Offshore
East) Limited (30%).

FINANCIAL RESULTS

CHANGE IN NET INCOME

                                                                                                 2008 VS. 2007
                                                                                        Three Months            Six Months
(Cdn$ millions)                                                                        Ended June 30         Ended June 30
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME AT JUNE 30, 2007                                                                      368                   489
                                                                                  ===========================================
    Favourable (unfavourable) variances:

       Production Volumes, After Royalties
                  Crude Oil                                                                      (26)                  144
                  Natural Gas                                                                     17                    36
                  Change in Crude Oil Inventory                                                  (76)                  (64)
                                                                                  -------------------------------------------
           Total Volume Variance                                                                 (85)                  116

       Realized Commodity Prices
                  Crude Oil                                                                      680                 1,195
                  Natural Gas                                                                     53                    66
                                                                                  -------------------------------------------
           Total Price Variance                                                                  733                 1,261

       Oil and Gas Operating Expense
                  Conventional                                                                   (16)                  (23)
                  Syncrude                                                                       (27)                  (42)
                                                                                  -------------------------------------------
           Total Operating Expense Variance                                                      (43)                  (65)

       Depreciation, Depletion, Amortization and Impairment
                  Conventional                                                                    32                     3
                  Syncrude                                                                         -                     1
                  Other                                                                           (6)                   (8)
                                                                                  -------------------------------------------
           Total Depreciation, Depletion, Amortization and Impairment Variance                    26                    (4)

       Exploration Expense                                                                         4                    21

       Energy Marketing Contribution                                                            (234)                 (221)

       Chemicals Contribution                                                                    (11)                  (29)

       General and Administrative Expense                                                       (380)                 (233)

       Interest Expense                                                                           30                    51

       Current Income Taxes                                                                     (300)                 (632)
       Future Income Taxes                                                                       265                   223

       Other
                  Decrease in Fair Value of Crude Oil Put Options                                 (6)                   10
                  Other                                                                           13                    23
                                                                                  -------------------------------------------

NET INCOME AT JUNE 30, 2008                                                                      380                 1,010
                                                                                  ===========================================

Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION (BEFORE ROYALTIES) (1)

                                                                                  Three Months               Six Months
                                                                                  Ended June 30             Ended June 30
                                                                                2008         2007         2008         2007
----------------------------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
     United Kingdom                                                            100.3         85.6        103.1           70.7
     Yemen                                                                      57.6         73.3         59.9           75.2
     Canada                                                                     16.4         17.2         16.3           17.5
     United States                                                              11.3         16.0         12.5           18.8
     Other Countries                                                             5.7          6.2          5.8            6.0
     Long Lake Bitumen (2)                                                       3.2            -          1.9              -
Syncrude (mbbls/d) (3)                                                          19.1         19.0         19.2           20.2
                                                                         ----------------------------------------------------
                                                                               213.6        217.3        218.7          208.4
                                                                         ----------------------------------------------------
Natural Gas (mmcf/d)
     Canada                                                                      126          116          127          117
     United States                                                                99           86          105           93
     United Kingdom                                                               19           14           20           14
                                                                         ----------------------------------------------------
                                                                                 244          216          252          224
                                                                         ----------------------------------------------------

Total Production (mboe/d)                                                        254          253          261          246
                                                                         ====================================================

PRODUCTION (AFTER ROYALTIES) (1)

                                                                                  Three Months               Six Months
                                                                                  Ended June 30             Ended June 30
                                                                                2008         2007         2008         2007
----------------------------------------------------------------------------------------------------------------------------
Crude Oil and NGLs (mbbls/d)
     United Kingdom                                                            100.3         85.6        103.1           70.7
     Yemen                                                                      29.2         41.6         30.4           43.3
     Canada                                                                     12.6         13.4         12.4           13.8
     United States                                                               9.7         14.2         10.9           16.8
     Other Countries                                                             5.2          5.7          5.4            5.5
     Long Lake Bitumen (2)                                                       3.2            -          1.9            -
Syncrude (mbbls/d) (3)                                                          15.9         16.4         16.4           17.6
                                                                         ----------------------------------------------------
                                                                               176.1        176.9        180.5          167.7
                                                                         ----------------------------------------------------
Natural Gas (mmcf/d)
     Canada                                                                      108           97          107           96
     United States                                                                85           74           90           80
     United Kingdom                                                               19           14           20           14
                                                                         ----------------------------------------------------
                                                                                 212          185          217          190
                                                                         ----------------------------------------------------

Total Production (mboe/d)                                                        211          208          217          199
                                                                         ====================================================

Notes:
(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Pre-operating revenues and costs associated with Long Lake bitumen are capitalized as development costs.
(3)  Considered a mining operation for US reporting purposes.

LOWER SALES VOLUMES REDUCED NET INCOME FOR THE QUARTER BY $85 MILLION Production before royalties decreased 5% from the prior quarter while remaining consistent with the second quarter of 2007. The decrease from the first quarter was primarily the result of lower rates in the North Sea due to the Grangemouth refinery labour strike in late April. Natural declines in Yemen and the Gulf of Mexico were partially offset by bitumen production at Long Lake, which averaged 3,200 bbls/d in the second quarter. Production after royalties decreased 5% from the prior quarter, while remaining comparable with the second quarter of 2007.

The following table summarizes our production volume changes since the last quarter:

                                                             Before       After
(mboe/d)                                                  Royalties   Royalties
--------------------------------------------------------------------------------
Production, first quarter 2008                                  267         222
    Production changes:
      United Kingdom                                             (6)         (6)
      Yemen                                                      (5)         (3)
      United States                                              (5)         (4)
      Long Lake Bitumen                                           3           2
                                                        ------------------------
Production, second quarter 2008                                 254         211
                                                        ========================

Production  volumes  discussed  in  this  section  represent   before-royalties
volumes, net to our working interest.

UNITED KINGDOM
Buzzard production for the quarter averaged 86,500 boe/d. While this is 27% higher than the second quarter of 2007, it is 5% lower than the prior quarter. The Buzzard platform consistently operates above the original design expectations but production was reduced temporarily in the quarter due to interruptions caused by a strike at the Grangemouth refinery.

In late April, a two day labour strike at the Grangemouth refinery in northeast Scotland shut down the Forties pipeline system and we were required to temporarily shut-in production at Buzzard, Scott/Telford and Farragon. The downtime caused by the strike reduced our quarterly Buzzard production by approximately 3,000 boe/d. In early July, Buzzard was shutdown for three days for a planned rig move and returned to full rates soon after. The shutdown corresponded with maintenance downtime on the Frigg gas pipeline. In August, we have one week of scheduled downtime to move the rig back.

We have commenced work on a fourth platform at Buzzard which will contain production sweetening facilities designed to handle higher levels of hydrogen sulphide previously identified in the reservoir. Our share of the projected cost of the fourth platform is expected to be between US$350 million and US$400 million and is expected to be in service in 2010.

In addition to the temporary shut down of the Forties pipeline caused by the Grangemouth refinery strike, natural declines and unplanned maintenance at Scott/Telford contributed to a 12% and 28% decrease in production as compared to the previous quarter and the second quarter of 2007, respectively. Our non-operated fields at Duart and Farragon contributed 5,000 boe/d to our second quarter volumes, 16% higher than the prior quarter.

YEMEN
Production from the Masila field decreased 6% from the first quarter and 18% from the second quarter of 2007, consistent with expectations. Production declines at Masila reflect the maturity of the field and the impact of drilling fewer development wells than prior years. We have recently expanded our drilling program for 2008, focusing our capital spending on maximizing reserve recoveries and economic returns from existing wells. In the first half of the year, we drilled seven development wells and expect to drill 19 additional wells in the remainder of the year. Production declines are expected to continue as we maximize recovery of the remaining reserves on the block.

Block 51 production decreased 34% from the second quarter of 2007 and 15% from the prior quarter due to natural decline rates and fewer development wells. During the quarter, we continued to develop the BAK A field where we drilled one development well. In the second half of the year, we plan to drill four additional development wells on Block 51.

CANADA
Production in Canada is comparable from the previous quarter and 2% higher from the second quarter of 2007. Our conventional production from our heavy oil and natural gas properties is consistent with the previous quarter and the same period in 2007. CBM production continues to increase as the wells in our Fort Assiniboine area de-water and we bring additional development wells and facilities on stream. The increase in natural gas production has been largely offset by a decrease in heavy oil volumes from last year, where we are managing the natural declines with a reduced capital program.

UNITED STATES
Gulf of Mexico production decreased 8% from the same period in 2007 and 14% from the prior quarter. Quarterly production from our Aspen wells was temporarily reduced to 3,300 boe/d as the Bullwinkle processing facilities were modified to handle additional water processing. This temporary shortfall, combined with natural declines, reduced our volumes by 3,600 boe/d compared to the first quarter. Gunnison production remained flat over the prior quarter as a result of successful recompletions; however, natural declines and ongoing maintenance work reduced production by 2,400 boe/d when compared to the same period last year.

These decreases were partially offset by higher rates at Wrigley and Green Canyon. Wrigley, which came on stream towards the end of the second quarter of last year, contributed 4,000 boe/d to our volumes this quarter as compared to 2,900 boe/d in the first quarter. We acquired the Green Canyon properties in mid 2007 and began producing from a third well at Green Canyon 6 in May. The three Green Canyon wells averaged 2,900 boe/d for the quarter.

On the shelf, we completed several successful workovers and recompletions which enhanced well performance, offset by natural declines elsewhere. As we focus on the deep waters of the Gulf of Mexico, we are minimizing the amount of capital invested in our mature assets on the shelf.

OTHER COUNTRIES
Production from the Guando field in Colombia averaged 5,700 boe/d during the quarter. We began a 35 well infill drilling program in early 2007. The drilling program was completed during the quarter and the remaining wells came on stream mid April. Landslides shut in six wells in April and we expect that three of these wells will be back on stream in the third quarter. Under the terms of our license, our interest in the Guando field will decrease by half to 10% once the field has produced 60 million barrels, likely in mid 2009.

LONG LAKE BITUMEN
Long Lake SAGD production is ramping up as we convert wells to SAGD production from steam circulation, and production averaged 3,200 bbls/d in the quarter. Current SAGD production is approximately 6,500 bbls/d, net to us and is expected to continue to increase throughout the remainder of the year.

SYNCRUDE
Syncrude production rates were consistent with the prior quarter and the second quarter of 2007. During the quarter, production was reduced as a result of a turnaround on Coker 8-1, maintenance activity on other units and reduced shipments of synthetic crude as a result of outages on the Pembina pipeline. All units were back on line in June and production is back to full rates.

COMMODITY PRICES

                                                                           Three Months               Six Months
                                                                           Ended June 30             Ended June 30
                                                                          2008        2007          2008        2007
---------------------------------------------------------------------------------------------------------------------
CRUDE OIL AND NGLS
    West Texas Intermediate (WTI) (US$/bbl)                             123.98       65.03        110.94       61.60
                                                                     ------------------------------------------------

    Differentials (1) (US$/bbl)
      Heavy Oil                                                          22.08       20.00         21.96       18.29
      Mars                                                                6.96        2.84          6.94        3.97
      Masila                                                              3.92       (3.33)         3.12       (0.66)
      Dated Brent                                                         2.60       (3.73)         1.80       (1.66)

    Producing Assets (Cdn$/bbl)
      United Kingdom                                                    118.24       74.07        104.56       70.18
      Yemen                                                             120.39       77.34        107.97       69.99
      Canada                                                             93.16       41.89         79.62       41.80
      United States                                                     120.77       68.18        106.11       62.63
      Other Countries                                                   113.18       68.04        102.21       64.07
      Syncrude                                                          130.90       77.12        116.24       73.39

    Corporate Average (Cdn$/bbl)                                        118.00       72.27        104.68       67.20
                                                                     ------------------------------------------------

NATURAL GAS
    New York Mercantile Exchange (NYMEX) (US$/mmbtu)                     11.48        7.66         10.12        7.42
    AECO (Cdn$/GJ)                                                        8.86        6.99          7.81        7.03
                                                                     ------------------------------------------------

    Producing Assets (Cdn$/mcf)
      Canada                                                              9.67        7.06          8.50        7.11
      United States                                                      11.80        8.85         10.33        8.71
      United Kingdom                                                      7.06        3.32          6.95        3.59

    Corporate Average (Cdn$/mcf)                                         10.21        7.52          9.07        7.56
                                                                     ------------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                   108.26       68.48         96.36       63.95
                                                                     ------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE
    Canadian to US Dollar (US$)                                         0.9900      0.9107        0.9929      0.8812
                                                                     ------------------------------------------------

Note:
(1) These differentials are a discount/(premium) to WTI.

HIGHER REALIZED COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $733 MILLION Commodity prices continued to set new records during the second quarter. WTI increased 27% and 91% from the previous quarter and the second quarter of 2007, respectively, while Dated Brent increased 25% and 77% over the same periods. We realized a record price of $118.00/bbl for our crude oil sales in the quarter. This is 27% higher than the previous quarter and 63% higher than the second quarter of 2007. The increase in our realized price from last year was mitigated somewhat as the stronger Canadian dollar relative to the US dollar partially offset the increase in benchmark commodity prices. The weaker US dollar reduced net sales by approximately $181 million and reduced our realized crude oil and natural gas prices by approximately $10.96/bbl and $0.95/mcf, respectively, from a year ago.

Our quarterly realized gas price increased 28% from the first quarter and NYMEX increased 31% during the same period. NYMEX increased 50% from the second quarter of last year. The weaker US dollar mitigated a portion of this increase when translated to Canadian dollar and our realized gas price increased only 36% in the same period. AECO natural gas prices averaged $8.86/GJ in the quarter, an increase of 27% from last year and 31% from the previous quarter.

CRUDE OIL REFERENCE PRICES
Crude oil prices were volatile during the second quarter with WTI ranging from a low of US$99.55/bbl to a record high of US$143.67/bbl. The main drivers behind the high prices were the concerns over the ability of future supply to meet demand, the weaker US dollar, and geopolitical issues in Nigeria and the Middle East.

Demand for crude in the emerging markets remains strong despite higher prices, in part due to government subsidies. Additional Chinese demand is also generated in areas affected by the recent natural disasters and by the Olympic Games in August. Reduced subsidies in the other emerging markets have not had a significant impact on reducing overall demand in the region. The demand growth from non-OECD countries has not been matched with increases in world crude oil supply putting pressure on prices.

Investors continued to see oil and other commodities as a hedge against inflation, and fluctuations in the strength of the US dollar contributed to crude oil price volatility. Interest rates in the US decreased during the quarter whereas European rates remained unchanged causing the US dollar to weaken further and provide additional support for rising oil prices.

Geopolitical risk continues to play a role in strong crude oil prices. In Nigeria, there were several attacks on pipelines and facilities, and production fell to its lowest level in a decade. Nigerian rebels have also moved their targets offshore, as the Shell-operated deep-water Bonga oil field shut in 200,000 bbls/d of production when it was attacked in late June. In the Middle East, tensions grew between Israel and Iran, while in Iraq, renewed clashes between Turkey and Kurdish rebels also supported oil prices.


CRUDE OIL DIFFERENTIALS
In Canada, heavy oil differentials averaged US$22.08/bbl (18% of WTI) for the quarter, compared to US$21.85/bbl in the previous quarter (22% of WTI) and US$20.00/bbl (31% of WTI) for the second quarter of 2007. Heavy oil differentials narrowed relative to WTI due to greater demand as refineries in North America are adding coking capacity to process heavier crude qualities. This factor is increasing the demand for Canadian heavy oil and bitumen. Reductions in supply to the US market from Venezuela also contributed to increased demand for Canadian heavy oil.

The Brent/WTI differential widened during the quarter with Brent trading at a discount to WTI of US$2.60/bbl compared to US$1.00/bbl in the previous quarter and a premium of US$3.73/bbl for the second quarter of 2007. Historically, Brent traded at a discount to WTI because of the transportation cost to supply Brent crude to the US market. In 2007, Brent traded at a premium to WTI for part of the year as inventories at Cushing were high, thereby putting downward pressure on WTI. We anticipated that this trend would re-emerge in 2008 due to a weak US economy and strong Asian demand for Brent. We expected that Cushing would be well supplied and inventories would increase. This has not materialized as backwardation of the WTI curve has not encouraged inventory building.

In the US Gulf Coast, the Mars differential narrowed slightly relative to WTI from the first quarter of 2008 but remains wider than historic levels, averaging US$6.96/bbl (6% of WTI) compared to US$6.93/bbl (7% of WTI) in the previous quarter and US$2.84/bbl (4% of WTI) in the second quarter of 2007. Financial investment in WTI contracts created support for WTI relative to other crude qualities, including Mars.

The Yemen Masila differential widened relative to WTI from the first quarter, with Masila trading at a discount of US$3.92/bbl compared to US$2.32/bbl in the previous quarter and a premium of US$3.33/bbl in the second quarter of 2007. The Masila price remains high reflecting strong demand from China, India and Thailand. Masila sales are typically priced based on Brent crude oil and the widening Masila differential to WTI reflects the WTI/Brent differential.


NATURAL GAS REFERENCE PRICES
NYMEX natural gas prices averaged US$11.48/mmbtu for the quarter, compared to US$8.75/mmbtu in the previous quarter and US$7.66/mmbtu for the second quarter of 2007. Factors contributing to higher prices include higher crude oil prices, fewer LNG imports into North America and colder than normal winter weather in US consuming regions. LNG imports continue to be below the 2007 average due to stronger demand from markets such as Japan and Spain. Declining drilling activity in western Canada resulted in fewer exports to the US market. These supply decreases were partially offset by new areas of unconventional supply from sources such as the Barnett Shale in the US. A colder than average winter led to decreasing storage levels compared to historical averages. Upward pressure on natural gas prices is likely to remain until crude oil prices decline or the North American natural gas inventories increase.

OPERATING COSTS

                                                                                   Three Months             Six Months
                                                                                   Ended June 30           Ended June 30
(Cdn$/boe)                                                                        2008        2007        2008         2007
----------------------------------------------------------------------------------------------------------------------------
Operating costs based on our working interest production before royalties(1)
     Conventional Oil and Gas                                                     9.01        7.76        8.20         7.99
     Synthetic Crude Oil
       Syncrude                                                                  45.09       29.91       40.10        27.00
     Average Oil and Gas                                                         11.89        9.41       10.60         9.54
                                                                              ----------------------------------------------

Operating costs based on our net production after royalties
     Conventional Oil and Gas                                                    10.97        9.50        9.95         9.97
     Synthetic Crude Oil
         Syncrude                                                                54.28       34.54       46.78        30.89
     Average Oil and Gas                                                         14.45       11.48       12.83        11.81
                                                                              ----------------------------------------------

Note:
(1) Operating costs per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OIL AND GAS OPERATING COSTS DECREASED NET INCOME FOR THE QUARTER BY $43 MILLION
In the UK North Sea, Buzzard operating costs were $4 million higher than the prior year as a result of increased pipeline transportation rates driven by higher commodity prices and from additional maintenance costs. Elsewhere in the North Sea, operating costs increased $5 million compared to the second quarter of 2007. At Scott/Telford, we incurred additional diesel costs as a result of turbine repairs and we completed maintenance on our water injection and power generation facilities. The increase in operating costs increased our corporate average by $1.00/boe.

In Yemen, declining production, together with higher service rig activity and maintenance programs, increased the average operating cost per boe. Our corporate unit average cost increased by $0.49/boe and $0.42/boe for Masila and Block 51, respectively. Costs in the Gulf of Mexico deep water were higher due to workovers and other maintenance, increasing our corporate average by $0.09/boe.

In Canada, operating costs increased our corporate average by $0.13/boe due to inflationary pressures and lower production rates. Our heavy oil properties have higher per unit operating costs as many of our costs are fixed in nature and production is declining. This has been partially offset by CBM operating costs which decreased slightly with less downhole activity and higher production. We expect CBM average unit operating costs will decrease over time as the wells de-water and gas production continues to increase.

Syncrude operating costs were higher by $27 million from last year and increased our corporate average by $1.21/boe. The higher costs were the result of obtaining additional third-party bitumen supply to upgrade, unscheduled maintenance and higher natural gas costs.

US-dollar denominated operating costs were lower when translated to Canadian dollars as a result of the weaker US dollar. This decreased our corporate average by $0.80/boe for the quarter.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                                             Three Months                Six Months
                                                                             Ended June 30             Ended June 30
(Cdn$/boe)                                                                 2008         2007         2008         2007
-----------------------------------------------------------------------------------------------------------------------
DD&A based on our working interest production before royalties (1)
     Conventional Oil and Gas                                             14.72        15.28        14.55        15.24
     Synthetic Crude Oil
       Syncrude                                                            6.53         6.79         6.70         6.72
     Average Oil and Gas                                                  14.07        14.65        13.96        14.55
                                                                       ------------------------------------------------

DD&A based on our net production after royalties
     Conventional Oil and Gas                                             17.91        18.71        17.65        19.01
     Synthetic Crude Oil
       Syncrude                                                            7.86         7.84         7.81         7.68
     Average Oil and Gas                                                  17.11        17.86        16.88        18.01
                                                                       ------------------------------------------------

Note:
(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

LOWER CONVENTIONAL DD&A INCREASED NET INCOME FOR THE QUARTER BY $32 MILLION
In 2007, additional drilling and production experience increased our reserve estimates at Buzzard. This reduced the Buzzard depletion rate and decreased our corporate unit depletion rate by $0.49/boe compared to the same period last year. Buzzard unit depletion is expected to decrease further in the next few years as we anticipate booking additional proved reserves. DD&A on our other North Sea assets increased our corporate average by $0.53/boe, reflecting the maturity of these fields.

In Yemen, production declines, combined with lower capital expenditures from drilling fewer development wells, decreased our corporate unit depletion rate by $0.11/boe as compared to the second quarter of 2007. Despite higher realized oil prices, lower production volumes resulted in a slower recovery of capital costs paid on behalf of the government which reduced our carried interest amortization.

In Canada, our CBM projects in central Alberta continue to experience differences between the timing of capital expenditures on new wells and facilities and the recognition of associated reserves. This results in higher depletion rates early in the field's life and increased our corporate average DD&A rate by $0.26/boe from last year. We expect our depletion rate for our CBM projects will decline over time as we recognize additional proved reserves as a result of increasing the estimated recovery factor of the gas in place as the wells de-water and we gain additional production experience. In the Gulf of Mexico, reserve revisions at the end of 2007 resulted in higher depletion rates, increasing our corporate average rate by $0.63/boe as compared to the second quarter of 2007.

The strengthening Canadian dollar reduced our DD&A expense relative to the second quarter of 2007 as depletion of our international and US assets is denominated in US dollars. This decreased our corporate average by $1.48/boe.

EXPLORATION EXPENSE

                                                                      Three Months               Six Months
                                                                      Ended June 30             Ended June 30
(Cdn$ millions)                                                     2008         2007         2008         2007
----------------------------------------------------------------------------------------------------------------
Seismic                                                               24           50           34           60
Unsuccessful Exploration Drilling                                     51           33           51           54
Other                                                                 26           22           48           40
                                                                ------------------------------------------------
Total Exploration Expense                                            101          105          133          154
                                                                ================================================

New Growth Exploration                                               136           99          320          207
Geological and Geophysical Costs                                      24           50           34           60
                                                                ------------------------------------------------
Total Exploration Expenditures                                       160          149          354          267
                                                                ================================================

Exploration Expense as a % of Exploration Expenditures                63%          70%          38%          58%
                                                                ------------------------------------------------

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $4 MILLION Exploration activity in the quarter was primarily focused in the North Sea, Norway, Gulf of Mexico and Canada. In the North Sea, we drilled exploration wells at Blackbird and Pink. Blackbird is located 6 km south of Ettrick and if successful, this prospect could be fast tracked for development given the short distance to the Ettrick FPSO. We operate both Ettrick and Blackbird and have an 80% working interest in each. Pink has been sidetracked and we are currently evaluating the results of this discovery. The Pink well is a candidate for co-development with Golden Eagle. We have a 46% operated working interest in this field.

In Canada, we expensed $30 million for unsuccessful exploration drilling associated with our CBM plays in Alberta. We wrote off costs for a portion of our Judy Creek and Virginia Hills CBM wells where we do not expect to continue development at this time.

We are continuing to assess our opportunities in new growth areas and develop prospects for our exploration drilling program. In the Gulf of Mexico, we drilled an unsuccessful exploration well at Sapphire resulting in an expense of $17 million for the quarter. Elsewhere in the Gulf, drilling continues to progress at our Fredericksburg and Cote De Mer exploration wells. We expect results from these wells later this year.

Seismic acquisition costs were higher than the previous quarter as we obtained data for future exploration activities on our newly acquired blocks in the Norwegian North Sea.

ENERGY MARKETING

                                                                                 Three Months               Six Months
                                                                                 Ended June 30             Ended June 30
(Cdn$ millions, except as indicated)                                           2008         2007         2008         2007
---------------------------------------------------------------------------------------------------------------------------
    Physical Sales (1)                                                       18,281       11,503       32,508       22,401
    Physical Purchases (1)                                                  (18,084)     (11,260)     (31,822)     (21,884)
    Net Financial Transactions (1)                                             (317)          41         (604)          14
    Increase in Fair Market Value of Inventory                                  141            -          150            -
                                                                         --------------------------------------------------
Net Revenue                                                                      21          284          232          531
    Transportation Expense                                                     (166)        (189)        (339)        (409)
    Other                                                                         7            1           12            4
                                                                         --------------------------------------------------
NET MARKETING REVENUE                                                          (138)          96          (95)         126
                                                                         ==================================================

CONTRIBUTION TO NET MARKETING REVENUE BY REGION:
    North America                                                              (123)          71          (78)          92
    Asia                                                                          4            5            8            5
    Europe                                                                      (19)          20          (25)          29
                                                                         --------------------------------------------------
NET MARKETING REVENUE                                                          (138)          96          (95)         126
    Depreciation, Depletion, Amortization and Impairment                         (4)          (3)          (7)          (7)
    General and Administrative                                                  (41)         (23)         (67)         (53)
                                                                         --------------------------------------------------
MARKETING CONTRIBUTION TO INCOME BEFORE INCOME TAXES                           (183)          70         (169)          66
                                                                         ==================================================

NORTH AMERICA
    NATURAL GAS
    Physical Sales Volumes (2) (bcf/d)                                          7.3          4.9          7.0          5.1
    Transportation Capacity (bcf/d)                                             2.0          2.5          2.0          2.5
    Storage Capacity (bcf)                                                     54.2           51         54.2           51
    Financial Volumes (3) (bcf/d)                                              18.8         19.0         22.6         21.9

    CRUDE OIL
    Physical Sales Volumes (2) (mbbls/d)                                        689          650          669          661
    Storage Capacity (mbbls)                                                  2,699        2,554        2,699        2,554
    Financial Volumes (3) (mbbls/d)                                           1,420        2,083        1,416        2,211

    POWER
    Physical Sales Volumes (2) (MW/d)                                         4,612        4,267        4,884        4,407
    Generation Capacity (MW/hr)                                                 177           87          177           87

ASIA
    Physical Sales Volumes (2) (mbbls/d)                                        211          176          208          178
    Financial Volumes (3) (mbbls/d)                                             337          227          302          247

EUROPE
    Financial Volumes (3) (mbbls/d)                                             598          349        1,352          317

VALUE-AT-RISK
    Quarter-end                                                                  31           34           31           34
    High                                                                         40           38           40           38
    Low                                                                          29           24           21           24
    Average                                                                      34           30           32           29
                                                                         -------------------------------------------------

Notes:
(1) Marketing's physical sales, physical purchases and net financial transactions are reported net on the Unaudited Consolidated Statement of Income as marketing and other.
(2) Excludes intra-segment transactions. Physical volumes represent amounts delivered during the quarter.
(3)  Financial volumes represent amounts traded during the quarter.

LOWER CONTRIBUTION FROM ENERGY MARKETING DECREASED NET INCOME BY $234 MILLION

Energy   Marketing's  net  income   decreased  from  last  year  due  to  lower
contributions from North America and Europe. The second quarter presented challenges as strong commodity prices, particularly with North American natural gas prices, caused normal seasonal pricing relationships to break down.

Our North America natural gas team incurred financial losses on basis positions. Our basis positions were generally designed to take advantage of narrowing locational price differentials between the western supply regions and eastern consuming markets in North America. Two factors were expected to contribute to narrowing:

     o gas injections into storage would strengthen prices in the western supply regions including Alberta; and

     o new pipeline capacity from the US Rockies would strengthen prices in this supply region to bring them in line with other North American prices.

Strong NYMEX gas prices worked against these physical gas market fundamentals widening out location differentials in both supply regions. These losses were offset, in part, by fair value gains on inventory during the quarter. In 2007, we carried our trading commodity inventory at the lower of cost or net realizable value.

We recognized losses on derivatives that hedge our economic exposure on physical transportation and storage contracts that we hold primarily in North America and to a lesser extent in Europe. We are unable to recognize the fair value gains on these physical contracts until they are used; however, we are required to carry the derivative contracts we use to hedge these positions at fair value. This hedging strategy creates a mismatch in our income statement by recognizing the change in value on the physical assets in a different period than the change in value of the financial instruments hedging the exposure.

For our North America crude team, the first quarter saw gains as we were able to move product between markets, blend different crude qualities and buy and sell at opportune times. We also generated gains in the first quarter on our heavy crude inventory as a result of narrowing heavy oil differentials. Although we continued to follow similar strategies in the second quarter, unseasonably wider heavy differentials, combined with relatively expensive condensate differentials, reduced blending opportunities.

Our European team incurred losses during the second quarter compared to gains in the second quarter of 2007. We suffered losses on our short UK gas positions and losses from trading Brent spreads. These were offset, in part, by gains on our spark spread strategies. Strong crude oil prices pulled the entire energy complex up making normal seasonal strategies less effective.

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

COMPOSITION OF NET MARKETING REVENUE
                                                     Three Months               Six Months
                                                     Ended June 30             Ended June 30
(Cdn$ millions)                                    2008         2007         2008         2007
-----------------------------------------------------------------------------------------------
Trading Activities                                 (145)          97         (108)         121
Other Activities                                      7           (1)          13            5
                                               ------------------------------------------------
Net Marketing Revenue                              (138)          96          (95)         126
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

FAIR VALUE OF DERIVATIVE CONTRACTS
Wherever possible, the estimated fair value of our derivative instruments is based on quoted market prices and, if not available, on estimates from third-party brokers. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Where we have offsetting positions, we utilize a mid-market pricing convention as a basis for establishing fair value and adjust our pricing to the highest price when we have a net open sell position and the lowest price when we have a net open buy position. We also incorporate credit risk associated with counterparty default into our estimates of fair value. Inputs to fair valuations may be readily observable, market-corroborated, or generally unobservable. We utilize valuation techniques that maximize the use of observable inputs wherever possible and minimize the use of unobservable inputs. To value longer-term transactions and transactions in less active markets for which pricing information is not generally available, unobservable inputs may be used.

We classify the fair value of our derivatives according to the following hierarchy based on the amount of observable inputs used to value the instruments.

     o Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and we use information from markets such as the New York Mercantile Exchange and the International Petroleum Exchange.

     o Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 valuations are based on inputs, including quoted forward prices for commodities, time value, volatility factors, and broker quotations, which can be observed or corroborated in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter physical forwards and options. We obtain information from sources such as the Natural Gas Exchange, independent price publications and over-the-counter broker quotes.

     o Level 3 - Valuations in this level are based on inputs which are less observable, unavailable or where the observable data does not support the majority of the instrument's fair value. Level 3 instruments include longer-term transactions, transactions in less active markets or transactions at locations for which pricing information is not available. In these instances, internally developed methodologies are used to determine fair value which primarily includes extrapolation of observable future prices to similar locations, similar instruments or later time periods.

At June 30, 2008, the fair value of our derivative contracts in our energy marketing trading activities totalled a loss of $234 million. These derivatives economically hedge our physical storage and transportation contracts which cannot be carried at fair value until they are used. Below is a breakdown of the derivative fair value by valuation method and contract maturity.

(Cdn$ millions)                                                                       MATURITY
------------------------------------------------------------------------------------------------------------------------
                                                         Less than                               Greater than
                                                            1 year    1-3 years     4-5 years         5 years    Total
                                                       -----------------------------------------------------------------
  Level 1 - Actively Quoted Markets                           (77)           98            (7)              1       15
  Level 2 - Based on Other Observable Pricing Inputs         (212)          (32)            6               -     (238)
  Level 3 - Based on Unobservable Pricing Inputs               (8)           (3)            -               -      (11)
                                                       -----------------------------------------------------------------
Total                                                        (297)          (63)           (1)              1     (234)
                                                       =================================================================

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

(Cdn$ millions)                                                                                                   Total
------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2007                                                                                       6
    Change in Fair Value of Contracts                                                                              (262)
    Net Losses (Gains) on Contracts Closed                                                                           34
    Changes in Valuation Techniques and Assumptions (1)                                                             (12)
                                                                                                               ---------
Fair Value at June 30, 2008                                                                                        (234)
                                                                                                               =========

Note:
(1) Our valuation methodology has been applied consistently in each period, with the exception of two portfolio level reserves that were included in the first quarter of 2008 to account for a) credit risk associated with counterparty default and b) liquidity risk in our portfolio.

The fair values of our derivative contracts will be realized over time as the related contracts settle. Until then, the value of certain contracts will vary with forward commodity prices and price differentials. The average term of our derivative contracts is approximately 1.4 years. Those maturing beyond one year primarily relate to North American natural gas positions.

CHEMICALS

LOWER CHEMICALS CONTRIBUTION DECREASED NET INCOME BY $11 MILLION
Net sales from Canexus increased primarily as North American sodium chlorate and chlor-alkali sales volumes are higher year-over-year by 10% and 13%, respectively. The increase in sales volumes of chlor-alkali was partially offset by reduced prices, while prices for sodium chlorate remained relatively constant. Our operations in Brazil remain strong as a result of continued demand from Aracruz Cellulose, our primary customer. In Brazil, chlorate and chlor-alkali prices increased 4% and 3%, respectively from a year ago. Chlorate sales volumes increased 10% over the same period while chlor-alkali volumes remained constant.

Operating expenses increased from a year ago due to higher costs for electricity and natural gas. Electricity is the most significant operating cost in producing sodium chlorate and chlor-alkali products. Chemicals net income includes foreign exchange gains of $2 million (2007 - gains of $13 million) on Canexus US-dollar denominated debt.


CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                                                 Three Months                Six Months
                                                                                 Ended June 30             Ended June 30
(Cdn$ millions)                                                                2008         2007         2008         2007
---------------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation               90           93          186          179
Stock-Based Compensation (1)                                                    328          (55)         287           61
                                                                         --------------------------------------------------
Total General and Administrative Expense                                        418           38          473          240
                                                                         ==================================================

Note:
(1) Includes expenses relating to the tandem option plan, stock options for our US-based employees and stock appreciation rights.

HIGHER G&A COSTS DECREASED QUARTERLY NET INCOME BY $380 MILLION
The additional G&A expense was a result of higher stock-based compensation expenses. Changes in our share price create volatility in our net income as we account for stock-based compensation using the intrinsic-value method. During the quarter, stock-based compensation expense was higher as our share price increased 33% from the end of the first quarter. This compared to a 7% decrease in our share price in the second quarter of 2007, which resulted in a recovery of our stock-based compensation expense. Cash payments made in connection with our stock-based compensation programs during the second quarter amounted to $69 million (2007 - $15 million) and year-to-date payments total $87 million (2007
- $87 million).

INTEREST AND FINANCING COSTS

                                                                                 Three Months                Six Months
                                                                                 Ended June 30             Ended June 30
(Cdn$ millions)                                                                2008         2007         2008         2007
---------------------------------------------------------------------------------------------------------------------------
Interest                                                                         75           87          155          173
    Less: Capitalized Interest                                                  (59)         (41)        (112)         (79)
                                                                         --------------------------------------------------
Net Interest Expense                                                             16           46           43           94
                                                                         ==================================================

LOWER NET INTEREST EXPENSE INCREASED NET INCOME BY $30 MILLION
Our financing costs decreased $12 million from the second quarter of 2007 as cash generated from operations was used to reduce borrowings on our debt facilities. Capitalized interest on our Long Lake development project increased $13 million from the same period in 2007. The remainder of the increase in capitalized interest from last year relates to our oil and gas developments at Ettrick in the North Sea and Usan, offshore West Africa. We will cease capitalizing interest on Ettrick and Long Lake Phase 1 once they are substantially complete, which is expected to occur later this year. Once we cease capitalizing interest, our net interest expense should increase.

INCOME TAXES

                                                                                 Three Months               Six Months
                                                                                 Ended June 30             Ended June 30
(Cdn$ millions)                                                                2008         2007         2008         2007
---------------------------------------------------------------------------------------------------------------------------
Current                                                                         451          151          843          211
Future                                                                         (139)         126          (62)         161
                                                                         --------------------------------------------------
Total Provision for Income Taxes                                                312          277          781          372
                                                                         ==================================================

Effective Tax Rate (%)                                                           45%          43%          44%          43%
                                                                         --------------------------------------------------

HIGHER TAXES DECREASED NET INCOME BY $35 MILLION, WHILE THE EFFECTIVE TAX RATE INCREASED TO 45%
While our effective tax rate increased to 45% during the second quarter, the total provision for income taxes increased $35 million as compared to the second quarter of 2007. Record commodity prices, combined with strong production at Buzzard, resulted in higher earnings in the UK which are currently taxable at 50%. This has been offset by lower estimated future tax liabilities elsewhere. Our income tax provision also includes current taxes in Yemen, the United States and Colombia.

OTHER

                                                                                 Three Months               Six Months
                                                                                 Ended June 30             Ended June 30
(Cdn$ millions)                                                                2008         2007         2008         2007
---------------------------------------------------------------------------------------------------------------------------
Decrease in Fair Value of Crude Oil Put Options                                 (10)          (4)         (10)         (20)
                                                                         --------------------------------------------------

During the first quarter of 2008, we purchased put options on approximately 70,000 bbls/d of our 2009 crude oil production. These options establish a Dated Brent floor price of US$60/bbl on these volumes, are settled annually and provide a base level of price protection without limiting our upside to higher prices. The put options were purchased for $14 million and are carried at fair value. At June 30, 2008, the options had a fair value of $4 million and we recorded a loss of $10 million for the change in fair value. During the second quarter of 2007, the decrease in fair value includes a loss of $4 million on crude oil put options purchased in 2006 for our 2007 production.

LIQUIDITY
CAPITAL STRUCTURE

                                                                                                  June 30    December 31
(Cdn$ millions)                                                                                      2008           2007
-------------------------------------------------------------------------------------------------------------------------
NET DEBT (1)
   Bank Debt                                                                                          197            413
   Senior Notes                                                                                     3,799          3,758
                                                                                         --------------------------------
     Senior Debt                                                                                    3,996          4,171
   Subordinated Debt                                                                                  453            439
                                                                                         --------------------------------
     Total Debt                                                                                     4,449          4,610
   Less: Cash and Cash Equivalents                                                                   (614)          (206)
                                                                                         --------------------------------
TOTAL NET DEBT                                                                                      3,835          4,404
                                                                                         ================================

SHAREHOLDERS' EQUITY (2)                                                                            6,653          5,610
                                                                                         ================================

Notes:
(1) Includes all of our debt and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.
(2) At June 30, 2008, there were 530,282,975 common shares and US$460 million of unsecured subordinated securities outstanding. These subordinated securities may be redeemed by issuing common shares at our option after November 8, 2008. The number of shares issuable depends on the common share price on the redemption date.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

(Cdn$ millions)
-------------------------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities                                                                                2,331
Capital Investment                                                                                                (1,424)
                                                                                                            -------------
   Excess of Cash Flow over Capital Investment                                                                       907

Dividends on Common Shares                                                                                           (40)
Issue of Common Shares                                                                                                40
Foreign Exchange Translation of US-dollar Denominated Debt and Cash                                                 (131)
Long-Term Capital Prepayments                                                                                       (103)
Other                                                                                                               (104)
                                                                                                            -------------
Decrease in Net Debt                                                                                                 569
                                                                                                            =============

CHANGE IN WORKING CAPITAL

                                                                                     June 30    December 31
(Cdn$ millions)                                                                         2008           2007       Change
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                                                614            206          408
Restricted Cash                                                                          263            203           60
Accounts Receivable                                                                    4,909          3,502        1,407
Inventories and Supplies                                                               1,078            659          419
Accounts Payable and Accrued Liabilities                                              (5,749)        (4,135)      (1,614)
Income Taxes Payable                                                                    (730)           (45)        (685)
Other                                                                                     27             22            5
                                                                                -----------------------------------------
Net Working Capital                                                                      412            412            -
                                                                                =========================================

Our accounts receivable and accounts payable are higher due to a combination of additional production volumes and high commodity prices. Accounts receivable and payable for our Energy Marketing group increased $1,149 million and $1,374 million, respectively since the beginning of the year. These increases are driven by record commodity prices which have increased the values of our purchases and sales for both physical and financial contracts. The value of our commodity trading inventory was higher than year end as a result of strong commodity prices and higher volumes in storage. Additionally, strong Buzzard production combined with higher commodity prices, resulted in a higher current tax provision at the end of the quarter. Our strong share price increased the accrual for our stock-based compensation programs by $158 million since year end.

OUTLOOK FOR REMAINDER OF 2008

We expect our 2008 full year production to be between 260,000 and 280,000 boe/d before royalties. We expect to generate approximately $4 billion in cash flow (before remediation and geological and geophysical expenditures) after cash taxes of approximately $1.2 billion in 2008, assuming the following for the remainder of the year:

-------------------------------------------------------------------------------
WTI (US$/bbl)                                                         90.00 (1)
NYMEX natural gas (US$/mmbtu)                                          8.50 (2)
Oil & Gas and Syncrude Operating Costs (Cdn$/boe)                     11.00
US to Canadian dollar exchange rate                                    0.97
                                                                  -------------

Notes:
(1) The WTI forward commodity price for the remainder of 2008 at July 16, 2008 is US$135.75/bbl.
(2) The NYMEX forward commodity price for the remainder of 2008 at July 16, 2008 is US$11.70/mmbtu.

We use short-term contracts to sell the majority of our oil and gas production, exposing us to short-term price movements. A US$1/bbl change in WTI above US$50 increases or decreases our 2008 cash flow by approximately $40 million ($20 million for the remainder of the year). Our exposure to a $0.01 change in the US to Canadian dollar exchange rate increases or decreases our 2008 cash flow by approximately $40 million ($20 million for the remainder of the year).

We have increased our 2008 capital investment program by between $600 and $800 million, depending on program timing. This additional investment allows us to accelerate various projects such as shale gas, coalbed methane (CBM) and Medicine Hat shallow gas and provides Usan with funding for the remainder of 2008. In our shale gas program, encouraging results have led us to increase our investment plans by almost $150 million. Modifications to the royalty regime for CBM have restored development economics and we have reinstated our investment program accordingly. In the Medicine Hat area of Alberta and Saskatchewan, we plan to drill, complete and tie-in approximately 190 shallow gas wells. At Usan, we expect to invest a total of $300 million this year now that development of the project is underway. We have also allocated additional capital to the Masila field in Yemen where we plan to drill more development wells. We expect these wells will increase our 2008 exit rate and 2009 production volumes.

At Ettrick, additional drilling is required later this year to maximize reserve recoveries, bringing our share of total full-cycle development costs to approximately $620 million. Capital allocated to Long Lake brings the total Phase 1 investment to the upper end of our previously announced range.

Our future liquidity and ability to fund capital requirements are generally dependent upon operating cash flows. Given the long cycle time of some of our development projects and volatile commodity prices, it is not unusual in any year for capital expenditures to exceed our cash flow. Accordingly, we maintain significant undrawn committed credit facilities. At June 30, 2008, we had undrawn, unsecured term credit facilities of $3.1 billion in place that are available until 2012, of which $229 million were used to support outstanding letters of credit. We also had approximately $656 million of undrawn, uncommitted, unsecured credit facilities, of which $21 million were used to support outstanding letters of credit. In June 2008, we repaid $125 million of medium-term notes that became due using our cash on hand.

We intend to seek approval from the Toronto Stock Exchange (TSX) for a Normal Course Issuer Bid. Subject to approval by the TSX, this Normal Course Issuer Bid will allow us to repurchase for cancellation up to 10% of our public float of common shares. 10% of our public float amounts to approximately 53 million common shares.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2007 Annual Report on Form 10-K. During 2008, we entered into additional work commitments of $490 million including non-discretionary capital spending for drilling, seismic, facilities construction and other development commitments in our international operations. In addition, the development of the Usan field, offshore Nigeria has now commenced. As a result, we entered into additional work commitments related to the development of the Usan field totaling $840 million. There have been no other significant developments since year end.


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

NEW ACCOUNTING PRONOUNCEMENTS

CANADIAN PRONOUNCEMENTS
In February 2008, the Accounting Standards Board (AcSB) confirmed that all Canadian publicly accountable enterprises will be required to adopt International Financial Reporting Standards (IFRS) for interim and annual reporting purposes for fiscal years beginning on or after January 1, 2011. We are currently assessing the impact of the convergence of Canadian GAAP with IFRS on our results of operations, financial position and disclosures. A project team has been set up to manage this transition and to ensure successful implementation within the required timeframe. We will provide disclosures of the key elements of our plan and progress on the project as the information becomes available during the transition period.

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

US PRONOUNCEMENTS
Effective December 31, 2006, we adopted the recognition and disclosure provisions of the Financial Accounting Standards Board (FASB) Statement 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS. This statement also requires measurement of the funded status of a plan as of the balance sheet date. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. We do not expect the adoption of the change in measurement date in 2008 to have a material impact on our results of operations or financial position.

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


EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS

                                                                                   Three Months Ended
                                                                  2006     |               2007              |       2008
(Cdn$ millions)                                                Sep     Dec |   Mar      Jun      Sep     Dec |    Mar     Jun
---------------------------------------------------------------------------|---------------------------------|----------------
Net Sales                                                      997     920   1,140    1,399    1,446    1,598   1,870   2,071

Net Income                                                     199      77     121      368      403      194     630     380
                                                           -------------------------------------------------------------------

Earnings per Common Share ($/share)
   Basic                                                      0.38    0.15    0.23     0.70     0.77     0.37    1.19    0.72
   Diluted                                                    0.37    0.14    0.22     0.68     0.75     0.36    1.17    0.70
                                                           -------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this report, including those appearing in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
constitute "forward-looking statements" (within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended) or "forward-looking information" (within the meaning of applicable Canadian securities legislation). Such statements or information (together "forward-looking statements") are generally identifiable by the terminology used such as "ANTICIPATE", "BELIEVE", "INTEND", "PLAN", "EXPECT", "ESTIMATE", "BUDGET", "OUTLOOK", "FORECAST" or other similar words, and include statements relating to or associated with individual wells, regions or projects. Any statements regarding the following are forward-looking statements:

o   future crude oil,  natural gas or  chemicals  prices;

o   future production levels;

o   future cost recovery oil revenues from our Yemen operations;

o future capital expenditures and their allocation to exploration and development activities;

o   future earnings;

o   future asset dispositions;

o   future sources of funding for our capital program;

o   future debt levels;

o   possible commerciality;

o   development plans or capacity expansions;

o   future ability to execute dispositions of assets or businesses;

o   future cash flows and their uses;

o   future drilling of new wells;

o   ultimate recoverability of reserves or resources;

o   expected finding and development costs;

o   expected operating costs;

o   future demand for chemicals products;

o   estimates on a per share basis;

o   sales;

o   future   expenditures  and  future  allowances  relating  to  environmental matters;

o   dates by which certain areas will be developed or will come on-stream; and

o   changes in any of the foregoing.

Statements relating to "reserves" or "resources" are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions that the reserves and resources described exist in the quantities predicted or estimated, and can be profitably produced in the future.

The forward-looking statements are subject to known and unknown risks and uncertainties and other factors which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others:

o   market prices for oil and gas and chemicals products;

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

These items and their possible impact are discussed more fully in the sections titled RISK FACTORS in Item 1A and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK in Item 7A of our 2007 Annual Report on Form 10-K. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these factors are interdependent, and management's future course of action would depend on our assessment of all information at that time.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to normal market risks inherent in the oil and gas and chemicals business, including commodity price risk, foreign-currency rate risk, interest rate risk and credit risk. We recognize these risks and manage our operations to minimize our exposures to the extent practical. The information presented on market risks in Item 7A on pages 72 - 74 in our 2007 Annual Report on Form 10-K has not changed materially since December 31, 2007.


ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have designed disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company is made known to them, particularly during the period in which this report is prepared. They have evaluated the effectiveness of such disclosure controls and procedures as of the end of the period covered by this report ("Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company's disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's financial controls and procedures are effective at that reasonable assurance level.


CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control over financial reporting during the first half of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual General and Special Meeting of Shareowners (the "Meeting") was held on April 29, 2008. The following actions were taken at the Meeting, for which proxies were solicited pursuant to Section 85 of the Securities Act (Ontario).

(a) Each of the twelve director nominees proposed by management were elected by a vote, conducted by ballot as follows:

     Director                                          For            %         Withheld             %
     ----------------------------------------------------------------------------------------------------
     Charles W. Fischer                        307,207,555          98.56      4,477,672            1.44
     Dennis G. Flanagan                        307,215,147          98.57      4,470,080            1.43
     David A. Hentschel                        307,476,679          98.65      4,208,548            1.35
     S. Barry Jackson                          277,331,186          88.98     34,354,041           11.02
     Kevin J. Jenkins                          277,566,357          89.05     34,118,870           10.95
     A. Anne McLellan, P.C.                    271,264,150          87.03     40,421,077           12.97
     Eric P. Newell, O.C.                      308,072,278          98.84      3,612,949            1.16
     Thomas C. O'Neill                         274,650,148          88.12     37,035,079           11.88
     Francis M. Saville, Q.C.                  272,040,062          87.28     39,645,165           12.72
     Richard M. Thomson, O.C.                  274,944,202          88.21     36,741,025           11.79
     John M. Willson                           277,616,897          89.07     34,068,330           10.93
     Victor J. Zaleschuk                       306,656,006          98.39      5,029,221            1.61

(b) The appointment of Deloitte & Touche LLP, Chartered Accountants, to serve as the independent auditors for 2008 was approved by a show of hands. Proxies of 311,321,683 (99.93%) for and 203,876 (0.07%) withheld were received.

(c) The continuation, amendment and restatement of the shareholder rights plan was approved by a vote, conducted by ballot, of 279,072,751 (92.10%) for and 23,931,058 (7.90%) against.

(d) The shareowner proposal on majority vote for director elections was defeated by a vote, conducted by ballot, of 49,451,153 (16.32%) for and 253,551,427 (83.68%) against.


ITEM 6.   EXHIBITS

4.57 Amended and Restated Shareholder Rights Plan Agreement dated April 29, 2008 (filed as Exhibit 4.57 to Form 8-K dated April 30, 2008).

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 18, 2008.

                                          NEXEN INC.

                                          /s/ Charles W. Fischer
                                          ----------------------
                                          Charles W. Fischer
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ Brendon T. Muller
                                          ----------------------
                                          Brendon T. Muller
                                          Controller
                                          (Principal Accounting Officer)