Form 10-Q
period 2009-03-31
NEXEN INC
filed 2009-04-29
CIK 16873

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2009

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ..... to .........

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

                  Yes   [X]                    No    [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                  Yes   [ ]                    No    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large accelerated filer [X]     Accelerated filer [ ]

           Non-Accelerated filer  [ ]     Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes   [ ]                    No    [X]

On March 31, 2009, there were 520,813,961 common shares issued and outstanding.


================================================================================

                                   NEXEN INC.
                                      INDEX

PART I              FINANCIAL INFORMATION                                  PAGE

          Item 1.   Unaudited Consolidated Financial Statements ............  3
          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations (MD&A).............. 28
          Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk ............................................ 46
          Item 4.   Controls and Procedures ................................ 46

PART II             OTHER INFORMATION

          Item 1.   Legal Proceedings .....................................  47
          Item 4.   Submission of Matters to a Vote of Security Holders ...  47
          Item 6.   Exhibits ..............................................  47

This report should be read in conjunction with our 2008 Annual Report on Form 10-K (10-K) and with our current reports on Forms 8-K filed or furnished during the year.


SPECIAL NOTE TO CANADIAN INVESTORS

Nexen is a US Securities and Exchange Commission (SEC) registrant and a Form 10-K and related forms filer. Therefore, our reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2004, certain Canadian regulatory authorities adopted NATIONAL INSTRUMENT 51-101 - STANDARDS OF DISCLOSURE FOR OIL AND GAS ACTIVITIES (NI 51-101) which prescribe that Canadian companies follow certain standards for the preparation and disclosure of reserves and related information. We have been granted certain exemptions from NI 51-101. Please refer to the SPECIAL NOTE TO CANADIAN INVESTORS on page 79 of our 2008 Form 10-K.

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

/d     =  per day                                     mcf    =  thousand cubic feet
bbl    =  barrel                                      mmcf   =  million cubic feet
mbbls  =  thousand barrels                            bcf    =  billion cubic feet
mmbbls =  million barrels                             NGL    =  natural gas liquid
mmbtu  =  million British thermal units               WTI    =  West Texas Intermediate
boe    =  barrel of oil equivalent                    MW     =  megawatt
mboe   =  thousand barrels of oil equivalent          GWh    =  gigawatt hours
mmboe  =  million barrels of oil equivalent           Brent  =  Dated Brent
PSCTM  =  Premium Synthetic CrudeTM                   NYMEX  =  New York Mercantile Exchange

In this Form 10-Q, we refer to oil and gas in common units called barrel of oil equivalent (boe). A boe is derived by converting six thousand cubic feet of gas to one barrel of oil (6 mcf/1 bbl). This conversion may be misleading, particularly if used in isolation, as the 6 mcf/1 bbl ratio is based on an energy equivalency at the burner tip and does not represent a value equivalency at the well head.

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

On March 31, 2009, the noon-day exchange rate was US$0.7935 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                        Page


Unaudited Consolidated Statement of Income
for the Three Months Ended March 31, 2009 and 2008.........................4

Unaudited Consolidated Balance Sheet
as at March 31, 2009 and December 31, 2008.................................5

Unaudited Consolidated Statement of Cash Flows
for the Three Months Ended March 31, 2009 and 2008.........................6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three Months Ended March 31, 2009 and 2008.........................7

Unaudited Consolidated Statement of Comprehensive Income
for the Three Months Ended March 31, 2009 and 2008.........................7

Notes to Unaudited Consolidated Financial Statements.......................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31


(Cdn$ millions, except per share amounts)                  2009         2008
------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
  Net Sales                                               1,048        1,870
  Marketing and Other (Note 15)                             257          222
                                                      ------------------------
                                                          1,305        2,092
                                                      ------------------------
EXPENSES
  Operating                                                 305          309
  Depreciation, Depletion,
     Amortization and Impairment                            409          364
  Transportation and Other                                  201          205
  General and Administrative                                100           55
  Exploration                                                53           32
  Interest (Note 10)                                         68           27
                                                      ------------------------
                                                          1,136          992
                                                      ------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                    169        1,100
                                                      ------------------------

PROVISION FOR (RECOVERY OF) INCOME TAXES
   Current                                                  118          392
   Future                                                   (87)          77
                                                      ------------------------
                                                             31          469
                                                      ------------------------

NET INCOME BEFORE NON-CONTROLLING INTERESTS                 138          631
   Less: Net Income Attributable to
   Non-Controlling Interests                                 (3)          (1)
                                                      ------------------------

NET INCOME ATTRIBUTABLE TO NEXEN INC.                       135          630
                                                      ========================

EARNINGS PER COMMON SHARE ($/share)
  (Note 16)

  Basic                                                    0.26         1.19
                                                      ========================

  Diluted                                                  0.26         1.17
                                                      ========================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

                                                     March 31       December 31
(Cdn$ millions, except share amounts)                    2009              2008
--------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                         2,054             2,003
      Restricted Cash (Notes 2 and 8)                     426               103
      Accounts Receivable (Note 3)                      2,821             3,163
      Inventories and Supplies (Note 4)                   546               484
      Other                                               405               169
                                                      --------------------------
         Total Current Assets                           6,252             5,922
                                                      --------------------------

   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion,
         Amortization and Impairment of $11,021
         (December 31, 2008 - $10,393)                 16,177            14,922
   GOODWILL                                               400               390
   FUTURE INCOME TAX ASSETS                               359               351
   DEFERRED CHARGES AND OTHER ASSETS (Note 6)             431               570
                                                      --------------------------
TOTAL ASSETS                                           23,619            22,155
                                                      ==========================

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable and Accrued
         Liabilities (Note 9)                           3,455             3,326
      Accrued Interest Payable                             80                67
      Dividends Payable                                    26                26
                                                      --------------------------
         Total Current Liabilities                      3,561             3,419
                                                      --------------------------

   LONG-TERM DEBT (Note 10)                             7,791             6,578
   FUTURE INCOME TAX LIABILITIES                        2,605             2,619
   ASSET RETIREMENT OBLIGATIONS (Note 12)               1,033             1,024
   DEFERRED CREDITS AND OTHER LIABILITIES (Note 13)     1,300             1,324

SHAREHOLDERS' EQUITY (Note 14)
   Nexen Inc. Shareholders' Equity
      Common Shares, no par value
         Authorized:   Unlimited
         Outstanding:  2009 - 520,813,961 shares
                       2008 - 519,448,590 shares        1,004               981
      Contributed Surplus                                   2                 2
      Retained Earnings                                 6,399             6,290
      Accumulated Other Comprehensive Loss               (128)             (134)
                                                      --------------------------
   Total Nexen Inc. Shareholders' Equity                7,277             7,139
      Non-Controlling Interests                            52                52
                                                      --------------------------
   TOTAL SHAREHOLDERS' EQUITY                           7,329             7,191
   COMMITMENTS, CONTINGENCIES AND
      GUARANTEES (Note 17)
                                                      --------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             23,619            22,155
                                                      ==========================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31


(Cdn$ millions)                                                2009        2008
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                   135         630
   Charges and Credits to Income not
         Involving Cash (Note 18)                               322         383
   Exploration Expense                                           53          32
   Changes in Non-Cash Working
         Capital (Note 18)                                      420         140
   Other                                                       (141)        (17)
                                                            -------------------
                                                                789       1,168

FINANCING ACTIVITIES
   Proceeds from (Repayment of) Term Credit
     Facilities, Net                                          1,011        (228)
   Proceeds from Canexus Term Credit Facilities, Net             10           8
   Dividends on Common Shares                                   (26)        (13)
   Distributions Paid to Non-Controlling Interests               (4)         (4)
   Issue of Common Shares and Exercise of Tandem
      Options for Shares                                         23          26
                                                            -------------------
                                                              1,014        (211)

INVESTING ACTIVITIES
   Capital Expenditures
       Exploration and Development                             (702)       (769)
       Proved Property Acquisitions                            (757)          -
       Chemicals, Corporate and Other                           (45)        (17)
   Proceeds on Disposition of Assets                             14           -
   Changes in Restricted Cash                                  (314)        121
   Changes in Non-Cash Working Capital (Note 18)                 19          22
   Other                                                         (2)        (27)
                                                           --------------------
                                                             (1,787)       (670)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                          35          31
                                                           --------------------

INCREASE IN CASH AND CASH EQUIVALENTS                            51         318

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               2,003         206
                                                           --------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     2,054         524
                                                           ====================


CASH AND CASH EQUIVALENTS AT MARCH 31, 2009 CONSISTS OF CASH OF $182 MILLION AND SHORT-TERM INVESTMENTS OF $1,872 MILLION (DECEMBER 31, 2008 - CASH OF $355 MILLION AND SHORT-TERM INVESTMENTS OF $1,648 MILLION).


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions)                                                2009       2008
-------------------------------------------------------------------------------
COMMON SHARES, Beginning of Period                              981        917
      Issue of Common Shares                                     23         20
      Exercise of Tandem Options for Shares                       -          6
      Accrued Liability Relating to Tandem
          Options Exercised for Common Shares                     -          6
                                                            -------------------
    Balance at End of Period                                  1,004        949
                                                            ===================

CONTRIBUTED SURPLUS, Beginning of Period                          2          3
                                                            -------------------
   Balance at End of Period                                       2          3
                                                            ===================

RETAINED EARNINGS, Beginning of Period                        6,290      4,983
      Net Income                                                135        630
      Dividends on Common Shares (Note 14)                      (26)       (13)
                                                            -------------------
   Balance at End of Period                                   6,399      5,600
                                                            ===================

ACCUMULATED OTHER COMPREHENSIVE LOSS, Beginning of Period      (134)      (293)
      Other Comprehensive Income                                  6         27
                                                            -------------------
   Balance at End of Period                                    (128)      (266)
                                                            ===================

NON-CONTROLLING INTERESTS, Beginning of Period                   52         67
      Net Income Attributable to Non-Controlling Interests        3          1
      Distributions Paid to Non-Controlling Interests            (4)        (4)
      Issue of Partnership Shares to Nexen Inc. under
         Distribution Reinvestment Plan                           1          -
                                                            -------------------
   Balance at End of Period                                      52         64
                                                            ===================


NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions)                                                2009       2008
-------------------------------------------------------------------------------
NET INCOME                                                      135        630
   Other Comprehensive Income (Loss), Net of Income Taxes:
      Foreign Currency Translation Adjustment
         Net Gains (Losses) on Investment in
           Self-Sustaining Foreign Operations                   174        186
         Net Gains (Losses) on Debt Hedges of
           Self-Sustaining Foreign Operations(1)               (168)      (159)
                                                           -------------------
       Other Comprehensive Income                                 6         27
                                                           -------------------
 COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXEN INC.                141        657
                                                            ===================

1 Net of income tax recovery for the three months ended March 31, 2009 of $24 million (2008 - net of income tax recovery of $23 million)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions, except as noted

1.   ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 20. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at March 31, 2009 and December 31, 2008 and the results of our operations and our cash flows for the three months ended March 31, 2009 and 2008.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates on an ongoing basis, including those related to accruals, litigation, environmental and asset retirement obligations, recoverability of assets, income taxes, fair values of derivative assets and liabilities, capital adequacy and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2009.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2008 Form 10-K. Except as described below, the accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2008 Form 10-K.

In February 2008, the Canadian Accounting Standards Board (AcSB) confirmed that all Canadian publicly accountable enterprises will be required to adopt
International Financial Reporting Standards (IFRS) for interim and annual reporting purposes for fiscal years beginning on or after January 1, 2011. We are currently assessing the impact of the convergence of Canadian GAAP with IFRS on our results of operations, financial position and disclosures. A project team has been set up to manage this transition and to ensure successful implementation within the required timeframe.


CHANGE IN ACCOUNTING POLICIES

GOODWILL AND INTANGIBLE ASSETS

On January 1, 2009, we retrospectively adopted the Canadian Institute of Chartered Accountants (CICA) Section 3064, GOODWILL AND INTANGIBLE ASSETS issued by the AcSB. This section clarifies the criteria for the recognition of assets, intangible assets and internally developed intangible assets. Adoption of this standard did not have a material impact on our results of operations or financial position.

BUSINESS COMBINATIONS

On January 1, 2009, we prospectively adopted CICA Section 1582, BUSINESS COMBINATIONS issued by the AcSB. This section establishes principles and requirements of the acquisition method for business combinations and related disclosures. Adoption of this statement did not have a material impact on our results of operations or financial position.

CONSOLIDATED FINANCIAL STATEMENTS AND NON-CONTROLLING INTERESTS

On January 1, 2009, we adopted CICA Sections 1601, CONSOLIDATED FINANCIAL STATEMENTS, and 1602, NON-CONTROLLING INTERESTS issued by the AcSB. Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 provides guidance on accounting for non-controlling interests in consolidated financial statements subsequent to a business combination. Adoption of this statement did not have a material impact on our results of operations or financial position. The retrospective presentation changes have been included in the Unaudited Consolidated Financial Statements as applicable.

2.   RESTRICTED CASH

At March 31, 2009,  our  restricted  cash  consists of margin  deposits of $426 million (December 31, 2008 - $103 million) related to exchange-traded derivative financial contracts used by our energy marketing group to hedge other derivative contracts such as physical purchase and sale commodity contracts. Certain exchanges require that we maintain margin for open derivative financial contracts. The margin requirements change daily to reflect the number of outstanding contracts and the change in net mark-to-market gains and losses on those contracts. During the quarter, a portion of the gains were settled resulting in an increase in margin requirements to cover unsettled but previously recognized losses. Additional margin was required to cover net losses recognized during the quarter on derivative financial contracts which economically hedge mark-to-market gains on our physical positions.

3.   ACCOUNTS RECEIVABLE

                                                 March 31         December 31
                                                     2009                2008
-------------------------------------------------------------------------------
Trade
     Energy Marketing                               1,252               1,501
     Energy Marketing Derivative
         Contracts (Note 7)                           723                 755
     Oil and Gas                                      662                 639
     Chemicals and Other                               56                  68
                                                 ------------------------------
                                                    2,693               2,963
Non-Trade                                             196                 270
                                                 ------------------------------
                                                    2,889               3,233
Allowance for Doubtful Receivables                    (68)                (70)
                                                 ------------------------------
Total                                               2,821               3,163
                                                 ===============================

4.   INVENTORIES AND SUPPLIES


                                                 March 31         December 31
                                                     2009                2008
-------------------------------------------------------------------------------
Finished Products
     Energy Marketing                                 413                 384
     Oil and Gas                                       21                  17
     Chemicals and Other                               17                  16
                                                 ------------------------------
                                                      451                 417
Work in Process                                         9                   6
Field Supplies                                         86                  61
                                                 ------------------------------
Total                                                 546                 484
                                                 ===============================


5.   SUSPENDED EXPLORATION WELL COSTS


The following table shows the changes in capitalized exploratory well costs during the three months ended March 31, 2009 and the year ended December 31, 2008, and does not include amounts that were initially capitalized and subsequently expensed in the same period.

                                                Three Months         Year Ended
                                              Ended March 31        December 31
                                                        2009               2008
-------------------------------------------------------------------------------
Beginning of Period                                      518                326
     Exploratory Well Costs Capitalized
       Pending the Determination of
       Proved Reserves                                   113                254
     Capitalized Exploratory Well Costs
       Charged to Expense                                 (7)               (81)
     Transfers to Wells, Facilities and
       Equipment Based on
       Determination of Proved Reserves                    -                (29)
     Effects of Foreign Exchange Rate Changes             10                 48
                                                 ------------------------------
End of Period                                            634                518
                                                 ==============================

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

                                                  March 31          December 31
                                                      2009                 2008
--------------------------------------------------------------------------------
Capitalized for a Period of One Year or Less           314                  239
Capitalized for a Period of Greater than One Year      320                  279
                                                 ------------------------------
Total                                                  634                  518
                                                 ==============================

Number of Projects that have Exploratory Well
     Costs Capitalized for a Period
     Greater than One Year                             10                    7
                                                 ------------------------------

As at March 31, 2009, we have exploratory costs that have been capitalized for more than one year relating to our interests in three exploratory blocks in the Gulf of Mexico ($140 million), certain coalbed methane and shale gas exploratory activities in Canada ($79 million), four exploratory blocks in the North Sea ($78 million), and our interest in an exploratory block offshore Nigeria ($23 million). These costs relate to projects with exploration wells for which we have not been able to record proved reserves. We are assessing all of these wells and projects, and are working with our partners to prepare development plans, drill additional appraisal wells or to assess commercial viability.


6.   DEFERRED CHARGES AND OTHER ASSETS

                                                  March 31         December 31
                                                      2009                2008
--------------------------------------------------------------------------------
Crude Oil Put Options and Natural
   Gas Swaps (Note 7) (1)                                -                 234
Long-Term Energy Marketing Derivative
   Contracts (Note 7)                                  262                 217
Long-Term Capital Prepayments                           62                  61
Asset Retirement Remediation Fund                        8                   9
Defined Benefit Pension Assets                          48                   3
Other                                                   51                  46
                                                     ---------------------------
Total                                                  431                 570
                                                     ---------------------------

(1) The crude oil put options were reclassified to other current assets as they settle within 12 months.

7.   FINANCIAL INSTRUMENTS

Financial instruments carried at fair value on our balance sheet include cash and cash equivalents, restricted cash and derivatives used for trading and non-trading  purposes.  Our other  financial  instruments,  including  accounts receivable, accounts payable, accrued interest payable, dividends payable, short-term borrowings and long-term debt, are carried at cost or amortized cost. The carrying value of our short-term receivables and payables approximates their fair value because the instruments are near maturity.

In our Energy Marketing group, we enter into contracts to purchase and sell crude oil, natural gas and other energy commodities, and use derivative contracts, including futures, forwards, swaps and options, for hedging and trading purposes (collectively derivatives). We also use derivatives to manage commodity price risk and foreign currency risk for non-trading purposes. We categorize our derivative instruments as trading or non-trading activities and carry the instruments at fair value on our balance sheet. The derivatives section below details our derivatives and fair values as at March 31, 2009. The fair values are included with accounts receivable or payable and are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in marketing and other income.

We carry our long-term debt at amortized cost using the effective interest rate method. At March 31, 2009, the estimated fair value of our long-term debt was $6,595 million (December 31, 2008 - $5,686 million) as compared to the carrying value of $7,791 million (December 31, 2008 - $6,578 million). The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

DERIVATIVES

(a)  TOTAL CARRYING VALUE OF DERIVATIVE CONTRACTS RELATED TO TRADING ACTIVITIES

Our energy marketing group engages in various activities including the purchase and sale of physical commodities and the use of financial instruments such as commodity and foreign exchange futures, forwards and swaps to generate revenue and economically hedge exposures. These contracts are accounted for as derivatives and, where applicable, are presented net on the balance sheet in accordance with netting arrangements. The fair value and carrying amounts related to derivative instruments held by our energy marketing operations are as follows:

                                                   March 31         December 31
                                                       2009                2008
-------------------------------------------------------------------------------
  Commodity Contracts                                   709                 742
  Foreign Exchange Contracts                             14                  13
                                                   ----------------------------
Accounts Receivable (Note 3)                            723                 755
                                                   ----------------------------

  Commodity Contracts                                   259                 213
  Foreign Exchange Contracts                              3                   4
                                                   ----------------------------
Deferred Charges and Other Assets (Note 6) (1)          262                 217
                                                   ----------------------------

  Total Trading Derivative Assets                       985                 972
                                                   ============================

  Commodity Contracts                                   746                 585
  Foreign Exchange Contracts                             41                  30
                                                   ----------------------------
Accounts Payable and Accrued Liabilities (Note 9)       787                 615
                                                   ----------------------------

  Commodity Contracts                                   260                 248
  Foreign Exchange Contracts                             10                  46
                                                   ----------------------------
Deferred Credits and Other Liabilities
    (Note 13) (1)                                       270                 294
                                                   ----------------------------

  Total Trading Derivative Liabilities                1,057                 909
                                                   ============================

  Total Net Trading Derivative Contracts                (72)                 63
                                                   ============================

(1) These derivative contracts settle beyond 12 months and are considered non-current.

Excluding the impact of netting arrangements, the gross fair value of derivative instruments is as follows:

                                                                      March 31
                                                                          2009
--------------------------------------------------------------------------------
Current Trading Assets                                                   5,396
Non-Current Trading Assets                                               1,433
                                                                      ---------
  Total Trading Derivative Assets                                        6,829
                                                                      =========

Current Trading Liabilities                                              5,461
Non-Current Trading Liabilities                                          1,440
                                                                      ---------
  Total Trading Derivative Liabilities                                   6,901
                                                                      =========

                                                                      ---------
  Total Net Trading Derivative Contracts                                   (72)
                                                                      =========

Trading revenues generated by our energy marketing group include gains and losses on derivative instruments and non-derivative instruments such as physical inventory. During the three months ended March 31, 2009, the following trading revenues were recognized in marketing and other income:

                                                                  Three Months
                                                                Ended March 31
                                                                          2009
--------------------------------------------------------------------------------
Commodity                                                                  348
Foreign Exchange                                                           (81)
                                                                         -----
  Marketing Revenue                                                        267
                                                                         =====

As an energy marketer, we may undertake several transactions during a period to execute a single sale of physical product. Each transaction may be represented by one or more derivative instruments including a physical buy, physical sell, and in many cases, numerous financial instruments for economically hedging and trading purposes. The absolute notional volumes associated with our derivative instrument transactions are as follows:

                                                                 Three Months
                                                               Ended March 31
                                                                         2009
-------------------------------------------------------------------------------
Natural Gas                                              bcf/d           28.6
Crude Oil                                             mmbbls/d            3.8
Power                                                    GWh/d          212.3
Foreign Exchange                                  USD millions            378
Foreign Exchange                                 Euro millions            153
                                                        ---------------------

(b)  TOTAL  CARRYING  VALUE OF  DERIVATIVE  CONTRACTS  RELATED  TO  NON-TRADING
     ACTIVITIES


The fair value and carrying amounts of derivative instruments related to non-trading activities are as follows:

                                                      March 31    December 31
                                                          2009           2008
-------------------------------------------------------------------------------
Accounts Receivable (Note 3)                               224              6
Deferred Charges and Other Assets (Note 6) (1)               -            234
                                                        ---------------------
  Total Non-Trading Derivative Assets                      224            240
                                                        =====================

Accounts Payable and Accrued Liabilities (Note 9)           27             21
Deferred Credits and Other Liabilities (Note 13) (1)        21             26
                                                        ---------------------
  Total Non-Trading Derivative Liabilities                  48             47
                                                        =====================

  Total Net Non-Trading Derivative Assets (2)              176            193
                                                        =====================

(1) These derivative contracts settle beyond 12 months and are considered non-current.

(2) The net fair value of these derivatives is equal to the gross fair value before consideration of netting arrangements and collateral posted or received with counterparties.

CRUDE OIL PUT OPTIONS

In 2008, we purchased put options on approximately 70,000 bbls/d of our 2009 crude oil production for $14 million. These options establish an annual average Dated Brent floor price of US$60/bbl on these volumes. In September 2008, Lehman Brothers filed for bankruptcy protection. This impacts approximately 25,000 bbls/d of our 2009 put options and the carrying value of these put options has been reduced to nil. The crude oil put options are carried at fair value and are classified as long-term or short-term based on their anticipated settlement date. Fair value of the put options is supported by multiple quotes obtained from third party brokers, which were validated with observable market data to the extent possible. The decrease in fair value of the crude oil put options of $16 million is included in marketing and other income for the three months ended March 31, 2009.

                                           Notional               Average    Fair    Change in
                                            Volumes    Term   Floor Price   Value   Fair Value
----------------------------------------------------------------------------------------------
                                           (bbls/d)             (US$/bbl)
Dated Brent Crude Oil Put Options            45,000    2009           60      224         (16)
Dated Brent Crude Oil Put Options            25,000    2009           60        -           -
                                                                          --------------------
                                                                              224         (16)
                                                                          ====================

FIXED-PRICE NATURAL GAS CONTRACTS AND NATURAL GAS SWAPS

We have fixed-price natural gas sales contracts and offsetting natural gas swaps that are not part of our trading activities. These sales contracts and swaps are carried at fair value and are classified as long-term or short-term based on their anticipated settlement date. The decrease in fair value of the fixed price natural gas contracts and natural gas swaps of $8 million is included in marketing and other income for the three months ended March 31, 2009.

                                           Notional               Average    Fair    Change in
                                            Volumes    Term         Price   Value   Fair Value
----------------------------------------------------------------------------------------------
                                             (Gj/d)                ($/Gj)
Fixed-Price Natural Gas Contracts            15,514    2009          2.28    (11)          10
                                             15,514    2010          2.28    (15)          11
Natural Gas Swaps                            15,514    2009          7.60    (16)         (22)
                                             15,514    2010          7.60     (6)          (7)
                                                                            ------------------
                                                                             (48)          (8)
                                                                            ==================

(c)      FAIR VALUE OF DERIVATIVES

Our processes for estimating and classifying the fair value of our derivative contracts are consistent with those in place at December 31, 2008. The following table includes our derivatives that are carried at fair value for our trading and non-trading activities as at March 31, 2009. Financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Net Derivatives             Level 1       Level 2       Level 3        Total
-------------------------------------------------------------------------------
  Trading Derivatives          (198)          167           (41)         (72)
  Non-Trading Derivatives         -           176             -          176
                           -----------------------------------------------------
  Total                        (198)          343           (41)         104
                           =====================================================

A reconciliation of changes in the fair value of our derivatives classified as Level 3 for the three months ended March 31, 2009 is provided below:

                                                                       Level 3
------------------------------------------------------------------------------
Beginning of Period                                                        (82)
  Realized and Unrealized Gains (Losses)                                    27
  Purchases, Issuances and Settlements                                      13
  Transfers In and/or Out of Level 3                                         1
                                                                  -------------
End of Period                                                              (41)
                                                                  =============

 Unsettled gains (losses) relating to
 instruments still held as of March 31, 2009                                28
                                                                  =============

Trading derivatives classified in Level 3 are generally economically hedged such that gains or losses on positions classified in Level 3 are often offset by gains or losses on positions classified in Level 1 or 2. Transfers into or out of Level 3 represent existing assets and liabilities that were either previously categorized as a higher level for which the inputs became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period.

8.       RISK MANAGEMENT

(a)      MARKET RISK

We invest in significant capital projects, purchase and sell commodities, issue short-term borrowings and long-term debt, and invest in foreign operations. These activities expose us to market risks from changes in commodity prices, foreign exchange rates and interest rates, which affect our earnings and the value of the financial instruments we hold. We use derivatives for trading and non-trading purposes as part of our overall risk management policy to manage these market exposures.

The following market risk discussion focuses on the commodity price risk and foreign currency risk related to our financial instruments as our exposure to interest rate risk is immaterial.

COMMODITY PRICE RISK

We are exposed to commodity price movements as part of our normal oil and gas operations, particularly in relation to the prices received for our crude oil and natural gas. Commodity price risk related to conventional and synthetic crude oil prices is our most significant market risk exposure. Crude oil and natural gas are sensitive to numerous worldwide factors, many of which are beyond our control, and are generally sold at contract or posted prices. Changes in the global supply and demand fundamentals in the crude oil market and geopolitical events can significantly affect crude oil prices. Changes in crude oil and natural gas prices may significantly affect our results of operations and cash generated from operating activities. Consequently, these changes may also affect the value of our oil and gas properties, our level of spending for exploration and development, and our ability to meet our obligations as they come due.

The majority of our oil and gas production is sold under short-term contracts, exposing us to the risk of price movements. Other energy contracts we enter into also expose us to commodity price risk between the times we purchase and sell contracted volumes. We periodically manage these risks by using derivative contracts such as commodity put options.

Our energy marketing business is focused on providing services for our customers and suppliers to meet their energy commodity needs. We market and trade physical energy commodities including crude oil, natural gas, electricity and other commodities in selected regions of the world. We accomplish this by buying and selling physical commodities, by acquiring and holding rights to physical transportation and storage assets for these commodities, and by building strong relationships with our customers and suppliers.

In order to manage the commodity and foreign exchange price risks that come from this physical business, we use financial derivative contracts including energy-related futures, forwards, swaps and options, as well as currency swaps or forwards.

We also seek to profit from our views on the future movement of energy commodity pricing relationships, primarily between different locations, time periods or qualities. We do this by holding open positions, where the terms of physical or financial contracts are not completely matched to offsetting positions. We may also carry exposures to the absolute change in commodity prices based on our market views or as a consequence of managing our physical and financial positions on a daily basis.

Our risk management activities make use of tools such as Value-at-Risk (VaR) and stress testing consistent with December 31, 2008. Our period end, high, low and average VaR amounts for the three months ended March 31, 2009 and year ended December 31 are as follows:

                                            Three Months             Year Ended
                                          Ended March 31            December 31
Value-at-Risk                                       2009                   2008
-------------------------------------------------------------------------------
Period End                                            19                     25
High                                                  24                     40
Low                                                   18                     19
Average                                               20                     30
                                      -----------------------------------------

If market shocks occurred as in 2008, the key assumptions underlying our VaR estimate could be exceeded and the potential loss could be greater than our estimate. We perform stress tests on a regular basis to compliment VaR and assess the impact of non-normal changes in prices on our positions.


FOREIGN CURRENCY RISK

Foreign currency risk is created by fluctuations in the fair values or cash flows of financial instruments due to changes in foreign exchange rates. A substantial portion of our activities are transacted in or referenced to US dollars including:

    o sales of crude oil, natural gas and certain chemicals products;
    o capital spending and expenses for our oil and gas, Syncrude and chemicals operations;
    o commodity derivative contracts used primarily by our energy marketing group; and
    o short-term borrowings and long-term debt.

In our oil and gas operations, we manage our exposure to fluctuations between the US and Canadian dollar by matching our expected net cash flows and borrowings in the same currency. Net revenue from our foreign operations and our US-dollar borrowings are generally used to fund US-dollar capital expenditures and debt repayments. We maintain revolving Canadian and US-dollar borrowing facilities that can be used or repaid depending on expected new cash flows. We designate a portion of our US-dollar borrowings as a hedge against our US-dollar net investment in self sustaining foreign operations.

The effective portion of the foreign exchange gains or losses related to our designated debt are included in accumulated other comprehensive income in shareholders' equity. Our net investment in self-sustaining foreign operations and our designated US-dollar debt at March 31, 2009 and December 31, 2008 are as follows:

                                                      March 31      December 31
(US$ millions)                                            2009             2008
-------------------------------------------------------------------------------
Net Investment in Self-Sustaining Foreign Operations     4,592            4,662
Designated US-Dollar Debt                                4,592            4,545
                                                     --------------------------

At March 31, 2009, the ineffective portion of the foreign exchange gains and losses was $16 million ($14 million net of income tax expense) and is included in marketing and other income.

At March 31, 2009, we had US$6,240 million of long-term debt issued in US dollars and a one cent change in the US dollar to Canadian dollar exchange rate would increase or decrease our accumulated other comprehensive income by approximately $53 million, before income tax.

We also have exposures to currencies other than the US dollar including a portion of our UK operating expenses, capital spending and future asset retirement obligations which are denominated in British Pounds and Euros. We do not have any material exposure to highly inflationary foreign currencies. In our energy marketing group, we enter into transactions in various currencies including Canadian and US dollars, British Pounds and Euros. We may actively manage significant currency exposures using forward contracts and swaps.

(b)      CREDIT RISK

Credit risk affects both our trading and non-trading activities and is the risk of loss if counterparties do not fulfill their contractual obligations. Most of our credit exposure is with counterparties in the energy industry, including integrated oil companies, refiners and utilities, and are subject to normal industry credit risk. Approximately 85% of our exposure is with these large energy companies. This concentration of risk within the energy industry is reduced because of our broad base of domestic and international counterparties. Our processes to manage this risk are consistent with those in place at December 31, 2008.

At March 31, 2009, only one counterparty individually made up more than 10% of our credit exposure. This counterparty is a major integrated oil company with a strong investment grade credit rating. No other counterparties made up more than 5% of our credit exposure. The following table illustrates the composition of credit exposure by credit rating.

                                                  March 31          December 31
CREDIT RATING                                         2009                 2008
-------------------------------------------------------------------------------
A or higher                                            70%                  65%
BBB                                                    28%                  29%
Non-Investment Grade                                    2%                   6%
                                        ---------------------------------------
TOTAL                                                 100%                 100%
                                        =======================================

Our maximum counterparty credit exposure at the balance sheet date consists primarily of the carrying amounts on non-derivative financial assets such as cash and cash equivalents, accounts receivable, as well as the fair value of derivative financial assets. We provided an allowance of $68 million for credit risk with our counterparties. In addition, we incorporate the credit risk associated with counterparty default, as well as Nexen's own credit risk, into our estimates of fair value.

Collateral received from customers at March 31, 2009 includes $91 million of cash and $129 million of letters of credit. The cash received reflects customer deposits that are included in accounts payable and accrued liabilities.

(c)      LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We require liquidity specifically to fund capital requirements, satisfy financial obligations as they become due, and to operate in our energy marketing business. We generally rely on operating cash flows to provide liquidity and we also maintain significant undrawn committed credit facilities. At March 31, 2009, we had approximately $3.3 billion of cash and available committed lines of credit. This includes $2.1 billion of cash and cash equivalents on hand. In addition, we have undrawn term credit facilities of $1.6 billion, of which $438 million was supporting letters of credit at March 31, 2009. These facilities are available until 2012. We also have $584 million of undrawn, uncommitted credit facilities, of which $81 million was supporting letters of credit at March 31, 2009.

The following table details the contractual maturities for our non-derivative financial liabilities, including both the principal and interest cash flows at March 31, 2009:

                                        Less than                            More Than
                                 Total     1 Year  1-3 Years    4-5 Years      5 Years
--------------------------------------------------------------------------------------
Long-Term Debt                   7,864          -        240        2,961        4,663
Interest on Long-Term Debt (1)   7,829        340        680          675        6,134
                                ------------------------------------------------------
Total                           15,693        340        920        3,636       10,797
                                ======================================================

(1) Excludes interest on term credit facilities of $3.9 billion and Canexus term credit facilities of $430 million as the amounts drawn on the facilities fluctuate. Based on amounts drawn at March 31, 2009 and existing variable interest rates, we would be required to pay $30 million per year until the outstanding amounts on the term credit facilities are repaid.

The following table details contractual maturities for our derivative financial liabilities. The balance sheet amounts for derivative financial liabilities included below are not materially different from the contractual amounts due on maturity.


                                        Less than                            More Than
                                 Total     1 Year  1-3 Years    4-5 Years      5 Years
--------------------------------------------------------------------------------------
Trading Derivatives (Note 7)     1,057        787        224           44            2
Non-Trading Derivatives
    (Note 7)                        48         27         21            -            -
                                 -----------------------------------------------------
Total                            1,105        814        245           44            2
                                 =====================================================

The commercial agreements our energy marketing group enter into often include financial assurance provisions that allow us and our counterparties to effectively manage credit risk. The agreements normally require collateral to be posted if an adverse credit-related event occurs, such as a drop in credit rating. Based on contracts in place and commodity prices at March 31, 2009, we could be required to post collateral of up to $1.2 billion if we were downgraded to non-investment grade. This represents the maximum amount of collateral that we would be required to post assuming a severe event that causes all rating agencies to simultaneously downgrade us. This amount includes trade payables of $851 million and derivative contracts with a fair value of $377 million. All of these obligations are included on our March 31, 2009 balance sheet. In the event of a ratings downgrade, we could monetize our trading inventories and receivables and draw on our existing credit facilities to meet our collateral obligations.

At March 31, 2009, collateral posted with counterparties includes $24 million of cash and $313 million of letters of credit related to our trading activities. Cash posted is included with our accounts receivable. Cash collateral is not normally applied to contract settlement. Once a contract has been settled, the collateral amounts are refunded. If there is a default, the cash is retained.

Our   exchange-traded   derivative   contracts   are  also  subject  to  margin
requirements. We have margin deposits of $426 million (December 31, 2008 - $103 million), which have been included in restricted cash.

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                  March 31          December 31
                                                      2009                 2008
------------------------------------------------------------------------------
Accrued Payables                                     1,767                2,033
Energy Marketing Derivative Contracts (Note 7)         787                  615
Trade Payables                                         403                  303
Stock-Based Compensation                                97                   97
Income Taxes Payable                                    75                   69
Other                                                  326                  209
                                                 ------------------------------
TOTAL                                                3,455                3,326
                                                 ==============================

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                    March 31       December 31
                                                        2009              2008
-------------------------------------------------------------------------------
Canexus Term Credit Facilities,
 due 2011 (US$190 million drawn)(a)                      240               223
Term Credit Facilities, due 2012
 (US$1.8 billion drawn) (b)                            2,268             1,225
Canexus Notes, due 2013 (US$50 million)                   63                61
Notes, due 2013 (US$500 million)                         630               612
Notes, due 2015 (US$250 million)                         315               306
Notes, due 2017 (US$250 million)                         315               306
Notes, due 2028 (US$200 million)                         252               245
Notes, due 2032 (US$500 million)                         630               612
Notes, due 2035 (US$790 million)                         996               968
Notes, due 2037 (US$1,250 million)                     1,575             1,531
Subordinated Debentures, due 2043
                (US$460 million)                         580               563
                                                   ----------------------------
                                                       7,864             6,652
Unamortized Debt Issue Costs                             (73)              (74)
                                                   ----------------------------
TOTAL                                                  7,791             6,578
                                                   ============================

(a)      CANEXUS TERM CREDIT FACILITIES

Canexus has $430 million (US $341 million) of committed, secured term credit facilities available until 2011. At March 31, 2009, $240 million (US$190 million) was drawn on these facilities (December 31, 2008 - $223 million (US$182 million)). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans or US-dollar base rate loans. Interest is payable monthly at floating rates. The term credit facilities are secured by a floating charge debenture over all of Canexus' assets. The credit facility also contains covenants with respect to certain financial ratios of Canexus. The weighted-average interest rate on the Canexus term credit facilities was 2.7% for the three months ended March 31, 2009 (Three months ended March 31, 2008 - 4.4%).

(b)      TERM CREDIT FACILITIES

We have unsecured term credit facilities of $3.9 billion (US$3.1 billion) available until 2012. At March 31, 2009, $2.3 billion (US$1.8 billion) was drawn on these facilities (December 31, 2008 - $1.2 billion (US$1 billion)). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable at floating rates. The weighted-average interest rate on our term credit facilities was 1.1% for the three months ended March 31, 2009 (Three months ended March 31, 2008 - 3.9%). At March 31, 2009, $438 million (US$348 million) of these facilities were utilized to support outstanding letters of credit (December 31, 2008 - $381 million (US$311 million)).

(c)      INTEREST EXPENSE

                                                                Three Months
                                                               Ended March 31
                                                            2009           2008
-------------------------------------------------------------------------------
Long-Term Debt                                               89             76
Other                                                         5              4
                                                  -----------------------------
Total                                                        94             80
   Less: Capitalized                                        (26)           (53)
                                                  -----------------------------
Total                                                        68             27
                                                  ============================

Capitalized interest relates to and is included as part of the cost of our oil and gas and Syncrude properties. The capitalization rates are based on our weighted-average cost of borrowings.

(d)   SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $584 million (US$463 million), none of which were drawn at March 31, 2009 (December 31, 2008 - nil). We utilized $81 million (US$64 million) of these facilities to support outstanding letters of credit at March 31, 2009 (December 31, 2008 - $29 million (US$24 million)). Interest is payable at floating rates. The weighted-average interest rate on our short-term borrowings was 2.3% for the three months ended March 31, 2009 (Three months ended March 31, 2008 - 4.3%).

11.   CAPITAL MANAGEMENT

Our objectives and processes for managing our capital structure are consistent with those in place at December 31, 2008. Our capital consists of shareholders' equity, short-term borrowings, long-term debt and cash and cash equivalents as follows:

                                                 March 31          December 31
                                                     2009                 2008
------------------------------------------------------------------------------
NET DEBT (1)
  Long-Term Debt                                    7,791                6,578
     Less: Cash and Cash Equivalents               (2,054)              (2,003)
                                                  -----------------------------
TOTAL                                               5,737                4,575
                                                  ============================
SHAREHOLDERS' EQUITY                                7,329                7,191
                                                  ============================

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

For the twelve months ended March 31, 2009, our net debt to cash flow from operating activities ratio was 1.4 times compared to 1.1 times at December 31, 2008. While we typically expect the target ratio to fluctuate between 1.0 and
2.0 times under normalized commodity prices, this can be higher when we identify strategic opportunities requiring additional investment. Whenever we exceed our target ratio, we develop a strategy to reduce our leverage and lower this ratio back to target levels over time.

Our interest coverage ratio monitors our ability to fund the interest requirements associated with our debt. Our interest coverage was 12.8 times at March 31, 2009 (December 31, 2008 - 15.6 times). Interest coverage is calculated by dividing our twelve-month trailing adjusted earnings before interest, taxes, DD&A (Adjusted EBITDA) by interest expense before capitalized interest. Adjusted EBITDA is a non-GAAP measure which is calculated using net income excluding interest expense, provision for income taxes, exploration expenses, DD&A, impairment and other non-cash expenses. The calculation of Adjusted EBITDA is set out in the following table and is unlikely to be comparable to similar measures presented by others.

                                                   Twelve Months     Year Ended
                                                  Ended March 31    December 31
                                                            2009           2008
-------------------------------------------------------------------------------
Net Income                                                 1,220         1,715
  Add:
     Interest Expense                                        135            94
     Provision for Income Taxes                            1,019         1,457
     Depreciation, Depletion, Amortization
       and Impairment                                      2,059         2,014
     Exploration Expense                                     423           402
     Recovery of Non-Cash Stock-Based
       Compensation                                         (213)         (272)
     Change in Fair Value of Crude Oil Put
       Options                                              (187)         (203)
     Other Non-Cash Expenses                                 (18)           (1)
                                                   ----------------------------
Adjusted EBITDA                                            4,438         5,206
                                                   ============================

12.      ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our PP&E are as follows:

                                              Three Months Ended     Year Ended
                                                        March 31    December 31
                                                            2009           2008
------------------------------------------------------------------------------
Balance at Beginning of Period                             1,059           832
  Obligations Incurred with Development
    Activities                                                15            32
  Obligations Settled                                        (13)          (45)
  Accretion Expense                                           17            58
  Revisions to Estimates                                     (24)          159
  Effects of Changes in Foreign Exchange Rate                 14            23

                                                   ----------------------------
Balance at End of Period (1), (2)                          1,068         1,059
                                                   ============================

(1) Obligations due within 12 months of $35 million (December 31, 2008 - $35 million) have been included in accounts payable and accrued liabilities.
(2) Obligations relating to our oil and gas activities amount to $1,018 million (December 31, 2008 - $1,009 million) and obligations relating to our chemicals business amount to $50 million (December 31, 2008 - $50 million).

Our total estimated undiscounted inflated asset retirement obligations amount to $2,424 million (December 31, 2008 - $2,393 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted, risk-free rate of 5.9%. Approximately $421 million included in our asset retirement obligations is expected to be settled over the next five years. The remaining obligations settle beyond five years and will be funded by future cash flows from our operations.

13.   DEFERRED CREDITS AND OTHER LIABILITIES
                                                        March 31    December 31
                                                            2009           2008
------------------------------------------------------------------------------
Deferred Tax Credit                                          698            709
Long-Term Energy Marketing Derivative
 Contracts (Note 7)                                          270            294
Deferred Transportation Revenue                               65             69
Fixed-Price Natural Gas Contracts
 and Swaps (Note 7)                                           21             26
Defined Benefit Pension Obligations                           68             67
Capital Lease Obligations                                     62             53
Other                                                        116            106
                                                   ----------------------------
Total                                                      1,300          1,324
                                                   ============================

14.   SHAREHOLDERS' EQUITY

DIVIDENDS

Dividends per common share for the three months ended March 31, 2009 were $0.05 per common share (2008 - $0.025). Dividends paid to holders of common shares have been designated as "eligible dividends" for Canadian tax purposes.

15.   MARKETING AND OTHER INCOME

                                                                Three Months
                                                               Ended March 31
                                                            2009           2008
-------------------------------------------------------------------------------
Marketing Revenue, Net (Note 7)                              267            211
Change in Fair Value of Crude Oil Put
  Options (Note 7)                                           (16)             -
Interest                                                       2             10
Foreign Exchange Gains                                        19              5
Other                                                        (15)            (4)
                                                   -----------------------------
Total                                                        257            222
                                                   =============================

16.   EARNINGS PER COMMON SHARE

We calculate basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. We calculate diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

                                                                Three Months
                                                               Ended March 31
(millions of shares)                                        2009           2008
-------------------------------------------------------------------------------
Weighted-average number of common
   shares outstanding                                      520.2          528.9
Shares issuable pursuant to tandem
   options                                                   7.6           22.5
Shares notionally purchased from proceeds
   of tandem options                                        (5.1)        (14.2)
                                                   -----------------------------
Weighted-average number of diluted common
  shares outstanding                                        522.7         537.2
                                                   =============================

In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2009, we excluded 17,243,309 tandem options because their exercise price was greater than the average common share market price in the period. In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2008, we excluded 4,103,560 tandem options, because their exercise price was greater than the average common share market price in the period. During the periods presented, outstanding tandem options were the only potential dilutive instruments.

17.   COMMITMENTS, CONTINGENCIES AND GUARANTEES

As described in Note 16 to the Audited Consolidated Financial Statements included in our 2008 Form 10-K, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We continue to believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations. There have been no significant developments since year end.

18.   CASH FLOWS

(a)   CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                Three Months
                                                               Ended March 31
                                                            2009           2008
-------------------------------------------------------------------------------
Depreciation, Depletion, Amortization
   and Impairment                                            409            364
Stock-Based Compensation                                       -            (59)
Provision for (Recovery of) Future
   Income Taxes                                              (87)            77
Change in Fair Value of Crude Oil Put
   Options                                                    16              -
Net Income Attributable to
   Non-Controlling Interests                                   3              1
Other                                                        (19)             -
                                                   -----------------------------
Total                                                        322            383
                                                   =============================

(b)   CHANGES IN NON-CASH WORKING CAPITAL

                                                                Three Months
                                                               Ended March 31
                                                            2009           2008
-------------------------------------------------------------------------------
   Accounts Receivable                                       298           (446)
   Inventories and Supplies                                  (49)           (78)
   Other Current Assets                                       (8)           (10)
   Accounts Payable and Accrued
      Liabilities                                            185            683
   Other                                                      13             13
                                                   -----------------------------
Total                                                        439            162
                                                   =============================
Relating to:
   Operating Activities                                      420            140
   Investing Activities                                       19             22
                                                   -----------------------------
Total                                                        439            162
                                                   =============================
(c)      OTHER CASH FLOW INFORMATION

                                                                Three Months
                                                               Ended March 31
                                                            2009           2008
-------------------------------------------------------------------------------
Interest Paid                                                 81             66
Income Taxes Paid                                             34             85
                                                   -----------------------------

Cash flow from other operating activities includes cash outflows related to geological and geophysical expenditures of $12 million for the three months ended March 31, 2009 (2008 - $10 million).

19.   OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Energy Marketing, Syncrude and Chemicals in various geographic locations as described in Note 22 to the Audited Consolidated Financial Statements included in our 2008 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2009
                                                                                                              Corporate
                                                                                 Energy                             and
                                               Oil and Gas                    Marketing  Syncrude  Chemicals       Other     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                 United   United        Other
                                Yemen   Canada   States  Kingdom  Countries(1)
                              -----------------------------------------------
Net Sales                        162        91       63      478           19        13        98        124           -     1,048
Marketing and Other                3         7        -        4            -       267         -        (14)        (10)(2)   257
                              ------------------------------------------------------------------------------------------------------
Total Revenues                   165        98       63      482           19       280        98        110         (10)    1,305

Less: Expenses
  Operating                       47        41       23       51            2         8        66         67           -       305
  Depreciation, Depletion,
   Amortization and
     Impairment                   41        63       68      193            5         4        11         12          12       409
  Transportation and Other         3         3       13       (3)           -       162         7         10           6       201
  General and Administrative       4        14       14        2            8        23         -          9          26       100
  Exploration                      -        21       10        8          14 (3)      -         -          -           -        53
  Interest                         -         -        -        -            -         -         -          2          66        68
                              ------------------------------------------------------------------------------------------------------
Income (Loss)
  before Income Taxes             70       (44)     (65)     231          (10)       83        14         10        (120)      169
Less: Provisions for
(Recovery                         24       (11)     (23)      86           (6)       35         4          2         (80)       31
  of) Income Taxes
Less: Non-Controlling
  Interests                        -         -        -        -            -         -         -          3          -          3
                              ------------------------------------------------------------------------------------------------------
Net Income (Loss)                 46       (33)     (42)     145           (4)       48        10          5         (40)      135
                              ======================================================================================================

Identifiable Assets              400     7,678(4) 2,100    6,403          807     3,035(5)  1,212        594       1,390    23,619
                              ======================================================================================================
Capital Expenditures
  Development and Other           29       244       42      149           58         8        17         36           1       584
  Exploration                      -        94       26       28           15         -         -          -           -       163
  Proved Property
    Acquisitions                   -       757        -        -            -         -         -          -           -       757
                              ------------------------------------------------------------------------------------------------------
                                  29     1,095       68      177           73         8        17         36           1     1,504
                              ======================================================================================================
Property, Plant and
Equipment
  Cost                         2,920     9,225    4,591    6,869          636       256     1,386        983         332    27,198
  Less: Accumulated DD&A       2,729     1,843    2,850    2,419          121        80       244        523         212    11,021
                              ------------------------------------------------------------------------------------------------------
Net Book Value                   191     7,382(4) 1,741    4,450          515       176     1,142        460         120    16,177
                              ======================================================================================================

(1)  Includes results of operations from producing activities in Colombia.
(2)  Includes  interest  income of $2 million,  foreign  exchange  gains of $19 million, decrease in the fair value of crude oil put options of $16 million and other losses of $15 million.
(3)  Includes exploration activities primarily in Norway and Colombia.
(4) Includes costs of $5,658 million related to our insitu oil sands (Long Lake and future phases).
(5) Approximately 77% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED MARCH 31, 2008
                                                                                                              Corporate
                                                                                 Energy                             and
                                               Oil and Gas                    Marketing  Syncrude  Chemicals       Other     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                 United   United        Other
                                Yemen   Canada   States  Kingdom  Countries(1)
                              -----------------------------------------------
Net Sales                        276      147       181       939          46         14       158        109          -      1,870
Marketing and Other                4        -         1         1           -        211         -         (7)         12 (2)   222
                              ------------------------------------------------------------------------------------------------------
Total Revenues                   280      147       182       940          46        225       158        102         12      2,092

Less: Expenses
  Operating                       45        42       24        57           3          9        62         67          -        309
  Depreciation, Depletion,
   Amortization and
     Impairment                   34        47       74       170           4          3        12         10         10        364
  Transportation and Other         2         5        1         -           -        173         5         19 (3)      -        205
  General and                     (2)        1        6        (1)          1         26         1          7         16         55
    Administrative (4)
  Exploration                      -         4        6         7          15 (5)      -         -          -          -         32
  Interest                         -         -        -         -           -          -         -          3         24         27
                              ------------------------------------------------------------------------------------------------------
Income (Loss)
  before Income Taxes            201        48       71       707          23         14        78         (4)       (38)     1,100
Less: Provisions for
(Recovery                         70        14       25       359           3          1        22          -        (25)       469
  of) Income Taxes
Less: Non-Controlling
  Interests                        -         -        -         -           -          -         -          1          -          1
                              ------------------------------------------------------------------------------------------------------
Net Income (Loss)                131        34       46       348          20         13        56         (5)       (13)       630
                              ======================================================================================================
Identifiable Assets              341     5,837(6) 1,766     4,970         393      4,271(7)  1,216        476        391     19,661
                              ======================================================================================================
Capital Expenditures
  Development and Other           18       351       79       100          28          -         9         13          4        602
  Exploration                      5        86       67        16          10          -         -          -          -        184
                              ------------------------------------------------------------------------------------------------------
                                  23       437      146       116          38          -         9         13          4        786
                              ======================================================================================================

Property, Plant and
Equipment
  Cost                         2,288     7,171    3,330     4,999         302        252     1,339        848        313     20,842
  Less: Accumulated DD&A       2,068     1,637    1,898     1,085          84         65       214        474        178      7,703
                              ------------------------------------------------------------------------------------------------------
Net Book Value                   220     5,534(6) 1,432     3,914         218        187     1,125        374        135     13,139
                              ======================================================================================================

(1)  Includes results of operations from producing activities in Colombia.
(2) Includes interest income of $10 million, foreign exchange gains of $5 million and other losses of $3 million.
(3) Includes severance accrual of $7 million in connection with North Vancouver technology conversion project.
(4)  Includes recovery of stock-based compensation expense of $41 million.
(5) Includes exploration activities primarily in Nigeria, Norway and Colombia.
(6) Includes costs of $4,003 million related to our insitu oil sands (Long Lake and future phases).
(7)  Approximately  83%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

20.   DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
      PRINCIPLES

The  Unaudited   Consolidated   Financial  Statements  have  been  prepared  in
accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statements and summaries of differences from Canadian GAAP are as follows:

UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions, except per share amounts)                   2009           2008
-------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
     Net Sales                                             1,048          1,870
     Marketing and Other (v); (vi)                           292            206
                                                    ---------------------------
                                                           1,340          2,076
                                                    ---------------------------
EXPENSES
     Operating (i)                                           305            310
     Depreciation, Depletion, Amortization
       and Impairment                                        409            364
     Transportation and Other (v)                            194            205
     General and Administrative (iv)                         108             62
     Exploration                                              53             32
     Interest                                                 68             27
                                                    ---------------------------
                                                           1,137          1,000
                                                    ---------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                     203          1,076
                                                    ---------------------------

PROVISION FOR (RECOVERY OF) INCOME TAXES
     Current                                                 118            392
     Deferred (iv); (vi)                                     (74)            66
                                                    ---------------------------
                                                              44            458
                                                    ---------------------------

NET INCOME BEFORE NON-CONTROLLING INTERESTS                  159            618
     Less: Net Income Attributable to
           Non-Controlling Interests                          (3)            (1)
                                                    ---------------------------

NET INCOME ATTRIBUTABLE TO NEXEN INC. - US GAAP (1)          156            617
                                                    ===========================

EARNINGS PER COMMON SHARE ($/share) (Note 16)
     Basic                                                  0.30           1.17
                                                    ===========================

     Diluted                                                0.30           1.15
                                                    ===========================

(1) RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                Three Months
                                                               Ended March 31
(Cdn$ millions)                                             2009           2008
-------------------------------------------------------------------------------
Net Income - Canadian GAAP                                   135           630
Impact of US Principles, Net of Income Taxes:
     Pre-operating Costs (i)                                   -            (1)
     Stock-based Compensation (iv)                            (6)           (5)
     Inventory Valuation (vi)                                 27            (7)
                                                    --------------------------
Net Income - US GAAP                                         156           617
                                                    ==========================

UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP
                                                        March 31    December 31
(Cdn$ millions, except share amounts)                       2009           2008
-------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                            2,054          2,003
      Restricted Cash                                        426            103
      Accounts Receivable                                  2,821          3,163
      Inventories and Supplies (vi)                          530            426
      Other                                                  405            169
                                                    ---------------------------
         Total Current Assets                              6,236          5,864
                                                    ---------------------------

   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation,
         Depletion, Amortization and
         Impairment of $11,414
         (December 31, 2008 - $10,786)(i); (iii)          16,128         14,873
   GOODWILL                                                  400            390
   DEFERRED INCOME TAX ASSETS                                359            351
   DEFERRED CHARGES AND OTHER ASSETS                         431            570
                                                    ---------------------------
TOTAL ASSETS                                              23,554        22,048
                                                    ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts Payable and Accrued
        Liabilities (iv)                                   3,521          3,384
      Accrued Interest Payable                                80             67
      Dividends Payable                                       26             26
                                                    ---------------------------
         Total Current Liabilities                         3,627          3,477
                                                    ---------------------------

   LONG-TERM DEBT                                          7,791          6,578
   DEFERRED INCOME TAX LIABILITIES
      (i); (ii); (iv); (vi); (vii)                         2,542          2,543
   ASSET RETIREMENT OBLIGATIONS                            1,033          1,024
   DEFERRED CREDITS AND OTHER
      LIABILITIES (ii)                                     1,404          1,428

SHAREHOLDERS' EQUITY
   Nexen Inc. Shareholders' Equity
      Common Shares, no par value
         Authorized:   Unlimited
         Outstanding:  2009 - 520,813,961 shares
                       2008 - 519,448,590 shares           1,004            981
      Contributed Surplus                                      2              2
      Retained Earnings (i) - (vii)                        6,302          6,172
      Accumulated Other Comprehensive Loss (ii)             (203)          (209)
                                                    ---------------------------
   Total Nexen Inc. Shareholders' Equity                   7,105          6,946
      Non-Controlling Interests                               52             52
                                                    ---------------------------
   TOTAL SHAREHOLDERS EQUITY                               7,157          6,998
                                                    ---------------------------
   COMMITMENTS, CONTINGENCIES AND GUARANTEES
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                23,554         22,048
                                                    ===========================


UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions)                                             2009           2008
--------------------------------------------------------------------------------
Net Income - US GAAP                                         156            617
Other Comprehensive Income (Loss),
      Net of Income Taxes:
      Foreign Currency Translation Adjustment                  6            (27)
                                                    ---------------------------
Comprehensive Income                                         162            590
                                                    ===========================

UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS -
US GAAP

                                                        March 31    December 31
(Cdn$ millions)                                             2009           2008
-------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                     (128)          (134)
Unamortized Defined Benefit Pension
     Plan Costs (ii)                                         (75)           (75)
                                                    ---------------------------
Accumulated Other Comprehensive Loss (AOCI)                 (203)          (209)
                                                    ===========================

NOTES TO THE UNAUDITED CONSOLIDATED US GAAP FINANCIAL STATEMENTS:

i. Under Canadian GAAP, we defer certain development costs to PP&E. Under US principles, these costs have been included in operating expenses. As a result property, plant and equipment is lower under US GAAP by $30 million (December 31, 2008 - $30 million).

ii. US GAAP requires the recognition of the over-funded and under-funded status of a defined benefit plan on the balance sheet as an asset or liability. At March 31, 2009, the unfunded amount of our defined benefit pension plans that was not included in the Pension Liability under Canadian GAAP was $104 million. This amount has been included in deferred credits and other liabilities and $75 million, net of income taxes, has been included in AOCI.

iii. On January 1, 2003, we adopted FASB Statement 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (FAS 143) for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which results in our property, plant and equipment under US GAAP being lower by $19 million.

iv. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. In addition, under Canadian principles, we retroactively adopted EIC-162 which requires the accelerated recognition of stock-based compensation expense for all stock-based awards made to our retired and retirement-eligible employees. However, US GAAP requires the accelerated recognition of stock-based compensation expense for such employees for awards granted on or after January 1, 2006. As a result:

     o general and administrative expense is higher by $8 million ($6 million, net of income taxes) for the three months ended March 31, 2009, (2008 - higher by $7 million ($5 million, net of income taxes)); and

     o accounts payable and accrued liabilities are higher by $66 million as at March 31, 2009 (December 31, 2008 - $58 million).

v. Under US GAAP, asset disposition gains and losses are included with transportation and other expense. Gains of $7 million for the three months ended March 31, 2009 were reclassified from marketing and other income to transportation and other expense (no gains were reclassified for the three months ended March 31, 2008).

vi. Under Canadian GAAP, we began carrying our commodity inventory held for trading purposes at fair value, less any costs to sell, effective October 31, 2007. Under US GAAP, we are required to carry this inventory at the lower of cost or net realizable value. As a result:

     o marketing and other income is higher by $42 million ($27 million, net of income taxes) for the three months ended March 31, 2009, respectively (2008 - lower by $16 million ($7 million, net of income taxes)); and

     o inventories are lower by $16 million as at March 31, 2009 (December 31, 2008 - lower by $58 million).

vii. On January 1, 2007, we adopted FASB Interpretation 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES (FIN 48) regarding accounting and disclosure for uncertain tax positions. On the adoption of FIN 48, we recorded a cumulative effect of a change in accounting principle of $28 million. This amount increased our deferred income tax liabilities, and decreased our retained earnings as at January 1, 2007 in our US GAAP - Unaudited Consolidated Balance Sheet.

     As at March 31, 2009, the total amount of our unrecognized tax benefit was approximately $235 million, all of which, if recognized, would affect our effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the Unaudited Consolidated Statement of Income. As at March 31, 2009, the total amount of interest and penalties related to uncertain tax positions recognized in deferred income tax liabilities in the US GAAP - Unaudited Consolidated Balance Sheet was approximately $8 million. We had no interest or penalties included in the US GAAP - Consolidated Statement of Income for the three months ended March 31, 2009.

     Our income tax filings are subject to audit by taxation authorities and as at March 31, 2009 the following tax years remained subject to examination,
     (i) Canada - 1985 to date (ii) United Kingdom - 2007 to date and (iii) United States - 2005 to date. We do not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next 12 months.


CHANGES IN ACCOUNTING POLICIES - US GAAP
BUSINESS COMBINATIONS

On January 1, 2009, we prospectively adopted Financial Accounting Standards Board (FASB) Statement 141 (revised), BUSINESS COMBINATIONS. Statement 141 establishes principles and requirements of the acquisition method for business combinations and related disclosures. The adoption of this statement did not impact our results of operations or financial position.

NON-CONTROLLING INTERESTS

On January 1, 2009, we prospectively adopted Statement 160, NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this statement did not have a material impact on our results of operations or financial position. The presentation changes have been included in the Consolidated Financial Statements, as applicable.

DERIVATIVE AND HEDGING DISCLOSURES

On January 1, 2009, we prospectively adopted Statement 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts and details of credit-risk-related contingent features in their hedged position. The statement also requires the disclosure of the location and amounts of derivative instruments in the financial statements. The disclosures required by this standard are provided in Notes 7 and 8.

NEW ACCOUNTING PRONOUNCEMENTS - US GAAP

In December 2008, FASB issued FSP FAS 132(R) -1, EMPLOYERS DISCLOSURES ABOUT POSTRETIREMENT BENEFIT PLAN ASSETS. This position provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plans. This position is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of this statement to materially impact our results of operations or financial position.

In April 2009, FASB issued three final staff positions to improve guidance and disclosures on fair value measurement and impairments. The positions clarify fair value accounting specifically regarding: inactive markets and distressed transactions; other-than-temporary impairments; and expanded fair value disclosures for financial instruments in interim periods. These positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of these positions to have a material impact on our results of operation or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING  SHOULD BE READ IN  CONJUNCTION  WITH THE  UNAUDITED  CONSOLIDATED
FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 20 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS APRIL 27, 2009.

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

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 79 OF OUR 2008 FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVES ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

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

EXECUTIVE SUMMARY OF FIRST QUARTER RESULTS

                                                                  Three Months
                                                                 Ended March 31
(Cdn$ millions, unless otherwise noted)                       2009         2008
--------------------------------------------------------------------------------
Production before Royalties (mboe/d)                           252          267
Production after Royalties (mboe/d)                            225          222
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)        47.56        85.90

Cash Flow from Operating Activities                            789        1,168
Net Income                                                     135          630
Earnings per Common Share, Basic ($/share)                    0.26         1.19

Capital Investment                                             747          786
Acquisition of Additional Interest in Long Lake                757            -
Net Debt (1)                                                 5,737        4,059
                                                             -------------------

(1) Net debt is a non-GAAP measure and is defined as long-term debt and short-term borrowings less cash and cash equivalents.

Production before royalties averaged 252,000 boe/d in the quarter, up 9% from the previous quarter. Buzzard delivered strong production with rates of 92,700 boe/d net to us, during the quarter. Gulf of Mexico production continues to ramp up following the hurricane interruptions from last year and averaged 18,800 boe/d in the quarter, while Long Lake SAGD bitumen production increased to 8,100 bbls/d.

Weaker commodity prices reduced our net income and cash flow from operations while our after-royalty production increased. Our realized oil and gas price for the quarter was $47.56/boe compared to $85.90/boe last year. Despite the drop in commodity prices, our netbacks remain strong.

We incurred approximately 25% of our 2009 planned capital expenditures during the first quarter focusing on increasing production at Long Lake, conducting our shale gas winter drilling program in Canada, advancing work on the fourth platform at Buzzard and bringing our Ettrick and Longhorn developments on stream later this year. We continue to review opportunities to reduce operating and capital costs.

At Long Lake, we acquired an additional 15% interest in the project and became the sole operator of the resource and upgrader. We are now upgrading bitumen from our SAGD production and third-party bitumen purchases, and are currently producing approximately 15,000 bbls/d of premium synthetic crude (PSCTM) (9,750 bbls/d net to us).

During the quarter, we drilled a successful exploration well and two sidetracks at Hobby in the UK North Sea, with a further sidetrack planned to determine the extent of the discovery. Hobby is part of a rapidly growing area of exploration interest, which includes other discoveries at Golden Eagle and Pink.

We believe our financial position remains strong. We have liquidity of approximately $3.3 billion available comprised of cash on hand and undrawn committed credit. We have no significant debt maturities until 2012 and the average term-to-maturity of our long-term debt is approximately 17 years. We believe our significant liquidity, combined with strong netbacks, provides us with the financial flexibility to carry out our investment programs.

CAPITAL INVESTMENT

Our strategy and capital programs are focused on growing long-term value for our shareholders responsibly. We are advancing our strategy as described below. In 2009, we are investing primarily in:

     o completing the Ettrick development and advancing work on the fourth platform at Buzzard in the North Sea;
     o bringing Longhorn in the Gulf of Mexico on stream during the year, and developing our Usan project offshore Nigeria;
     o targeting a number of exploration prospects, primarily in the North Sea and Gulf of Mexico; and
     o    advancing  our  Horn  River  shale  gas play in  northeastern  British
          Columbia.

Details of our capital programs are set out below:

THREE MONTHS ENDED MARCH 31, 2009

                                                 Major     Early Stage      New Growth      Core Asset
(Cdn$ millions)                            Development     Development     Exploration     Development           Total
----------------------------------------------------------------------------------------------------------------------
Oil and Gas
    Synthetic (mainly Long Lake)                   168 (1)          40               1               -             209
    Long Lake Acquisition                          757               -               -               -             757
    United Kingdom                                  81               6              28              62             177
    Canada                                           -               2              93              34             129
    United States                                   37               -              26               5              68
    Nigeria                                         58               -               2               -              60
    Yemen                                            -               -               -              29              29
    Other Countries                                  -               -              13               -              13
Syncrude                                             -               -               -              17              17
                                         -----------------------------------------------------------------------------
                                                 1,101              48             163             147           1,459
Chemicals                                            -               -               -              36              36
Energy Marketing, Corporate and Other                -               -               -               9               9
                                         -----------------------------------------------------------------------------
Total Capital                                    1,101              48             163             192           1,504
                                         =============================================================================
As a % of Total Capital                            73%              3%             11%             13%            100%
                                         -----------------------------------------------------------------------------

(1)  Includes $91 million of capitalized start-up costs.

SYNTHETIC
During the quarter, we reached a significant milestone at Long Lake when we produced and sold first PSCTM from the upgrader. The main process units in the upgrader have been successfully commissioned and are operating. The gasifier is creating syngas that is being used in SAGD operations for steam generation and creating hydrogen that is being used for upgrading. This has significantly reduced the need for purchased natural gas. During the upgrader ramp up, we expect that there will be periods of downtime as we work through the early stages of production and upgrading.

The reservoir continues to perform well and bitumen production is reflecting the amount of steam that has been injected into the reservoir. Our steam generation has been restricted by our ability to treat water during our ramp up phase. Approximately 90-95% of the water we inject into the reservoir is recycled and treated. In addition, we add cold source water to gradually increase overall steam volumes. Temperature limitations in the water treating system have limited our ability to ramp up steam volumes. We have implemented a number of low cost changes to the water treating system which include adding supplementary heat to the hot lime softeners and improving our filtration system. These changes are nearing completion and we expect that they will allow us to accelerate our steam injection capability. The modifications made so far have already resulted in a substantial increase to our steam generation volumes. For the first quarter, our steam volumes averaged 66,000 bbls/d and we are now starting to see rates in excess of 85,000 bbls/d. When the remaining modifications are completed shortly, we expect to see another step change in our steam volumes which we anticipate will accelerate our bitumen production ramp up. Given the steaming constraints, we have rationed our steam to 39 of the 81 well pairs. As we increase our steam capacity, the remaining wells will be brought on. The average steam to oil ratio for the wells on production is between four and five and we expect this ratio to fall to around three as production ramps up.

Currently, we are producing approximately 18,000 bbls/d (gross) of bitumen which is almost a 35% improvement over our first quarter average production of 13,400 bbls/d (gross). When we combine our bitumen production with third-party volumes, we are producing approximately 15,000 bbls/d (gross) of upgraded on-spec PSCTM. Yields in the second quarter should improve as we start up the thermal cracker and solvent de-asphalter. We expect to reach full design rates of 72,000 bbls/d of gross bitumen production, upgraded to approximately 60,000 bbls/d (39,000 bbls/d net to us) of PSCTM in 2010.

We have a 65% interest in the Long Lake project and joint venture lands. We are the sole operator of the resource and upgrader and we have successfully integrated the upgrader personnel that came with the recent acquisition of the additional 15% of the project from Opti Canada Inc.


UNITED KINGDOM - NORTH SEA
During the quarter, we have had significant success at Hobby in the Golden Eagle area. We have completed drilling the Hobby discovery well and two sidetracks. All three wells encountered significant high quality oil pay. These results are encouraging. We plan to continue with appraisal activity and expect to spud an appraisal well shortly. In addition, we plan to drill a third sidetrack. The Golden Eagle area includes exciting discoveries at Golden Eagle, Hobby and Pink. We have a 34% operated interest in both Hobby and Golden Eagle and a 46% operated working interest in Pink. We have additional prospects in the area that we plan to drill later this year.

Our Ettrick development in the North Sea is progressing towards first oil in the coming months and is expected to add approximately 6,000 to 8,000 boe/d to our annual 2009 production volumes. The development consists of a leased floating production, storage and offloading vessel (FPSO) designed to handle 30,000 bbls/d of oil and 35 mmcf/d of gas. We also have a discovery at Blackbird which could be a future tie-back to Ettrick. We operate both Ettrick and Blackbird, with an 80% working interest in each.


UNITED STATES - GULF OF MEXICO
At our Cote de Mer prospect, located on the Louisiana coast, we completed drilling to target depth of 22,300 feet where we have encountered commercial quantities of hydrocarbons. We are currently completing this well and expect first production in the fourth quarter. We have a 35% working interest in this project.

In the Eastern Gulf of Mexico, we plan to spud the Antietam prospect shortly, which is located three miles west of our Shiloh discovery. We expect drilling to be completed early in the third quarter. This is the fourth well in the area where we have already had success at Shiloh and Vicksburg. In addition, we plan to drill one more exploration well and an appraisal well at Vicksburg. We have a 25% interest in Vicksburg and a 20% interest in both Antietam and Shiloh, with Shell operating all three.

Development of the Longhorn discovery continues and first production is expected mid year. Peak production of approximately 200 mmcf/d gross (50 mmcf/d, net to us) is expected by year end. We have recently completed drilling a deeper well here which has extended our reserve base. We have a 25% non-operated working interest and ENI is the operator.


At Knotty Head, we plan to start drilling an appraisal well in 2009 when the first of our two new deep-water drilling rigs arrives. The rig is expected to enter the Gulf in the third quarter. We have a 25% operated interest in the field.

CANADA

During the quarter, we completed and tied-in two wells drilled last summer in our Horn River shale gas play. We have commenced testing on these wells. We also drilled three wells earlier this year and plan to complete and tie-in these wells before year end. We expect to have six wells on production as the year unfolds.

This shale gas play has the potential to become one of the most significant shale gas plays in North America. It has been compared to the Barnett Shale in Texas by other operators in the area as it displays similar rock properties and play characteristics. We have approximately 88,000 acres in the Dilly Creek area of the Horn River basin with a 100% working interest. Further appraisal activity is required before commerciality is established.


OFFSHORE WEST AFRICA
Development of the Usan field on block OML 138, offshore Nigeria is fully underway. The field development plan includes a FPSO vessel with a storage capacity of two million barrels of oil. This year, we are scheduled to construct the FPSO hull, begin development drilling, and complete detailed engineering and procurement. The Usan field is expected to come on stream in 2012 and will ramp up to a peak production rate of 180,000 bbls/d (36,000 bbls/d net to us). Nexen has a 20% interest in exploration and development along with Total E&P Nigeria Limited (20% and Operator), Chevron Petroleum Nigeria Limited (30%) and Esso Exploration and Production Nigeria (Offshore East) Limited (30%).

On OPL 223, we have commenced exploration drilling on the block. Following drilling of the exploration well, the rig will return to OML 138 and begin development drilling at Usan. We have a 20% funding interest and 18% beneficial interest on block OPL 223. Our partners are Total E&P Nigeria Limited (18% and Operator), ChevronTexaco Nigeria Deepwater F Limited (27%), Esso Exploration and Production (Upstream) Limited (27%) and Nigerian Petroleum Development Company Limited (10% carried interest).

FINANCIAL RESULTS

CHANGE IN NET INCOME

   (Cdn$ millions)                                                2009 VS 2008
   -----------------------------------------------------------------------------
   NET INCOME AT MARCH 31, 2008                                            630
                                                                 ===============
      Favorable (unfavorable) variances(1):

        Production Volumes, After Royalties
          Crude Oil                                                         15
          Natural Gas                                                      (32)
          Increase in Crude Oil Inventory                                  (49)
                                                                 ---------------
             Total Volume Variance                                         (66)

        Realized Commodity Prices
          Crude Oil                                                       (724)
          Natural Gas                                                      (46)
                                                                 ---------------
             Total Price Variance                                         (770)

        Operating Expense
          Conventional Oil & Gas                                             7
          Syncrude                                                          (4)
                                                                 ---------------
             Total Operating Expense Variance                                3

        Depreciation, Depletion, Amortization and Impairment
          Oil & Gas and Syncrude                                           (40)
          Other                                                             (5)
                                                                 ---------------
             Total DD&A                                                    (45)

        Exploration Expense                                                (21)

        Net Energy Marketing Revenue                                        67

        Chemicals Contribution                                              17

        General and Administrative Expense                                 (45)

        Interest Expense                                                   (41)

        Current Income Taxes                                               274
        Future Income Taxes                                                164

        Other
          Decrease in Fair Value of Crude Oil Put Options                  (16)
          Other                                                            (16)
                                                                 ---------------

   NET INCOME AT MARCH 31, 2009                                            135
                                                                 ===============
(1)  All amounts are presented before provision for income taxes.


Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION

                                                                    Three Months Ended March 31
                                                                    2009                     2008
-----------------------------------------------------------------------------------------------------------
                                                           Before         After          Before       After
                                                     Royalties (1)    Royalties     Royalties(1)  Royalties
                                                     -------------    ---------     ------------  ---------
Crude Oil and Liquids (mbbls/d)
    United Kingdom                                          103.8          103.8        106.0         106.0
    Yemen                                                    54.5           35.7         62.2          31.8
    Canada                                                   15.5           12.3         16.2          12.3
    United States                                            10.4            9.5         13.7          12.0
    Long Lake Bitumen(2)                                      8.1            8.1          0.7           0.6
    Other Countries                                           5.5            5.1          6.0           5.5
Syncrude (mbbls/d) (3)                                       19.8           19.6         19.3          17.0
                                                     -------------- ------------ ------------- ------------
                                                            217.6          194.1        224.1         185.2
                                                     -------------- ------------ ------------- ------------
Natural Gas (mmcf/d)
    United Kingdom                                             18            18           21            21
    Canada                                                    137           122          127           107
    United States                                              50            45          112            95
                                                     -------------- ------------ ------------- ------------
                                                              205           185          260           223
                                                     -------------- ------------ ------------- ------------

Total (mboe/d)                                                252           225          267           222
                                                     ============== ============ ============= ============

(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Pre-operating revenues and costs associated with Long Lake bitumen are capitalized as development costs until we reach commercial operations.
(3) Considered a mining operation for US reporting purposes.


LOWER SALES VOLUMES DECREASED NET INCOME FOR THE QUARTER BY $66 MILLION Production before royalties increased 9% from the prior quarter but was 6% lower than the first quarter of 2008. The increase from the prior quarter resulted from higher uptime at Buzzard in the North Sea and restored production in the Gulf of Mexico following last year's hurricane interruptions. The decrease from the first quarter of 2008 largely reflects production that is still shut-in the Gulf of Mexico, partially offset by increasing bitumen production at Long Lake. Production after royalties increased 14% and 1% from the prior quarter and the first quarter of 2008, respectively.

The following table summarizes our production volume changes since last quarter:

                                                         Before          After
(mboe/d)                                              Royalties      Royalties
----------------------------------------------------------------- --------------
Production, fourth quarter 2008                             230            198
   Production changes:
       United Kingdom                                        12             12
       United States                                         10              9
       Yemen                                                  2              4
       Canada                                                (1)             1
       Long Lake Bitumen                                      2              2
       Syncrude                                              (3)            (1)
                                                   -------------- --------------
Production, first quarter 2009                              252            225
                                                   ============== ==============

Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

UNITED KINGDOM
The Buzzard field continues to perform well, achieving volumes of 92,700 boe/d during the quarter (214,500 boe/d gross). Production volumes were 9% higher than the previous quarter due to better uptime of the platform. This was partially offset by maintenance on the water injection system. Construction of the fourth platform at Buzzard is on time and on budget.

At Scott/Telford, production volumes increased 39% from the prior quarter. Maintenance on the Scott platform to resolve power supply issues and downtime for subsea repairs resulted in lower production in the prior quarter. Production volumes decreased 25% from the first quarter of 2008 as a result of natural declines and unplanned maintenance. Production from our non-operated fields at Duart and Farragon increased to average 3,700 boe/d for the quarter.

YEMEN
Yemen production increased 4% from the prior quarter and decreased 12% from the first quarter of 2008.

Masila production was consistent with the prior quarter and decreased 16% from the first quarter of 2008. This decline is consistent with our expectations as the field matures. Our drilling program is focused on maximizing reserve recoveries and economic returns. In the first quarter of 2009, we drilled seven development wells and plan to drill a further eight wells in the year. Strong rates from wells drilled late in 2008 and early 2009 contributed to the additional production in the first quarter. Production declines are expected to continue as we maximize recovery of the remaining reserves on the block.

Block 51 production was 12% and 3% higher than the prior quarter and the first quarter of 2008, respectively. The increase relates to better performance from secondary zones in our existing fields. During the quarter, we drilled a development well at BAK A.

CANADA
Production in Canada was 2% lower than the previous quarter and 3% higher than the same period last year. Conventional production from our heavy oil properties was slightly lower due to natural field declines. CBM production remained consistent with the prior quarter averaging 49 mmcf/d and was 14 mmcf/d higher than the first quarter of 2008 as additional wells and facilities were brought on stream.

LONG LAKE
Bitumen production averaged 8,100 boe/d (net to us) during the quarter. The 23% increase from the prior quarter reflects the additional working interest we acquired in the Long Lake Project combined with a modest increase in total volumes. We currently have 39 of 81 well pairs converted to SAGD production.

In January, we increased our interest in the Long Lake Project from 50% to 65% and the upgrader began producing premium synthetic crude oil. The project is upgrading bitumen from our SAGD production and from third-party bitumen purchases, and is currently producing approximately 15,000 boe/d of premium synthetic crude (9,750 net to us).

UNITED STATES

Gulf of Mexico production volumes were 111% higher than the prior quarter as we continue to bring our hurricane-affected properties back on-stream. We were producing approximately 30,000 boe/d prior to Hurricanes' Gustav and Ike in the third quarter of 2008. Our properties at Gunnison, West Cameron and Eugene Island came back on stream towards the end of 2008 and we exited the year producing approximately 12,000 boe/d. At Aspen, production resumed in January. Additional water handling facilities on the third-party platform were installed allowing Aspen production rates to increase. Production volumes on the shelf were 42% lower than the same period last year as production shut in by the hurricane interruptions was offset by higher rates as a result of workovers and recompletions. At the end of the first quarter, our production in the Gulf of Mexico was approximately 21,000 boe/d. Our Wrigley field came back on stream in late April and we anticipate that production will be restored to pre-hurricane rates.

OTHER COUNTRIES
Production from the Guando field in Colombia averaged 5,500 boe/d during the quarter, slightly lower than the prior quarter and first quarter of 2008. Under the terms of our license, our interest in the Guando field will decrease by half to 10% during the second quarter as we reached 60 million barrels of cumulative production during the first quarter.

SYNCRUDE
Syncrude production was 11% lower than the previous quarter mainly due to low bitumen inventories and the scheduled turnaround of Coker 8-3 that began late in the quarter. The turnaround is expected to be completed early in the second quarter. Production volumes were 3% higher than the first quarter of 2008 as rates were lower last year as a result of downtime caused by maintenance on a coker and extreme winter conditions in January 2008.

COMMODITY PRICES
                                                                             Three Months
                                                                            Ended March 31
                                                                         2009           2008
---------------------------------------------------------------------------------------------
CRUDE OIL
     West Texas Intermediate (WTI) (US$/bbl)                            43.08          97.90
                                                                    -------------------------

     Benchmark Differentials (1) (US$/bbl)
        Heavy Oil                                                        9.17          21.85
        Dated Brent                                                     (1.32)          1.00
        Mars                                                            (0.66)          6.93
        Masila                                                           0.05           2.32

     Realized Prices from Producing Assets (Cdn$/bbl)
        United Kingdom                                                  51.60          93.38
        Yemen                                                           52.30          96.57
        Canada                                                          35.35          65.94
        United States                                                   46.27          94.07
        Other Countries                                                 41.68          91.85
        Syncrude                                                        55.48         101.70

     Corporate Average (Cdn$/bbl)                                       50.41          93.00
                                                                    -------------------------

NATURAL GAS
     New York Mercantile Exchange (US$/mmbtu)                            4.48           8.75
     AECO (Cdn$/mcf)                                                     5.34           6.76
                                                                    -------------------------

     Realized Prices from Producing Assets (Cdn$/mcf)
        United Kingdom                                                   5.50           6.82
        Canada                                                           4.75           7.57
        United States                                                    5.93           9.03

     Corporate Average (Cdn$/mcf)                                        5.11           7.97
                                                                    -------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                   47.56          85.90
                                                                    -------------------------

AVERAGE FOREIGN EXCHANGE RATE - Canadian to US Dollar                  0.8028         0.9959
                                                                    -------------------------

(1) These differentials are a discount/(premium) to WTI.

LOWER REALIZED COMMODITY PRICES DECREASED QUARTERLY NET INCOME BY $770 MILLION WTI averaged US$43.08/bbl for the quarter, down 27% and 56% from the prior quarter and the first quarter of 2008, respectively, while Brent crude oil prices fell 19% and 54% over the same periods. The effect of lower commodity prices was mitigated somewhat by the strengthening US dollar. Our realized prices for our crude oil sales were 16% lower than the previous quarter and 46% lower than the first quarter of 2008.

NYMEX averaged $4.48/mmbtu for the quarter, 30% lower than the prior quarter, while our realized gas price averaged $5.11/mcf, down only 19% over the same period. When compared to the first quarter of 2008, our realized gas price fell 36% while NYMEX prices decreased 49%. AECO natural gas prices meanwhile, only decreased 21% and 17% from the prior year and the previous quarter respectively. The combination of a portion of our gas being priced at AECO and the stronger US dollar compared to the Canadian dollar in the first quarter, partially offset the effect the NYMEX decline had on our realized gas prices.

The strengthening US dollar increased our net sales by approximately $53 million and $177 million compared to the prior quarter and the first quarter of 2008, respectively. Over the same periods, our realized crude oil price increased
$2.94/bbl and $9.77/bbl as a result of the stronger US dollar, while our realized natural gas price increased $0.30/mcf and $0.99/mcf, respectively.

CRUDE OIL REFERENCE PRICES
Crude oil prices were pressured during the quarter by the global economic recession and contracting oil demand. WTI ranged from a high of $54.34/bbl to a low of $33.98/bbl, with price strengthening late in the quarter. During the first quarter continued global economic weakness and oil demand destruction resulted in building inventory levels. Rising crude inventories depressed current prices, resulting in a steep contango curve structure that further provided incentives to store crude. Oil demand in the U.S. continues to decline as a result of the global recession. Reduced industrial production and shipping lowered demand for distillate and petrochemical feedstocks. Nigerian attacks in the Delta and rumors that Russia may join OPEC in cutting crude supply had minimal price impact. These geopolitical events that were once bullish to price continued to have minimal impact due to the weak supply and demand fundamentals and additional OPEC spare capacity.

CRUDE OIL DIFFERENTIALS
High crude oil inventory levels, particularly at Cushing, influenced many of the WTI differentials during the quarter. These high inventories and reduced demand depressed pricing for WTI crude oil relative to other benchmark crudes such as Brent.

In Canada, heavy oil differentials averaged US$9.17/bbl (21.3% of WTI) for the quarter, compared to US$21.85/bbl (22.3% of WTI) for the first quarter of 2008. Factors contributing to the narrower differential include reduced supply of medium crude oil from OPEC, strong fuel oil pricing, and declining heavy oil production in Mexico.

Brent/WTI differentials averaged US$1.32/bbl for the quarter, with Brent commanding a premium to WTI for much of the quarter. The differential remained volatile with Brent trading both at a discount and premium to WTI at times during the quarter.

The Mars differential averaged US$0.66/bbl for the quarter, with Mars trading at a premium to WTI. MARS is a medium sour crude that normally trades at a discount to WTI. The differential widened towards traditional levels at the end of the quarter due to stronger WTI prices.

The Yemen Masila differential narrowed relative to WTI during the quarter, with Masila trading at a discount of $0.05/bbl for the quarter. This reflects the weaker WTI relative to other crude oil grades.

NATURAL GAS REFERENCE PRICES
NYMEX natural gas prices averaged US$4.48/mmbtu for the quarter compared to US$8.75/mmbtu last year. A combination of shrinking industrial and power demand, new supply from unconventional plays and lower oil prices resulted in a bearish inventory outlook. This outlook reduced natural gas prices in the quarter. North American natural gas inventory levels at the end of the winter season are above average putting further pressure on prices. Globally, additional LNG volumes are expected to come on stream in 2009 and could be imported into the North American market due to larger storage capacity than elsewhere in the world. These additional LNG volumes and strong supply additions from shale gas and tight gas plays in North America could further reduce natural gas prices.

OPERATING EXPENSES

                                                                 Three Months Ended March 31
(Cdn$/boe)                                                   2009                         2008
--------------------------------------------------------------------------------------------------------
                                                   Before            After       Before           After
                                                Royalties (1)    Royalties    Royalties (1)   Royalties
                                            ------------------------------------------------------------
Conventional Oil and Gas                             8.27             9.47         7.49            9.06
Synthetic Crude Oil
    Syncrude                                        36.95            37.31        35.16           39.79
Average Oil and Gas                                 10.62            12.03         9.46           11.39
                                            ------------------------------------------------------------

(1) Operating expenses per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

LOWER OPERATING EXPENSES INCREASED NET INCOME FOR THE QUARTER BY $3 MILLION Operating costs are consistent with the same period last year despite the stronger US dollar increasing our corporate average by $1.06/boe for the quarter. Fewer maintenance expenses in the UK North Sea were offset by additional costs at Syncrude for unplanned equipment repairs and maintenance. Excluding the effect of the change in exchange rates, our corporate average increased $0.10/boe.

In the UK North Sea, costs decreased $6 million or 11% from last year. Lower tariffs at Buzzard reduced our corporate average by $0.33/boe. At Scott/Telford, fewer repairs and maintenance expenses reduced operating costs; however, production declines increased our per unit corporate average by $0.07/boe.

In Yemen, we continue to incur costs to maintain existing wells to maximize reserve recoveries and slow the natural decline of the field. At Masila, these costs, combined with declining production, increased average operating costs by $0.18/boe. At Block 51, production was consistent with the prior year; however, lower maintenance costs helped to reduce our corporate average by $0.24/boe.

In the US Gulf of Mexico, lower lease operating costs, surface facility and downhole maintenance and other expenses reduced our costs relative to last year. Production volumes have not been fully restored following last year's hurricanes, which increased our corporate average by $0.23/boe.

In Canada, fewer surface maintenance costs and additional CBM production reduced our corporate average by $0.13/boe. At Syncrude, operating costs increased $4 million over last year as a result of higher costs for unplanned maintenance, repairs to mining equipment and costs for the Coker 8-3 turnaround late in the quarter. These additional expenses increased our corporate average by $0.15/boe.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                         Three Months Ended March 31
(Cdn$/boe)                                              2009                        2008
----------------------------------------------------------------------------------------------------
                                                Before          After       Before           After
                                             Royalties (1)  Royalties    Royalties (1)   Royalties
                                         -----------------------------------------------------------
Conventional Oil and Gas                         18.58          21.27        14.40           17.42
Synthetic Crude Oil
    Syncrude                                      6.46           6.53         6.87            7.77
Average Oil and Gas                              17.59          19.91        13.86           16.69
                                         -----------------------------------------------------------

(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.


HIGHER OIL AND GAS DD&A DECREASED NET INCOME FOR THE QUARTER BY $40 MILLION
Our oil and gas DD&A  expense  increased  12% from the  first  quarter  of 2008.
Production mix between areas continues to change with lower production in the Gulf of Mexico and natural declines in Yemen offset by strong production at Buzzard. This change in production mix decreased our corporate average by $0.64/boe, compared to the same period last year. The weaker Canadian dollar relative to the same period last year increased our corporate average by $2.62/boe, as depletion of our international and US assets is denominated in US dollars.

At Buzzard, successful development drilling increased our year-end reserves, slightly lowering the depletion rate. This decrease in the Buzzard depletion rate has lowered our corporate average by $0.06/boe. Elsewhere in the UK, downward economic reserve revisions at our mature Scott/Telford fields increased our corporate average by $0.40/boe.

In the Gulf of Mexico, higher estimates for future abandonment costs and downward economic reserve revisions at the end of 2008 resulted in higher depletion rates, increasing our corporate average rate by $0.62/boe. Our DD&A expense in the United States was lower compared to the first quarter of 2008 as some production remains shut-in following last year's hurricanes.

In Canada, DD&A expense increased $16 million or 34% from the prior year, increasing our corporate average by $0.70/boe. This was caused by higher depletion rates at our heavy oil properties where lower year-end commodity prices reduced our proved reserves. The impact of these downward revisions however, was partially offset by lower depletion rates on our CBM properties as additional reserves were recognized through improved recovery rates.

EXPLORATION EXPENSE

                                                                          Three Months
                                                                         Ended March 31
(Cdn$ millions)                                                       2009          2008
-----------------------------------------------------------------------------------------
Seismic                                                                 12            10
Unsuccessful Drilling                                                   11             -
Other                                                                   30            22
                                                                -------------------------
Total Exploration Expense                                               53            32
                                                                =========================

New Growth Exploration                                                 163           184
Geological and Geophysical Costs                                        12            10
                                                                -------------------------
Total Exploration Expenditures                                         175           194
                                                                =========================

Exploration Expense as a % of Exploration Expenditures                  30%           16%
                                                                -------------------------

HIGHER EXPLORATION EXPENSE DECREASED NET INCOME FOR THE QUARTER BY $21 MILLION Our total exploration expenditures were $19 million lower than the same period last year as reduced investment in the US Gulf of Mexico was partially offset by additional spending in Canada and the UK North Sea.

In the UK North  Sea,  we have had  significant  success  at Hobby in the Golden
Eagle area. We have completed drilling the Hobby discovery well and two sidetracks. All three wells encountered significant high quality oil pay. These results are encouraging. We plan to continue with appraisal activity and expect to spud an appraisal well shortly. In addition, we plan to drill a third sidetrack. The Golden Eagle area includes exciting discoveries at Golden Eagle, Hobby and Pink. We have a 34% operated interest in both Hobby and Golden Eagle and a 46% operated working interest in Pink. We have additional prospects in the area that we plan to drill later this year.

Exploration expense was higher by $21 million compared with the same period in the prior year. In Canada, we expensed $9 million for unsuccessful exploration drilling. Our exploration expense also includes seismic acquisition costs of $9 million in the Dilly Creek shale gas area.

We are focusing our exploration investment for the remainder of the year on drilling exploratory and appraisal wells in the UK North Sea and US Gulf of Mexico.

ENERGY MARKETING

                                                                             Three Months
                                                                            Ended March 31
(Cdn$ millions)                                                          2009           2008
---------------------------------------------------------------------------------------------
      Physical Sales (1)                                                9,945         14,227
      Physical Purchases (1)                                           (9,802)       (13,738)
      Net Financial Transactions (1)                                       48           (287)
      Change in Fair Market Value of Inventory                             76              9
                                                                   --------------------------
Marketing Revenue                                                         267            211
      Transportation Expense                                             (165)          (173)
      Other                                                                 5              5
                                                                   --------------------------
NET MARKETING REVENUE                                                     107             43
                                                                   ==========================

CONTRIBUTION TO NET MARKETING REVENUE BY REGION
      North America                                                       104             45
      Asia                                                                 12              4
      Europe                                                               (9)            (6)
                                                                   --------------------------
NET MARKETING REVENUE                                                     107             43
      Depreciation, Depletion, Amortization and Impairment                 (4)            (3)
      General and Administrative                                          (23)           (26)
      Allowance for Doubtful Receivables                                    3              -
                                                                   --------------------------
MARKETING CONTRIBUTION TO INCOME BEFORE INCOME TAXES                       83             14
                                                                   ==========================

NORTH AMERICA
      NATURAL GAS
      Physical Sales Volumes (2)  (bcf/d)                                 5.1            6.6
      Transportation Capacity (bcf/d)                                     1.6            1.9
      Storage Capacity (bcf)                                             33.5           42.6
      Financial Volumes (3) (bcf/d)                                      15.6           26.4

      CRUDE OIL
      Physical Sales Volumes 2 (mbbls/d)                                  806            649
      Storage Capacity (mbbls)                                          2,757          3,119
      Financial Volumes (3) (mbbls/d)                                     915          1,412

      POWER
      Physical Sales Volumes 2 (GWh/d)                                    4.9            5.2
      Generation Capacity (MW)                                             87             87

ASIA
      Physical Sales Volumes 2 (mbbls/d)                                  129            206
      Financial Volumes (3) (mbbls/d)                                     322            268

EUROPE
      NATURAL GAS
      Physical Sales Volumes (2)  (bcf/d)                                 1.4            1.5
      Storage Capacity (bcf)                                              3.7            2.7

      CRUDE OIL
      Financial Volumes (3) (mbbls/d)                                     507          2,106

      POWER
      Physical Sales Volumes 2 (GWh/d)                                   70.2           60.9

VALUE-AT-RISK
      Quarter-end                                                          19             35
      High                                                                 24             40
      Low                                                                  18             21
      Average                                                              20             30
                                                                   --------------------------

(1) Marketing's physical sales, physical purchases and net financial transactions are reported net on the Unaudited Consolidated Statement of Income as marketing and other.
(2) Excludes intra-segment transactions. Physical volumes represent amounts delivered during the quarter.
(3) Financial volumes represent amounts largely acquired to economically hedge physical transactions during the quarter.

HIGHER CONTRIBUTION FROM ENERGY MARKETING INCREASED NET INCOME BY $67 MILLION Energy marketing delivered improved results in the first quarter driven by a renewed focus on optimizing our physical business. The crude oil team used their physical storage positions to take advantage of contango (rising prices) in the crude oil market. This contango, combined with narrowing crude oil differentials, enabled us to capture both realized and unrealized gains on our relatively low-risk physical trading strategies.

Gains were also generated by the strengthening condensate market. We imported condensate to supply the Canadian market and generated gains by supplying condensate to support the strong demand for Canadian heavy oil and bitumen production.

These gains were offset somewhat by losses early in the quarter in our North America natural gas business. These losses related to exiting the last of our basis trading positions from 2008. Additionally, we recognized losses from selling natural gas inventory where offsetting gains on the financial instruments hedging the value of the inventory were recognized in prior periods.

We  have  substantially  completed  re-aligning  our  marketing  strategies  and
positions   to  focus  on  and   support  our  core   physical   business  as  a
producer/marketer.

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

COMPOSITION OF NET MARKETING REVENUE

                                                               Three Months
                                                              Ended March 31
(Cdn$ millions)                                             2009         2008
------------------------------------------------------------------------------
Trading Activities (Physical and Financial)                  101           37
Non-Trading Activities                                         6            6
                                                       -----------------------
Total Net Marketing Revenue                                  107           43
                                                       =======================

TRADING ACTIVITIES
In energy marketing, we enter into contracts to purchase and sell crude oil and natural gas. We also use financial and derivative contracts, including futures, forwards, swaps and options for hedging and trading purposes. We account for all derivative contracts not designated as hedges for accounting purposes using fair value accounting and record the change in fair value in marketing and other income. The fair value of these instruments is included with amounts receivable or payable and they are classified as long-term or short-term based on their anticipated settlement date.

OTHER ACTIVITIES
We enter into fee for service contracts related to transportation and storage of third-party oil and gas. In addition, we earn income from our power generation facilities at Balzac and Soderglen.


FAIR VALUE OF DERIVATIVE CONTRACTS
Our processes for estimating and classifying the fair value of our derivative contracts are consistent with those in place at December 31, 2008.

At March 31, 2009, the fair value of our derivative contracts in our energy marketing trading activities was a net loss of $72 million. These derivatives are used to economically hedge our physical storage and transportation contracts which cannot be carried at fair value until they are used. Below is a breakdown of the derivative fair value by valuation method and contract maturity.

(Cdn$ millions)                                                                          MATURITY
---------------------------------------------------------------------------------------------------------------------------------
                                                                  Less than                               More than
                                                                     1 year      1-3 years    4-5 years     5 years       Total
                                                                -----------------------------------------------------------------
   Level 1 - Actively Quoted Markets                                  (107)           (66)         (26)          1        (198)
   Level 2 - Based on Other Observable Pricing Inputs                   98             68            3          (2)        167
   Level 3 - Based on Unobservable Pricing Inputs                      (55)            10            4           -         (41)
                                                                -----------------------------------------------------------------
Total                                                                  (64)            12          (19)         (1)        (72)
                                                                =================================================================

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

(Cdn$ millions)                                                                                       Total
-----------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2008                                                                          63
   Change in Fair Value of Contracts                                                                     25
   Net Losses (Gains) on Contracts Closed                                                              (160)
   Changes in Valuation Techniques and Assumptions (1)                                                    -
                                                                                                ------------
Fair Value at March 31, 2009                                                                            (72)
                                                                                                ============

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


CHEMICALS

HIGHER CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $17 MILLION
Chlor-alkali prices increased 40%, primarily as caustic prices have almost doubled since the first quarter of 2008. The positive impact of the price increases have been offset by a decrease in sales volumes. Demand for our chlorine and caustic products fell as a consequence of the global economic downturn.

Transportation and other costs are $9 million lower than the first quarter of 2008 when we accrued severance costs of $7 million in connection with our North Vancouver technology conversion project. Chemicals net income includes foreign exchange losses of $6 million on the Canexus US-dollar denominated debt, as well as an $8 million decrease in the fair value of interest rate swaps and foreign exchange forward contracts.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)
                                                                                            Three Months
                                                                                           Ended March 31
(Cdn$ millions)                                                                          2009          2008
------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation                        100            96
Stock-Based Compensation (1)                                                                -           (41)
                                                                                  --------------------------
Total General and Administrative Expense                                                  100            55
                                                                                  ==========================

(1) Includes cash and non-cash expenses related to our tandem option plan and stock appreciation rights plan.


HIGHER G&A COSTS DECREASED NET INCOME BY $45 MILLION
G&A costs increased during the quarter as our stock-based compensation expense in 2008 included a $41 million recovery of expense. We account for our stock-based compensation programs using the intrinsic-value method and therefore, fluctuations in our share price creates volatility in our net income. Our share price at March 31, 2009 was consistent with the 2008 year end price. Cash payments made in connection with our stock-based compensation programs during the quarter were insignificant compared to $18 million paid in the first quarter of 2008.

INTEREST
                                                                                            Three Months
                                                                                           Ended March 31
(Cdn$ millions)                                                                          2009          2008
------------------------------------------------------------------------------------------------------------
Interest                                                                                   94            80
      Less: Capitalized                                                                   (26)          (53)
                                                                                   -------------------------
Net Interest Expense                                                                       68            27
                                                                                   =========================

                                                                                   -------------------------
Effective Interest Rate                                                                   4.9%          6.1%
                                                                                   =========================

HIGHER INTEREST EXPENSE DECREASED NET INCOME BY $41 MILLION
Our financing costs increased from the first quarter of 2008 primarily due to the strengthening US dollar. The stronger US dollar increased our interest expense by $17 million. This was partially offset by lower expense on our medium-term notes that were repaid in mid 2008. Interest costs on our additional term credit facilities borrowings were offset by lower interest rates on our floating debt facilities.

Capitalized interest on our Long Lake Project was $35 million lower than the previous year as construction of the facilities is now complete. This was partially offset by additional capitalized interest related to the fourth platform at Buzzard and our developments at Ettrick in the North Sea, and at Usan, offshore West Africa.


INCOME TAXES
                                                                 Three Months
                                                                Ended March 31
(Cdn$ millions)                                               2009        2008
-------------------------------------------------------------------------------
Current                                                        118         392
Future                                                         (87)         77
                                                        -----------------------
Total Provision for Income Taxes                                31         469
                                                        =======================

Effective Tax Rate                                              18%         43%
                                                        -----------------------


LOWER TAXES INCREASED NET INCOME BY $438 MILLION AND THE YEAR-TO-DATE EFFECTIVE TAX RATE DECREASED TO 18%
Lower commodity prices resulted in reduced tax expense in the first quarter of 2009. During the first quarter, we also reduced our future tax expense by amortizing a portion of the deferred tax benefit arising from the 2008 internal reorganization and financing of our North Sea assets. Reductions in Canadian tax rates resulted in an additional $22 million recovery of future taxes during the quarter.

Our income tax provision includes current taxes in the UK, Yemen, Colombia and the United States.


OTHER
                                                                Three Months
                                                               Ended March 31
(Cdn$ millions)                                               2009        2008
-------------------------------------------------------------------------------
Decrease in Fair Value of Crude Oil Put Options                (16)          -
                                                        -----------------------

During the first quarter of 2008, we purchased put options on approximately 70,000 bbls/d of our 2009 crude oil production. These options establish a Dated Brent floor price of US$60/bbl on these volumes, are settled annually and provide a base level of price protection without limiting our upside to higher prices. The put options were purchased for $14 million and are carried at fair value. During the third quarter of 2008, Lehman Brothers, one of the put option counterparties, filed for bankruptcy protection impacting 25,000 bbls/d of our 2009 put options. The carrying value of these put options has been reduced to nil. At March 31, 2009, the remaining options had a fair value of $224 million, $16 million lower than the end of 2008 due to the increase in Dated Brent.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE
                                                                             March 31       December 31
(Cdn$ millions)                                                                  2009              2008
--------------------------------------------------------------------------------------------------------
NET DEBT (1)
     Bank Debt                                                                  2,508             1,448
     Public Senior Notes                                                        4,718             4,582
                                                                         -------------------------------
     Total Senior Debt                                                          7,226             6,030
     Subordinated Debt                                                            565               548
                                                                         -------------------------------
     Total Debt                                                                 7,791             6,578
     Less: Cash and Cash Equivalents                                           (2,054)           (2,003)
                                                                         -------------------------------
TOTAL NET DEBT                                                                  5,737             4,575
                                                                         ===============================

SHAREHOLDERS' EQUITY                                                            7,329             7,191
                                                                         ===============================

(1) Includes all of our borrowings and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.


NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

(Cdn$ millions)
--------------------------------------------------------------------------------------------------------
Capital Investment                                                                                  747
Acquisition of Additional Working Interest at Long Lake                                             757
Cash Flow from Operating Activities, Net of Changes in Restricted Cash                             (475)
                                                                                           -------------
     Deficiency                                                                                   1,029

Dividends on Common Shares                                                                           26
Issue of Common Shares                                                                              (23)
Foreign Exchange Translation of US-dollar Debt and Cash                                             138
Other                                                                                                (8)
                                                                                           -------------
INCREASE IN NET DEBT                                                                              1,162
                                                                                           =============

Our net debt increased during the first quarter primarily as a result of using term credit facilities to finance the $757 million acquisition of the additional working interest in Long Lake and as a stronger US dollar relative to the Canadian dollar increased our US-dollar denominated debt by $138 million. Our available liquidity at the end of the quarter was approximately $3.3 billion comprised of cash on hand and undrawn committed credit facilities.

CHANGE IN WORKING CAPITAL
                                                         March 31         December 31         Increase/
(Cdn$ millions)                                              2009                2008        (Decrease)
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                   2,054               2,003                51
Restricted Cash                                               426                 103               323
Accounts Receivable                                         2,821               3,163              (342)
Inventories and Supplies                                      546                 484                62
Accounts Payable and Accrued Liabilities                   (3,455)             (3,326)             (129)
Other                                                         299                  76               223
                                                     ----------------------------------------------------
Net Working Capital                                         2,691               2,503               188
                                                     =================================

Our cash and cash equivalents are slightly higher than year end while restricted cash increased $323 million. Our cash balances remained steady as we used our term credit facilities and cash flow from operating activities to finance our capital investment during the quarter. At March 31, 2009, our restricted cash consists of margin deposits of $426 million related to exchange-traded derivative financial contracts used by our energy marketing group to hedge other derivative contracts such as physical purchase and sale commodity contracts. Certain exchanges require that we maintain margin for open derivative financial contracts. The margin requirements change daily to reflect the number of outstanding contracts and the change in net mark-to-market gains and losses on those contracts. During the quarter, a portion of the gains were settled resulting in an increase in margin requirements to cover unsettled but previously recognized losses. Additional margin was required to cover net losses recognized during the quarter on derivative financial contracts which hedge mark-to-market gains on our physical positions.

Since the beginning of the year, our energy marketing accounts receivable decreased $281 million while accounts payable increased $218 million. Our energy marketing net working capital position fluctuates depending on timing of settlement of outstanding positions and the movement in commodity prices. At March 31, 2009, the majority of the positions settled were in net receivable positions. Our commodity trading inventory is carried at fair value and was higher than year end as increased crude oil volumes and prices offset lower natural gas volumes and prices. The increase in other assets is primarily represented by the Dated Brent crude oil put options fair value of $224 million. The annual options mature at the end of 2009 and were reclassed from long-term to current assets during the first quarter.


OUTLOOK FOR REMAINDER OF 2009

We expect our 2009 production to range between 255,000 and 270,000 boe/d before royalties, although this is largely dependent on the ramp-up of Long Lake and the startup of our Ettrick and Longhorn developments. We expect to generate between $2.3 and $2.9 billion in cash flow (before remediation and geological and geophysical expenditures) in 2009, assuming WTI averages between US$50 and US$65.

Our future liquidity and ability to fund capital requirements generally depends upon operating cash flows, our existing working capital, our unused committed credit facilities, and our ability to access debt and equity markets. Given the long cycle time of some of our development projects and volatile commodity prices, it is not unusual in any year for capital expenditures to exceed our cash flow. Changes in commodity prices, particularly crude oil as it represents over 80% of our production, can impact our operating cash flows. We use short-term contracts to sell the majority of our oil and gas production, exposing us to short-term price movements. A US$1/bbl change in WTI above and below US$60/bbl is projected to increase or decrease our 2009 cash flow from operating activities, after cash taxes, by approximately $54 million and $45 million respectively ($43 million and $36 million, respectively, for the remainder of 2009). Our exposure to a $0.01 change in the US to Canadian dollar exchange rate is projected to increase or decrease our 2009 cash flow by approximately $30 million ($25 million for the remainder of 2009). While commodity prices can fluctuate significantly in the short term, we believe that over the longer term, commodity prices will increase as a result of growth in world demand and delays or shortages in supply growth. We believe that our existing liquidity and balance sheet capacity provides us with the ability to fund our obligations during periods of lower commodity prices. We have incurred approximately 25% of our 2009 planned capital expenditures to date and acquired the additional 15% working interest in Long Lake. During the quarter, our capital has been concentrated on completing the Buzzard enhancement project and progressing the Ettrick development in the UK North Sea, and on our shale gas winter drilling program in Canada. We expect to invest capital of approximately $2 billion during the remainder of the year on a variety of projects including:
i) bringing Ettrick on stream and advancing work on the fourth platform at Buzzard; ii) progressing our Usan development project, offshore Nigeria; iii) bringing Longhorn in the Gulf of Mexico on stream; and iv) furthering our exploration and appraisal opportunities in key areas such as UK North Sea, US Gulf of Mexico and our Horn River shale gas play in Canada.

During the first three months of 2009, our capital investment exceeded our cash flow from operating activities. Capital expenditures included $757 million to acquire an additional 15% in the Long Lake Project. Excluding this acquisition, our cash flow from operating activities exceeded our capital expenditures. We currently have over $2 billion of cash and cash equivalents on hand and also have significant undrawn committed credit facilities available. At March 31, 2009, we had unsecured term credit facilities of US$3.1 billion in place that are available until 2012, of which US$1.8 billion was drawn and US$348 million was used to support outstanding letters of credit. We also have approximately $584 million of undrawn, uncommitted, unsecured credit facilities, of which $81 million was used to support outstanding letters of credit. The average length-to-maturity of our public debt is approximately 17 years.


CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We have included these obligations and commitments in our MD&A in our 2008 Form 10-K. There have been no significant developments since year end.

CREDIT RATINGS

During the quarter, Moody's Investor Service, Inc. downgraded our senior debt credit rating from Baa2 to Baa3. There were no other changes in our credit rating during the period. We believe our strong financial results, ample liquidity and financial flexibility continue to support our credit ratings.

CONTINGENCIES

There are a number of lawsuits and claims pending, the ultimate result of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations. These matters are described in LEGAL PROCEEDINGS in Item 3 contained in our 2008 Form 10-K. There have been no significant developments since year end.

NEW ACCOUNTING PRONOUNCEMENTS

CANADIAN PRONOUNCEMENTS
In February 2008, the Accounting Standards Board (AcSB) confirmed that all Canadian publicly accountable enterprises will be required to adopt
International Financial Reporting Standards (IFRS) for interim and annual reporting purposes for fiscal years beginning on or after January 1, 2011. We are currently assessing the impact of the convergence of Canadian GAAP with IFRS on our results of operations, financial position and disclosures. A project team has been set up to manage this transition and to ensure successful implementation within the required timeframe. Details of our IFRS adoption plan can be found in our 2008 Form 10-K. We will provide additional disclosures of key elements of our plan and progress of the project as the information becomes available.

US PRONOUNCEMENTS
In December 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 132(R)-1, EMPLOYERS DISCLOSURES ABOUT POSTRETIREMENT BENEFIT PLAN ASSETS. This position provides guidance on disclosures about plan assets of a defined benefit pension plan or other postretirement plans. This position is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of this statement to materially impact our results of operations or financial position.

In April 2009, FASB issued three final staff positions to improve guidance and disclosures on fair value measurement and impairments. The positions clarify fair value accounting specifically regarding inactive markets and distressed transactions, other-than-temporary impairments and expanded fair value disclosures for financial instruments in interim periods. These positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of these positions to have a material impact on our results of operations or financial position.

EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS
                                                                                   Three Months Ended
                                                  -------------------------------------------------------------------------------
                                                              2007             |                 2008                  |    2009
(Cdn$ millions)                                      Jun      Sept       Dec   |  Mar       Jun       Sep        Dec   |    Mar
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                          1,399     1,446     1,598    1,870     2,071     2,213      1,270      1,048

Net Income (Loss)                                    368       403       194      630       380       886       (181)       135

Earnings (Loss) Per Common Share ($/share)
     Basic                                          0.70      0.77      0.37     1.19      0.72      1.68      (0.35)      0.26
     Diluted                                        0.68      0.75      0.36     1.17      0.70      1.66      (0.35)      0.26
                                                  -------------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those appearing in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, constitute "forward-looking statements" (within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, Section 21E of the United States SECURITIES EXCHANGE ACT OF 1934, as amended, and Section 27A of the United States SECURITIES ACT OF 1933, as amended) or "forward-looking information" (within the meaning of applicable Canadian securities legislation). Such statements or information (together "forward-looking statements") are generally identifiable by the forward-looking terminology used such as "ANTICIPATE", "BELIEVE", "INTEND", "PLAN", "EXPECT", "ESTIMATE", "BUDGET", "OUTLOOK", "FORECAST" or other similar words, and include statements relating to or associated with individual wells, regions or projects. Any statements regarding the following are forward-looking statements:

o    future crude oil, natural gas or chemicals prices;
o    future production levels;
o    future cost recovery oil revenues from our Yemen operations;
o future capital expenditures and their allocation to exploration and development activities;
o    future earnings;
o    future asset acquisitions or dispositions;
o    future sources of funding for our capital program;
o    future debt levels;
o    availability of committed credit facilities;
o    possible commerciality;
o    development plans or capacity expansions;
o    future ability to execute dispositions of assets or businesses;
o    future sources of liquidity, cash flows and their uses;
o    future drilling of new wells;
o    ultimate recoverability of current and long-term assets;
o    ultimate recoverability of reserves or resources;
o    expected finding and development costs;
o    expected operations costs;
o    future demand for chemical products;
o    estimates on a per share basis;
o    future foreign currency exchange rates;
o    future   expenditures  and  future  allowances  relating  to  environmental matters;
o    dates by which certain areas will be developed or will come on-stream; and
o    changes in any of the foregoing.

Statements relating to "reserves" or "resources" are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions, that the reserves and resources described exist in the quantities predicted or estimated, and can be profitably produced in the future.

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

These risks, uncertainties and other factors and their possible impact are discussed more fully in the sections titled RISK FACTORS in Item 1A and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK in Item 7A of our
2008 Form 10-K. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these factors are interdependent, and management's future course of action would depend on an assessment of all information at that time.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to normal market risks inherent in the oil and gas, energy marketing and chemicals business, including commodity price risk, foreign-currency exchange rate risk, interest rate risk and credit risk. We recognize these risks and manage our operations to minimize our exposures to the extent practical.

Most of our credit exposures are with counterparties in the energy industry, including integrated oil companies, refiners and utilities and are subject to normal industry credit risk.

At March 31, 2009:

o    over 98% of our credit exposures were investment grade;
o approximately 85% of our credit exposures were with integrated oil companies, crude oil refiners and marketers and large utilities; and
o only one counterparty individually made up more than 10% of our credit exposure. This counterparty is a major integrated oil company with a strong investment grade credit rating.

Further information presented on market risks can be found in Item 7A on pages 75 - 78 in our 2008 Form 10-K and have not materially changed since December 31, 2008.


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

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control over financial reporting during the first three months of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

Information in response to this item is included in Part I, Item 1 in Note 17 "Commitments, Contingencies and Guarantees" and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 6.   EXHIBITS
--------------------------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2009.

                                         NEXEN INC.


                                         /s/ Marvin F. Romanow
                                         --------------------------
                                         Marvin F. Romanow
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



                                         /s/ Brendon T. Muller
                                         --------------------------
                                         Brendon T. Muller
                                         Controller
                                         (Principal Accounting Officer)