Form 10-Q
period 2009-09-30
NEXEN INC
filed 2009-11-03
CIK 16873

================================================================================

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from ....... to .......

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

                  Yes     [_]               No     [_]

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

                  Yes     [_]               No     [X]

On September 30, 2009, there were 521,846,559 common shares issued and outstanding.

================================================================================

                                   NEXEN INC.
                                      INDEX

PART I          FINANCIAL INFORMATION                                       PAGE
    Item 1.     Unaudited Consolidated Financial Statements ..................3
    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations (MD&A) ..................30
    Item 3.     Quantitative and Qualitative Disclosures about
                Market Risk .................................................50
    Item 4.     Controls and Procedures .....................................50

PART II         OTHER INFORMATION
    Item 1.     Legal Proceedings ...........................................52
    Item 6.     Exhibits ....................................................52

This report should be read in conjunction with our 2008 Annual Report on Form 10-K (2008 Form 10-K) and with our current reports on Forms 10-Q and 8-K filed or furnished during the year.

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

UNLESS WE INDICATE OTHERWISE, ALL DOLLAR AMOUNTS ($) ARE IN CANADIAN DOLLARS, AND OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES ARE PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WHERE APPROPRIATE, INFORMATION ON AN AFTER-ROYALTIES BASIS IS ALSO PRESENTED. VOLUMES AND RESERVES INCLUDE SYNCRUDE MINING OPERATIONS UNLESS OTHERWISE STATED.


Below is a list of terms specific to the oil and gas industry. They are used throughout the Form 10-Q.


/d        =     per day                                         mcf     =    thousand cubic feet
bbl       =     barrel                                          mmcf    =    million cubic feet
mbbls     =     thousand barrels                                bcf     =    billion cubic feet
mmbbls    =     million barrels                                 NGL     =    natural gas liquid
mmbtu     =     million British thermal units                   WTI     =    West Texas Intermediate
boe       =     barrel of oil equivalent                        MW      =    megawatt
mboe      =     thousand barrels of oil equivalent              GWh     =    gigawatt hours
mmboe     =     million barrels of oil equivalent               Brent   =    Dated Brent
PSC(TM)   =     Premium Synthetic Crude(TM)                     NYMEX   =    New York Mercantile Exchange

In this Form 10-Q, we refer to oil and gas in common units called barrel of oil equivalent (boe). A boe is derived by converting six thousand cubic feet of gas to one barrel of oil (6 mcf/1 bbl). This conversion may be misleading, particularly if used in isolation, as the 6 mcf per bbl ratio is based on an energy equivalency at the burner tip and does not represent a value equivalency at the well head.

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

On September 30, 2009, the noon-day exchange rate was US$0.9327 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I


ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                           Page

Unaudited Consolidated Statement of Income
for the Three and Nine Months Ended September 30, 2009 and 2008.............4

Unaudited Consolidated Balance Sheet
as at September 30, 2009 and December 31, 2008..............................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Nine Months Ended September 30, 2009 and 2008.............6

Unaudited Consolidated Statement of Shareholders' Equity
for the Three and Nine Months Ended September 30, 2009 and 2008.............7

Unaudited Consolidated Statement of Comprehensive Income
for the Three and Nine Months Ended September 30, 2009 and 2008.............7

Notes to Unaudited Consolidated Financial Statements........................8

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                               Three Months            Nine Months
                                                                            Ended September 30       Ended September 30
(Cdn$ millions, except per share amounts)                                    2009         2008        2009       2008
-----------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
     Net Sales                                                              1,097        2,213       3,345      6,154
     Marketing and Other (Note 14)                                            296          131         635        387
                                                                         ----------------------------------------------
                                                                            1,393        2,344       3,980      6,541
                                                                         ----------------------------------------------
EXPENSES
     Operating                                                                321          341         946        998
     Depreciation, Depletion, Amortization and Impairment                     358          386       1,180      1,084
     Transportation and Other                                                 185          291         618        691
     General and Administrative                                               113         (308)        380        165
     Exploration                                                               89          112         219        245
     Interest (Note 9)                                                         84           16         226         59
                                                                         ----------------------------------------------
                                                                            1,150          838       3,569      3,242
                                                                         ----------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      243        1,506         411      3,299
                                                                         ----------------------------------------------

PROVISION FOR (RECOVERY OF) INCOME TAXES
     Current                                                                  190          (26)        514        817
     Future                                                                   (81)         645        (397)       583
                                                                         ----------------------------------------------
                                                                              109          619         117      1,400
                                                                         ----------------------------------------------

NET INCOME                                                                    134          887         294      1,899
     Less: Net Income Attributable to Canexus Non-Controlling Interests       (12)          (1)        (17)        (3)
                                                                         ----------------------------------------------

NET INCOME ATTRIBUTABLE TO NEXEN INC.                                         122          886         277      1,896
                                                                         ==============================================

EARNINGS PER COMMON SHARE ($/share) (Note 15)
     Basic                                                                   0.23        1.68        0.53        3.59
                                                                         ==============================================

     Diluted                                                                 0.23        1.66        0.53        3.53
                                                                         ==============================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                               September 30       December 31
(Cdn$ millions, except share amounts)                                                  2009              2008
--------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                                                       1,897             2,003
      Restricted Cash (Note 7)                                                          216               103
      Accounts Receivable (Note 2)                                                    2,877             3,163
      Inventories and Supplies (Note 3)                                                 590               484
      Other                                                                             199               169
                                                                          ------------------------------------
         Total Current Assets                                                         5,779             5,922
                                                                          ------------------------------------

   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $10,452 (December 31, 2008 - $10,393)                         15,642            14,922
   GOODWILL                                                                             346               390
   FUTURE INCOME TAX ASSETS                                                             916               351
   DEFERRED CHARGES AND OTHER ASSETS (Note 5)                                           386               570
                                                                          ------------------------------------
TOTAL ASSETS                                                                         23,069            22,155
                                                                          ====================================

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable and Accrued Liabilities (Note 8)                               3,358             3,326
      Accrued Interest Payable                                                           81                67
      Dividends Payable                                                                  26                26
                                                                          ------------------------------------
         Total Current Liabilities                                                    3,465             3,419
                                                                          ------------------------------------

   LONG-TERM DEBT (Note 9)                                                            7,429             6,578
   FUTURE INCOME TAX LIABILITIES                                                      2,698             2,619
   ASSET RETIREMENT OBLIGATIONS (Note 11)                                               992             1,024
   DEFERRED CREDITS AND OTHER LIABILITIES (Note 12)                                   1,084             1,324

SHAREHOLDERS' EQUITY (Note 13)
   Nexen Inc. Shareholders' Equity
      Common Shares, no par value
         Authorized:   Unlimited
         Outstanding:  2009 - 521,846,559 shares
                       2008 - 519,448,590 shares                                      1,025               981
      Contributed Surplus                                                                 1                 2
      Retained Earnings                                                               6,489             6,290
      Accumulated Other Comprehensive Loss                                             (183)             (134)
                                                                          ------------------------------------
   Total Nexen Inc. Shareholders' Equity                                              7,332             7,139
      Canexus Non-Controlling Interests                                                  69                52
                                                                          ------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                         7,401             7,191
   COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 16)
                                                                          ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           23,069            22,155
                                                                          ====================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                                  Three Months             Nine Months
                                                                               Ended September 30       Ended September 30
(Cdn$ millions)                                                                 2009         2008         2009        2008
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                    134          887          294       1,899
   Charges and Credits to Income not Involving Cash (Note 17)                    174          692          887       1,544
   Exploration Expense                                                            89          112          219         245
   Changes in Non-Cash Working Capital (Note 17)                                 113         (840)         193        (468)
   Other                                                                         (49)         117         (234)         79
                                                                           ------------------------------------------------
                                                                                 461          968        1,359       3,299

FINANCING ACTIVITIES
   Proceeds from Long-Term Notes                                               1,081            -        1,081           -
   Proceeds from (Repayment of) Term Credit Facilities, Net                     (915)       1,031          728         803
   Proceeds from (Repayment of) Canexus Term Credit Facilities, Net               (4)          (9)          48         (19)
   Proceeds from Canexus Debentures                                               46            -           46           -
   Proceeds from Canexus Notes                                                     -            -           -           51
   Repayment of Medium-Term Notes                                                  -            -           -         (125)
   Repayment of Short-Term Borrowings                                             (1)          (4)          (1)         (4)
   Dividends on Common Shares                                                    (26)         (26)         (78)        (66)
   Distributions Paid to Canexus Non-Controlling Interests                        (4)          (4)         (11)        (11)
   Issue of Common Shares and Exercise of Tandem Options for Shares               12            8           42          48
   Repurchase of Common Shares for Cancellation                                    -         (300)           -        (300)
   Changes in Non-Cash Working Capital (Note 17)                                   -           10            -          10
   Other                                                                         (18)           2          (19)          -
                                                                           ------------------------------------------------
                                                                                 171          708        1,836         387

INVESTING ACTIVITIES
   Capital Expenditures
       Exploration and Development                                              (586)        (689)      (1,921)     (2,064)
       Proved Property Acquisitions                                                -            -         (755)         (2)
       Energy Marketing, Chemicals, Corporate and Other                          (69)         (36)        (198)        (83)
   Proceeds on Disposition of Assets                                               2            -           17           -
   Changes in Restricted Cash                                                     93          196         (154)        143
   Changes in Non-Cash Working Capital (Note 17)                                  14          (66)         (41)       (120)
   Other                                                                         (15)          36          (16)        (61)
                                                                           ------------------------------------------------
                                                                                (561)        (559)      (3,068)     (2,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    (148)          41         (233)         67
                                                                           ------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (77)       1,158         (106)      1,566

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                1,974          614        2,003         206
                                                                           ------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD (1)                                  1,897        1,772        1,897       1,772
                                                                           ================================================

(1) Cash and cash equivalents at September 30, 2009 consist of cash of $376 million and short-term investments of $1,521 million (September 30, 2008 - cash of $26 million and short-term investments of $1,746 million).


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                                   Three Months            Nine Months
                                                                                Ended September 30     Ended September 30
(Cdn$ millions)                                                                  2009        2008        2009       2008
---------------------------------------------------------------------------------------------------------------------------
COMMON SHARES, Beginning of Period                                              1,011         972         981        917
      Issue of Common Shares                                                        8           8          37         32
      Exercise of Tandem Options for Shares                                         4           -           5         16
      Accrued Liability Relating to Tandem Options Exercised for Common
         Shares                                                                     2           1           2         16
      Repurchased Under Normal Course Issuer Bid                                    -         (18)          -        (18)
                                                                             ----------------------------------------------
   Balance at End of Period                                                     1,025         963       1,025        963
                                                                             ==============================================

CONTRIBUTED SURPLUS, Beginning of Period                                            2           2           2          3
      Exercise of Tandem Options                                                   (1)          -          (1)        (1)
                                                                             ----------------------------------------------
   Balance at End of Period                                                         1           2           1          2
                                                                             ==============================================

RETAINED EARNINGS, Beginning of Period                                          6,393       5,953       6,290      4,983
      Net Income Attributable to Nexen Inc.                                       122         886         277      1,896
      Dividends on Common Shares (Note 13)                                        (26)        (26)        (78)       (66)
      Repurchase of Common Shares for Cancellation                                  -        (282)          -       (282)
                                                                             ----------------------------------------------
   Balance at End of Period                                                     6,489       6,531       6,489      6,531
                                                                             ==============================================

ACCUMULATED OTHER COMPREHENSIVE LOSS, Beginning of Period                        (157)       (274)       (134)      (293)
      Other Comprehensive Income (Loss)                                           (26)         41         (49)        60
                                                                             ----------------------------------------------
   Balance at End of Period                                                      (183)       (233)       (183)      (233)
                                                                             ==============================================

CANEXUS NON-CONTROLLING INTERESTS, Beginning of Period                             54          62          52         67
      Net Income Attributable to Non-Controlling Interests                         15           1          24          3
      Distributions Declared to Non-Controlling Interests                          (5)         (5)        (14)       (13)
      Issue of Partnership Units to Non-Controlling Interests under
         Distribution Reinvestment Plan                                             1           1           3          2
      Estimated Fair Value of Conversion Feature of Convertible Debenture
         Issue Attributable to Non-Controlling Interests                            4           -           4          -
                                                                             ----------------------------------------------
   Balance at End of Period                                                        69          59          69         59
                                                                             ==============================================

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                                    Three Months           Nine Months
                                                                                 Ended September 30      Ended September 30
(Cdn$ millions)                                                                     2009      2008        2009        2008
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME ATTRIBUTABLE TO NEXEN INC.                                                122       886         277       1,896
   Other Comprehensive Income (Loss), Net of Income Taxes:
      Foreign Currency Translation Adjustment
         Net Gains (Losses) on Investment in Self-Sustaining Foreign
              Operations                                                            (408)      221        (693)        365
         Net Gains (Losses) on Foreign-Denominated Debt Hedging Self-
             Sustaining Foreign Operations(1)                                        384      (180)        646        (305)
         Realized Translation Adjustments Recognized in Net Income                    (2)        -          (2)          -
                                                                               ----------------------------------------------
      Other Comprehensive Income (Loss)                                              (26)       41         (49)         60
                                                                               ----------------------------------------------
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXEN INC.                                       96       927         228       1,956
                                                                               ==============================================

(1) Net of income tax expense for the three months ended September 30, 2009 of $55 million (2008 - $26 million recovery) and net of income tax expense for the nine months ended September 30, 2009 of $93 million (2008 - $45 million recovery).

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions, except as noted

1.   ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 19. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at September 30, 2009 and December 31, 2008 and the results of our operations and our cash flows for the three and nine months ended September 30, 2009 and 2008.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates on an ongoing basis, including those related to accruals, litigation, environmental and asset retirement obligations, recoverability of assets, income taxes, fair values of derivative assets and liabilities, capital adequacy and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2009. As at October 27, 2009, there are no material subsequent events requiring additional disclosure in or amendment to these financial statements.

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

CONSOLIDATED FINANCIAL STATEMENTS AND NON-CONTROLLING INTERESTS
On January 1, 2009, we adopted CICA Sections 1601, CONSOLIDATED FINANCIAL STATEMENTS, and 1602, NON-CONTROLLING INTERESTS issued by the AcSB. Section 1601 establishes standards for the preparation of consolidated financial statements.
Section 1602 provides guidance on accounting for non-controlling interests in consolidated financial statements subsequent to a business combination. Adoption of these statements did not have a material impact on our results of operations or financial position. The presentation changes have been included in the Unaudited Consolidated Financial Statements as applicable.

2.   ACCOUNTS RECEIVABLE
                                                                                          September 30         December 31
                                                                                                  2009                2008
-----------------------------------------------------------------------------------------------------------------------------
Trade
     Energy Marketing                                                                            1,489               1,501
     Energy Marketing Derivative Contracts (Note 6)                                                552                 755
     Oil and Gas                                                                                   657                 639
     Chemicals and Other                                                                            47                  68
                                                                                   ------------------------------------------
                                                                                                 2,745               2,963
Non-Trade                                                                                          186                 270
                                                                                   ------------------------------------------
                                                                                                 2,931               3,233
Allowance for Doubtful Receivables                                                                 (54)                (70)
                                                                                   ------------------------------------------
Total                                                                                            2,877               3,163
                                                                                   ==========================================

3.   INVENTORIES AND SUPPLIES

                                                                                          September 30         December 31
                                                                                                  2009                2008
-----------------------------------------------------------------------------------------------------------------------------
Finished Products
     Energy Marketing                                                                              449                 384
     Oil and Gas                                                                                    32                  17
     Chemicals and Other                                                                            11                  16
                                                                                   ------------------------------------------
                                                                                                   492                 417
Work in Process                                                                                      8                   6
Field Supplies                                                                                      90                  61
                                                                                   ------------------------------------------
Total                                                                                              590                 484
                                                                                   ==========================================

4.   SUSPENDED EXPLORATION WELL COSTS

The following table shows the changes in capitalized exploratory well costs during the nine months ended September 30, 2009 and the year ended December 31, 2008, and does not include amounts that were initially capitalized and subsequently expensed in the same period. Suspended exploration well costs are included in property, plant and equipment.

                                                                                     Nine Months Ended           Year Ended
                                                                                          September 30          December 31
                                                                                                  2009                 2008
-----------------------------------------------------------------------------------------------------------------------------
Beginning of Period                                                                                518                  326
     Exploratory Well Costs Capitalized Pending the Determination of
       Proved Reserves                                                                             186                  254
     Capitalized Exploratory Well Costs Charged to Expense                                         (32)                 (81)
     Transfers to Wells, Facilities and Equipment Based on
       Determination of Proved Reserves                                                            (17)                 (29)
     Effects of Foreign Exchange Rate Changes                                                      (37)                  48
                                                                                   ------------------------------------------
End of Period                                                                                      618                  518
                                                                                   ==========================================

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

                                                                                          September 30          December 31
                                                                                                  2009                 2008
-----------------------------------------------------------------------------------------------------------------------------
Capitalized for a Period of One Year or Less                                                       189                  239
Capitalized for a Period of Greater than One Year                                                  429                  279
                                                                                   ------------------------------------------
Total                                                                                              618                  518
                                                                                   ==========================================

Number of Projects that have Exploratory Well Costs Capitalized for a Period
     Greater than One Year                                                                          11                    7
                                                                                   ------------------------------------------

As at September 30, 2009, we have exploratory costs that have been capitalized for more than one year relating to our interests in six exploratory blocks in the North Sea ($178 million), certain coalbed methane and shale gas exploratory activities in Canada ($120 million), two exploratory blocks in the Gulf of Mexico ($112 million), and our interest in an exploratory block offshore Nigeria ($19 million). These costs relate to projects with successful exploration wells for which we have not been able to recognize proved reserves. We are assessing all of these wells and projects, and are working with our partners to prepare development plans, drill additional appraisal wells or to assess commercial viability.

5.   DEFERRED CHARGES AND OTHER ASSETS

                                                                                          September 30          December 31
                                                                                                  2009                 2008
-----------------------------------------------------------------------------------------------------------------------------
Crude Oil Put Options and Natural Gas Swaps (Note 6) (1)                                             -                  234
Long-Term Energy Marketing Derivative Contracts (Note 6)                                           241                  217
Long-Term Capital Prepayments                                                                       42                   61
Asset Retirement Remediation Fund                                                                    9                    9
Defined Benefit Pension Assets                                                                      46                    3
Other                                                                                               48                   46
                                                                                   ------------------------------------------
Total                                                                                              386                  570
                                                                                   ==========================================

(1) The crude oil put options were reclassified to other current assets in the first quarter as they settle within 12 months.


6.   FINANCIAL INSTRUMENTS

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

In our energy marketing group, we enter into contracts to purchase and sell crude oil, natural gas and other energy commodities, and use derivative contracts, including futures, forwards, swaps and options, for hedging and trading purposes (collectively derivatives). We also use derivatives to manage commodity price risk and foreign currency risk for non-trading purposes. We categorize our derivative instruments as trading or non-trading activities and carry the instruments at fair value on our balance sheet. The derivatives section below details our derivatives and fair values as at September 30, 2009. The fair values are included with accounts receivable or payable and are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in marketing and other income.

We carry our long-term debt at amortized cost using the effective interest rate method. At September 30, 2009, the estimated fair value of our long-term debt was $7,531 million (December 31, 2008 - $5,686 million) as compared to the carrying value of $7,429 million (December 31, 2008 - $6,578 million). The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

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

                                                                                         September 30           December 31
                                                                                                 2009                  2008
----------------------------------------------------------------------------------------------------------------------------
  Commodity Contracts                                                                             537                   742
  Foreign Exchange Contracts                                                                       15                    13
                                                                                  ------------------------------------------
Accounts Receivable (Note 2)                                                                      552                   755
                                                                                  ------------------------------------------

  Commodity Contracts                                                                             241                   213
  Foreign Exchange Contracts                                                                        -                     4
                                                                                  ------------------------------------------
Deferred Charges and Other Assets (Note 5) (1)                                                    241                   217
                                                                                  ------------------------------------------

  Total Trading Derivative Assets                                                                 793                   972
                                                                                  ==========================================

  Commodity Contracts                                                                             516                   585
  Foreign Exchange Contracts                                                                       56                    30
                                                                                  ------------------------------------------
Accounts Payable and Accrued Liabilities (Note 8)                                                 572                   615
                                                                                  ------------------------------------------

  Commodity Contracts                                                                             228                   248
  Foreign Exchange Contracts                                                                        -                    46
                                                                                  ------------------------------------------
Deferred Credits and Other Liabilities (Note 12) (1)                                              228                   294
                                                                                  ------------------------------------------

  Total Trading Derivative Liabilities                                                            800                   909
                                                                                  ==========================================

  Total Net Trading Derivative Contracts                                                           (7)                   63
                                                                                  ==========================================

(1) These derivative contracts settle beyond 12 months and are considered non-current; once settlement is within 12 months, they are included in accounts receivable or accounts payable.

Excluding the impact of netting arrangements, the fair value of derivative instruments is as follows:

                                                                                                            September 30
                                                                                                                    2009
-----------------------------------------------------------------------------------------------------------------------------
Current Trading Assets                                                                                             3,608
Non-Current Trading Assets                                                                                         1,031
                                                                                                        ---------------------
  Total Trading Derivative Assets                                                                                  4,639
                                                                                                        =====================

Current Trading Liabilities                                                                                        3,628
Non-Current Trading Liabilities                                                                                    1,018
                                                                                                        ---------------------
  Total Trading Derivative Liabilities                                                                             4,646
                                                                                                        =====================

                                                                                                        ---------------------
  Total Net Trading Derivative Contracts                                                                              (7)
                                                                                                        =====================

Trading revenues generated by our energy marketing group include gains and losses on derivative instruments and non-derivative instruments such as physical inventory. During the three and nine months ended September 30, 2009, the following trading revenues were recognized in marketing and other income:

                                                                                         Three Months            Nine Months
                                                                                   Ended September 30     Ended September 30
                                                                                                 2009                   2009
------------------------------------------------------------------------------------------------------------------------------
Commodity                                                                                         177                    748
Foreign Exchange                                                                                   11                    (72)
                                                                                  --------------------------------------------
  Marketing Revenue (Note 14)                                                                     188                    676
                                                                                  ============================================

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

                                                                                       Three Months              Nine Months
                                                                                 Ended September 30       Ended September 30
                                                                                               2009                     2009
-----------------------------------------------------------------------------------------------------------------------------
Natural Gas                                                            bcf/d                   19.3                     22.2
Crude Oil                                                           mmbbls/d                    3.1                      3.6
Power                                                                  GWh/d                  236.1                    231.0
Foreign Exchange                                                USD millions                    742                    1,973
Foreign Exchange                                               Euro millions                     48                      308
                                                                             -----------------------------------------------

(b)  DERIVATIVE CONTRACTS RELATED TO NON-TRADING ACTIVITIES

The fair value and carrying amounts of derivative instruments related to non-trading activities are as follows:

                                                                                         September 30           December 31
                                                                                                 2009                  2008
------------------------------------------------------------------------------------------------------------------------------
Accounts Receivable                                                                                12                     6
Deferred Charges and Other Assets (Note 5) (1)                                                      -                   234
                                                                                  --------------------------------------------
  Total Non-Trading Derivative Assets                                                              12                   240
                                                                                  ============================================

Accounts Payable and Accrued Liabilities                                                           27                    21
Deferred Credits and Other Liabilities (1)                                                          7                    26
                                                                                  --------------------------------------------
  Total Non-Trading Derivative Liabilities                                                         34                    47
                                                                                  ============================================

  Total Net Non-Trading Derivative Contracts (2)                                                  (22)                  193
                                                                                  ============================================

(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) The net fair value of these derivatives is equal to the gross fair value before consideration of netting arrangements and collateral posted or received with counterparties.

CRUDE OIL PUT OPTIONS
In 2008, we purchased put options on approximately 70,000 bbls/d of our 2009 crude oil production for $14 million. These options establish an annual average Dated Brent floor price of US$60/bbl on these volumes. In September 2008, Lehman Brothers filed for bankruptcy protection. This impacts approximately 25,000 bbls/d of our 2009 put options and the carrying value of these put options has been reduced to nil. The crude oil put options are carried at fair value and are classified as long-term or short-term based on their anticipated settlement date. Fair value of the put options is supported by multiple quotes obtained from third party brokers, which were validated with observable market data to the extent possible. With the rise in Dated Brent oil price since the beginning of the year, the fair value of the crude oil put options decreased. This decrease is included in marketing and other income.

                                                                                                    Change in Fair Value
                                                                                            -----------------------------------
                                                                                               Three Months        Nine Months
                                                                                                      Ended              Ended
                                            Notional                 Average          Fair     September 30       September 30
                                             Volumes     Term    Floor Price         Value             2009               2009
-------------------------------------------------------------------------------------------------------------------------------
                                             (bbls/d)               (US$/bbl)
Dated Brent Crude Oil Put Options             45,000     2009             60            12              (23)              (218)
Dated Brent Crude Oil Put Options             25,000     2009             60             -                -                  -
                                                                              -------------------------------------------------
                                                                                        12              (23)              (218)
                                                                              =================================================

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

                                                                                                    Change in Fair Value
                                                                                            -----------------------------------
                                                                                               Three Months        Nine Months
                                                                                                      Ended              Ended
                                            Notional                 Average          Fair     September 30       September 30
                                             Volumes     Term          Price         Value             2009               2009
-------------------------------------------------------------------------------------------------------------------------------
                                               (Gj/d)                  ($/Gj)
Fixed-Price Natural Gas Contracts             15,514     2009           2.28          (14)               (2)                 7
                                              15,514     2010           2.28           (5)                4                 21
Natural Gas Swaps                             15,514     2009           7.60          (13)                3                (19)
                                              15,514     2010           7.60           (2)                2                 (3)
                                                                                 ----------------------------------------------
                                                                                      (34)                7                  6
                                                                                 ==============================================

(c)  FAIR VALUE OF DERIVATIVES

Our processes for estimating and classifying the fair value of our derivative contracts are consistent with those in place at December 31, 2008. The following table includes our derivatives carried at fair value for our trading and non-trading activities as at September 30, 2009. Financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Net Derivatives                                                           Level 1       Level 2       Level 3           Total
------------------------------------------------------------------------------------------------------------------------------
  Trading Derivatives                                                        (180)          151            22              (7)
  Non-Trading Derivatives                                                       -           (22)            -             (22)
                                                                     ---------------------------------------------------------
  Total                                                                      (180)          129            22             (29)
                                                                     =========================================================

A reconciliation of changes in the fair value of our derivatives classified as Level 3 for the nine months ended September 30, 2009 is provided below:

                                                                                                                      Level 3
------------------------------------------------------------------------------------------------------------------------------
Beginning of Period                                                                                                       (82)
  Realized and Unrealized Gains (Losses)                                                                                   57
  Purchases, Issuances and Settlements                                                                                     55
  Transfers In and/or Out of Level 3                                                                                       (8)
                                                                                                               ---------------
End of Period                                                                                                              22
                                                                                                               ===============

Unsettled Gains (Losses) Relating to Instruments Still Held as of September 30, 2009                                       49
                                                                                                               ===============

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


7.   RISK MANAGEMENT

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

The following market risk discussion focuses on the commodity price risk and foreign currency risk related to our financial instruments as our exposure to interest rate risk is immaterial as substantially all of our debt is fixed rate.

COMMODITY PRICE RISK

We are exposed to commodity price movements as part of our normal oil and gas operations, particularly in relation to the prices received for our crude oil and natural gas. Commodity price risk related to conventional and synthetic crude oil prices is our most significant market risk exposure. Crude oil and natural gas are sensitive to numerous worldwide factors and are generally sold at contract or posted prices. Changes in the global supply and demand fundamentals in the crude oil market and geopolitical events can significantly affect crude oil prices, while natural gas prices are affected primarily by North American supply and demand fundamentals. Changes in crude oil and natural gas prices may significantly affect our results of operations and cash generated from operating activities. Consequently, these changes may also affect the value of our oil and gas properties, our level of spending for exploration and development, and our ability to meet our obligations as they come due.

The majority of our oil and gas production is sold under short-term contracts, exposing us to the risk of price movements. Other energy contracts also expose us to commodity price risk during the time between when we purchase and sell contracted volumes. We periodically manage these risks by using derivative contracts such as commodity put options.

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

Our risk management activities include prescribed capital limits and the use of tools such as Value-at-Risk (VaR) and stress testing consistent with the methodology used at December 31, 2008. Our period end, high, low and average VaR amounts for the three and nine months ended September 30, 2009 are as follows:

                                                                                 Three Months              Nine Months
                                                                              Ended September 30         Ended September 30
Value-at-Risk                                                                 2009          2008         2009          2008
----------------------------------------------------------------------------------------------------------------------------
Period End                                                                      13            27           13            27
High                                                                            15            33           24            40
Low                                                                             11            19           11            19
Average                                                                         12            29           16            31
                                                                         ---------------------------------------------------

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

The foreign exchange gains or losses related to the effective portion of our designated US-dollar debt are included in accumulated other comprehensive income in shareholders' equity. Our net investment in self-sustaining foreign operations and our designated US-dollar debt at September 30, 2009 and December 31, 2008 are as follows:

                                                                                          September 30            December 31
(US$ millions)                                                                                    2009                   2008
------------------------------------------------------------------------------------------------------------------------------
Net Investment in Self-Sustaining Foreign Operations                                             4,272                  4,662
Designated US-Dollar Debt                                                                        4,272                  4,545
                                                                                   -------------------------------------------

For the three and nine month periods ended September 30, 2009, the ineffective portion of our US-dollar debt resulted in a net foreign exchange gain of $78 million and $135 million, respectively ($68 million and $118 million, respectively, net of income tax expense) and is included in marketing and other income. A one cent change in the US dollar to Canadian dollar exchange rate would increase or decrease our accumulated other comprehensive income by approximately $43 million, net of income tax, and would increase or decrease our net income by approximately $8 million, net of income tax.

We also have modest exposures to currencies other than the US dollar including a portion of our UK operating expenses, capital spending and future asset retirement obligations which are denominated in British Pounds and Euros. We do not have any material exposure to highly inflationary foreign currencies. In our energy marketing group, we enter into transactions in various currencies including Canadian and US dollars, British Pounds and Euros. We may actively manage significant currency exposures using forward contracts and swaps.

(b)  CREDIT RISK

Credit risk affects our oil, gas and chemicals operations and trading and non-trading derivative activities is the risk of loss if counterparties do not fulfill their contractual obligations. Most of our credit exposure is with counterparties in the energy industry, including integrated oil companies, crude oil refiners and utilities, and are subject to normal industry credit risk. Approximately 74% of our exposure is with these large energy companies. This concentration of risk within the energy industry is reduced because of our broad base of domestic and international counterparties. Our processes to manage this risk are consistent with those in place at December 31, 2008.

At September 30, 2009, only one counterparty individually made up more than 10% of our credit exposure. This counterparty is a major integrated oil company with a strong investment grade credit rating. No other counterparties made up more than 5% of our credit exposure. The following table illustrates the composition of credit exposure by credit rating.

                                                                                          September 30           December 31
CREDIT RATING                                                                                     2009                  2008
-----------------------------------------------------------------------------------------------------------------------------
A or higher                                                                                        71%                   65%
BBB                                                                                                22%                   29%
Non-Investment Grade                                                                                7%                    6%
                                                                                   ------------------------------------------
TOTAL                                                                                             100%                  100%
                                                                                   ==========================================

Our maximum counterparty credit exposure at the balance sheet date consists primarily of the carrying amounts on non-derivative financial assets such as cash and cash equivalents, restricted cash, accounts receivable, as well as the fair value of derivative financial assets. We provided an allowance of $54 million for credit risk with our counterparties. In addition, we incorporate the credit risk associated with counterparty default, as well as Nexen's own credit risk, into our estimates of fair value.

Collateral received from customers at September 30, 2009 includes $51 million of cash and $506 million of letters of credit. The cash received reflects customer deposits that are included in accounts payable and accrued liabilities.

(c)  LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations as they become due. We require liquidity specifically to fund capital requirements, satisfy financial obligations as they become due, and to operate our energy marketing business. We generally rely on operating cash flows to provide liquidity and we also maintain significant undrawn committed credit facilities. At September 30, 2009, we had approximately $3.2 billion of cash and available committed lines of credit. This includes $1.9 billion of cash and cash equivalents on hand. In addition, we have undrawn term credit facilities of $1.7 billion, of which $427 million was supporting letters of credit at September 30, 2009. These facilities are available until 2012. We also have about $493 million of undrawn, uncommitted credit facilities at September 30, 2009.

The following table details the contractual maturities for our non-derivative financial liabilities, including both the principal and interest cash flows at September 30, 2009:

                                                                less than                                           more than
                                                Total              1 Year           1-3 Years        4-5 Years        5 Years
------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (1)                              7,522                   -            1,847               590            5,085
Interest on Long-Term Debt (2)                  8,340                 369              739               712            6,520
                                       ---------------------------------------------------------------------------------------
Total                                          15,862                 369            2,586             1,302           11,605
                                       =======================================================================================

(1)  Excludes cash and cash equivalents currently available.
(2) Excludes interest on term credit facilities of $3.3 billion and Canexus term credit facilities of $452 million as the amounts drawn on the facilities fluctuate. Based on amounts drawn at September 30, 2009 and current interest rates, we would be required to pay $20 million per year until the outstanding amounts on the term credit facilities are repaid.

The following table details contractual maturities for our derivative financial liabilities. The balance sheet amounts for derivative financial liabilities included below are not materially different from the contractual amounts due on maturity.

                                                                less than                                           more than
                                                Total              1 Year           1-3 Years        4-5 Years        5 Years
------------------------------------------------------------------------------------------------------------------------------
Trading Derivatives (Note 6)                      800                 572              189                39                -
Non-Trading Derivatives (Note 6)                   34                  27                7                 -                -
                                       ---------------------------------------------------------------------------------------
Total                                             834                 599              196                39                -
                                       =======================================================================================

The commercial agreements our energy marketing group enter into often include financial assurance provisions that allow us and our counterparties to effectively manage credit risk. The agreements normally require collateral to be posted if an adverse credit-related event occurs, such as a drop in credit rating. Based on contracts in place and commodity prices at September 30, 2009, we could be required to post collateral of up to $975 million if we were downgraded to non-investment grade. This represents the maximum amount of collateral that we would be required to post assuming a severe event that causes all rating agencies to simultaneously downgrade us and no actions are taken by us to mitigate our exposure. This amount includes trade payables of $686 million and derivative contracts with a fair value of $289 million. All of these obligations are included on our September 30, 2009 balance sheet. In the event of a ratings downgrade, we could monetize our trading inventories and receivables and draw on our existing credit facilities to meet our collateral obligations. Further various actions can be taken, in anticipation of a downgrade that would reduce the maximum amount of collateral we would need to provide.

At September 30, 2009, collateral posted with counterparties includes $14 million of cash and $330 million of letters of credit related to our trading activities. Cash posted is included with our accounts receivable. Cash collateral is not normally applied to contract settlement. Once a contract has been settled, the collateral amounts are refunded. If there is a default, the cash is retained. Our exchange-traded derivative contracts are also subject to margin requirements. We have margin deposits of $216 million (December 31, 2008
- $103 million), which have been included in restricted cash.

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                          September 30          December 31
                                                                                                  2009                 2008
-----------------------------------------------------------------------------------------------------------------------------
Energy Marketing                                                                                 1,437                1,286
Accrued Payables                                                                                   699                  887
Energy Marketing Derivative Contracts (Note 6)                                                     572                  615
Income Taxes Payable                                                                               209                   69
Trade Payables                                                                                     208                  251
Stock-Based Compensation                                                                           109                   97
Other                                                                                              124                  121
                                                                                   ------------------------------------------
Total                                                                                            3,358                3,326
                                                                                   ==========================================

9.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                                                          September 30           December 31
                                                                                                  2009                  2008
------------------------------------------------------------------------------------------------------------------------------
Canexus Term Credit Facilities, due 2011 (US$223 million drawn) (a)                                239                   223
Term Credit Facilities, due 2012 (US$1.5 billion drawn) (b)                                      1,608                 1,225
Canexus Notes, due 2013 (US$50 million)                                                             54                    61
Notes, due 2013 (US$500 million)                                                                   536                   612
Canexus Convertible Debentures, due 2014 (c)                                                        46                     -
Notes, due 2015 (US$250 million)                                                                   268                   306
Notes, due 2017 (US$250 million)                                                                   268                   306
Notes, due 2019 (US$300 million) (d)                                                               322                     -
Notes, due 2028 (US$200 million)                                                                   214                   245
Notes, due 2032 (US$500 million)                                                                   536                   612
Notes, due 2035 (US$790 million)                                                                   847                   968
Notes, due 2037 (US$1,250 million)                                                               1,340                 1,531
Notes, due 2039 (US$700 million) (e)                                                               751                     -
Subordinated Debentures, due 2043 (US$460 million)                                                 493                   563
                                                                                   -------------------------------------------
                                                                                                 7,522                 6,652
Unamortized Debt Issue Costs                                                                       (93)                  (74)
                                                                                   -------------------------------------------
Total                                                                                            7,429                 6,578
                                                                                   ===========================================

(a)  CANEXUS TERM CREDIT FACILITIES

Canexus has $452 million (US$422 million) of committed, secured term credit facilities, $431 million (US$402 million) of which is available until 2011, with the balance due 2013. At September 30, 2009, $239 million (US$223 million) was drawn on these facilities (December 31, 2008 - $223 million (US$182 million)). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans or US-dollar base rate loans. Interest is payable monthly at floating rates. The term credit facilities are secured by a floating charge debenture over all of Canexus' assets. The credit facility also contains covenants with respect to certain financial ratios of Canexus. The weighted-average interest rate on the Canexus term credit facilities was 2.0% for the three months ended September 30, 2009 (three months ended September 30, 2008 - 4.6%) and 2.3% for the nine months ended September 30, 2009 (nine months ended September 30, 2008 - 4.5%).

(b)  TERM CREDIT FACILITIES

We have unsecured term credit facilities of $3.3 billion (US$3.1 billion) available until 2012. At September 30, 2009, $1.6 billion (US$1.5 billion) was drawn on these facilities (December 31, 2008 - $1.2 billion (US$1 billion)). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable at floating rates. The weighted-average interest rate on our term credit facilities was 0.9% for the three months ended September 30, 2009 (three months ended September 30, 2008 - 3.5%) and 1.0% for the nine months ended September 30, 2009 (nine months ended September 30, 2008 - 3.6%). At September 30, 2009, $427 million (US$398 million) of these facilities were utilized to support outstanding letters of credit (December 31, 2008 - $381 million (US$311 million)).

(c)  CANEXUS CONVERTIBLE DEBENTURES

In August 2009, Canexus issued $46 million of convertible unsecured subordinated debentures to non-controlling interests. Interest is payable semi-annually at a rate of 8.00%. These debentures mature on December 31, 2014 and are convertible at the holder's option at any time prior to the close of business on the earlier of i) the maturity date and ii) the business day immediately preceding the date specified by Canexus for redemption of the debentures into trust units. The conversion price is $5.10 per trust unit.

Canexus has the option to redeem the debentures in whole or in part from time to time subject to the satisfaction of certain conditions, after December 31, 2012 but before maturity, at a redemption price equal to the principal amount and unpaid interest. Canexus may elect to satisfy its obligation to pay interest or repay the principal by issuing trust units at market value.

The estimated fair value of the conversion feature of the convertible debentures amounted to $4 million and was included in non-controlling interests, in shareholders' equity. The amount of the convertible debentures allocated to long-term debt is being amortized over the term of the debt using the effective interest rate method.

Concurrent with the issuance, we acquired $40 million of debentures from Canexus with substantially the same terms which allow us to protect against dilution of our ownership interest at our option. These debentures are eliminated on consolidation.

(d)   NOTES, DUE 2019

In  July  2009,  we  issued  US$300  million  of  notes.   Interest  is  payable
semi-annually at a rate of 6.20%, and the principal is to be repaid in July 2019. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term-to-maturity equal to the remaining term of the notes plus 0.40%.

(e)   NOTES, DUE 2039

In  July  2009,  we  issued  US$700  million  of  notes.   Interest  is  payable
semi-annually at a rate of 7.50%, and the principal is to be repaid in July 2039. We may redeem part or all of the notes at any time. The redemption price will be the greater of par and an amount that provides the same yield as a US Treasury security having a term-to-maturity equal to the remaining term of the notes plus 0.45%.

(f)  INTEREST EXPENSE

                                                                                 Three Months                Nine Months
                                                                              Ended September 30         Ended September 30
                                                                              2009          2008         2009          2008
----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                  96            75          274           220
Other                                                                            4             5           12            15
                                                                         ---------------------------------------------------
Total                                                                          100            80          286           235
   Less: Capitalized                                                           (16)          (64)         (60)         (176)
                                                                         ---------------------------------------------------
Total                                                                           84            16          226            59
                                                                         ===================================================

Capitalized interest relates to and is included as part of the cost of our oil and gas and Syncrude properties. The capitalization rates are based on our weighted-average cost of borrowings.

(g)  SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $493 million (US$459 million), none of which were drawn at September 30, 2009 (December 31, 2008 - nil). We utilized $119 million (US$111 million) of these facilities to support outstanding letters of credit at September 30, 2009 (December 31, 2008 - $29 million (US$24 million)). Interest is payable at floating rates. The weighted-average interest rate on our short-term borrowings was nil for the three months ended September 30, 2009 (three months ended September 30, 2008 - 3.6%) and 2.1% for the nine months ended September 30, 2009 (nine months ended September 30, 2008 - 3.2%).

10.  CAPITAL MANAGEMENT

Our objectives and processes for managing our capital structure are consistent with those in place at December 31, 2008. Our capital consists of shareholders' equity, short-term borrowings, long-term debt and cash and cash equivalents as follows:

                                                                                              September 30        December 31
                                                                                                      2009               2008
------------------------------------------------------------------------------------------------------------------------------
NET DEBT (1)
  Long-Term Debt                                                                                     7,429              6,578
     Less: Cash and Cash Equivalents                                                                (1,897)            (2,003)
                                                                                          ------------------------------------
Total                                                                                                5,532              4,575
                                                                                          ====================================

SHAREHOLDERS' EQUITY                                                                                 7,401              7,191
                                                                                          ====================================

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

For the twelve months ended September 30, 2009, our net debt to cash flow from operating activities ratio was 2.3 times compared to 1.1 times at December 31, 2008. While we typically expect the target ratio to fluctuate between 1.0 and

2.0 times under normalized commodity prices, this can be higher or lower depending on commodity price volatility or when we identify strategic opportunities requiring additional investment. Whenever we exceed our target ratio, we assess whether we need to develop a strategy to reduce our leverage and lower this ratio back to target levels over time.

Our interest coverage ratio monitors our ability to fund the interest requirements associated with our debt. Our interest coverage was 7.2 times at September 30, 2009 (December 31, 2008 - 15.6 times). Interest coverage is calculated by dividing our twelve-month trailing adjusted EBITDA by interest expense before capitalized interest. Adjusted EBITDA is a non-GAAP measure. The calculation of adjusted EBITDA is set out in the following table and is unlikely to be comparable to similar measures presented by others.

                                                                                     Twelve Months Ended           Year Ended
                                                                                            September 30          December 31
                                                                                                    2009                 2008
------------------------------------------------------------------------------------------------------------------------------
Net Income Attributable to Nexen Inc.                                                                 96                1,715
  Add:
     Interest Expense                                                                                261                   94
     Provision for Income Taxes                                                                      174                1,457
     Depreciation, Depletion, Amortization and Impairment                                          2,110                2,014
     Exploration Expense                                                                             376                  402
     Recovery of Non-Cash Stock-Based Compensation                                                   (39)                (272)
     Change in Fair Value of Crude Oil Put Options                                                    14                 (203)
     Other Non-Cash Expenses                                                                        (210)                  (1)
                                                                                ----------------------------------------------
Adjusted EBITDA                                                                                    2,782                5,206
                                                                                ==============================================

11.  ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our Property, Plant & Equipment (PP&E) are as follows:

                                                                                       Nine Months Ended           Year Ended
                                                                                            September 30          December 31
                                                                                                    2009                 2008
-------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                     1,059                  832
  Obligations Incurred with Development Activities                                                    25                   32
  Obligations Discharged with Disposed Properties                                                     (2)                   -
  Obligations Settled                                                                                (25)                 (45)
  Accretion Expense                                                                                   51                   58
  Revisions to Estimates                                                                             (19)                 159
  Effects of Changes in Foreign Exchange Rate                                                        (62)                  23
                                                                                ----------------------------------------------
Balance at End of Period (1)(2)                                                                    1,027                1,059
                                                                                ==============================================

(1) Obligations due within 12 months of $35 million (December 31, 2008 - $35 million) have been included in accounts payable and accrued liabilities.
(2) Obligations relating to our oil and gas activities amount to $979 million (December 31, 2008 - $1,009 million) and obligations relating to our chemicals business amount to $48 million (December 31, 2008 - $50 million).

Our total estimated undiscounted inflated asset retirement obligations amount to $2,353 million (December 31, 2008 - $2,393 million). We have discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted, risk-free rate of 5.9%. Approximately $367 million included in our asset retirement obligations is expected to be settled over the next five years. The remaining obligations settle beyond five years and are expected to be funded by future cash flows from our operations.

12.  DEFERRED CREDITS AND OTHER LIABILITIES
                                                                                            September 30          December 31
                                                                                                    2009                 2008
-------------------------------------------------------------------------------------------------------------------------------
Deferred Tax Credit                                                                                  542                  709
Long-Term Energy Marketing Derivative Contracts (Note 6)                                             228                  294
Defined Benefit Pension Obligations                                                                   71                   67
Capital Lease Obligations                                                                             61                   53
Deferred Transportation Revenue                                                                       57                   69
Other                                                                                                125                  132
                                                                                ----------------------------------------------
Total                                                                                              1,084                1,324
                                                                                ==============================================

13.  SHAREHOLDERS' EQUITY

DIVIDENDS

Dividends per common share for the three months ended September 30, 2009 were $0.05 per common share (2008 - $0.05). Dividends per common share for the nine months ended September 30, 2009 were $0.15 per common share (2008 - $0.125). Dividends paid to holders of common shares have been designated as "eligible dividends" for Canadian tax purposes.

14.  MARKETING AND OTHER INCOME

                                                                                 Three Months                Nine Months
                                                                              Ended September 30         Ended September 30
                                                                              2009          2008         2009          2008
----------------------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net (Note 6)                                                188           149          676           381
Change in Fair Value of Crude Oil Put Options (Note 6)                         (23)            9         (218)           (1)
Interest                                                                         1             7            4            20
Foreign Exchange Gains (Losses)                                                 93           (33)         112           (34)
Other                                                                           37            (1)          61            21
                                                                         ---------------------------------------------------
Total                                                                          296           131          635           387
                                                                         ===================================================

15.  EARNINGS PER COMMON SHARE

We calculate basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. We calculate diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

                                                                                 Three Months                Nine Months
                                                                              Ended September 30         Ended September 30
(millions of shares)                                                          2009          2008         2009          2008
----------------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                           521.7       525.9         521.0        528.3
Shares issuable pursuant to tandem options                                      10.3        19.6          10.7         24.9
Shares notionally purchased from proceeds of tandem options                     (7.0)      (13.0)         (7.5)       (16.2)
                                                                         ---------------------------------------------------
Weighted-average number of diluted common shares outstanding                   525.0       532.5         524.2        537.0
                                                                         ===================================================

In calculating the weighted-average number of diluted common shares outstanding for the three and nine months ended September 30, 2009, we excluded 13,077,285 and 13,236,034 tandem options, respectively, because their exercise price was greater than the average common share market price in the period. In calculating the weighted-average number of diluted common shares outstanding for the three and nine months ended September 30, 2008, we excluded 4,019,880 and 40,000 tandem options, respectively, because their exercise price was greater than the average common share market price in the period. During the periods presented, outstanding tandem options were the only potential dilutive instruments.

16.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

17.  CASH FLOWS

(a)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                                  Three Months              Nine Months
                                                                               Ended September 30        Ended September 30
                                                                                2009        2008          2009        2008
----------------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                             358         386         1,180       1,084
Stock-Based Compensation                                                         (19)       (410)           23        (210)
Provision for (Recovery of) Future Income Taxes                                  (81)        645          (397)        583
Change in Fair Value of Crude Oil Put Options                                     23          (9)          218           1
Allowance for Doubtful Accounts                                                   (4)         38            (5)         34
Foreign Exchange                                                                (117)         43          (154)         48
Other                                                                             14          (1)           22           4
                                                                         ---------------------------------------------------
Total                                                                            174         692           887       1,544
                                                                         ===================================================

(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                                                  Three Months              Nine Months
                                                                               Ended September 30        Ended September 30
                                                                                2009        2008          2009        2008
----------------------------------------------------------------------------------------------------------------------------
   Accounts Receivable                                                           212         503            39        (821)
   Inventories and Supplies                                                      (13)        260          (142)       (128)
   Other Current Assets                                                          (24)        (64)          (12)        (80)
   Accounts Payable and Accrued Liabilities                                      (68)     (1,607)          251         425
   Other Current Liabilities                                                      20          12            16          26
                                                                         ---------------------------------------------------
Total                                                                            127        (896)          152        (578)
                                                                         ===================================================

Relating to:
   Operating Activities                                                          113        (840)          193        (468)
   Financing Activities                                                            -          10             -          10
   Investing Activities                                                           14         (66)          (41)       (120)
                                                                         ---------------------------------------------------
Total                                                                            127        (896)          152        (578)
                                                                         ===================================================

(c)  OTHER CASH FLOW INFORMATION

                                                                                  Three Months              Nine Months
                                                                               Ended September 30        Ended September 30
                                                                                2009        2008          2009        2008
----------------------------------------------------------------------------------------------------------------------------
Interest Paid                                                                     70          64           248         212
Income Taxes Paid                                                                179         655           247         816
                                                                         ---------------------------------------------------

Cash flow from other operating activities includes cash outflows related to geological and geophysical expenditures of $16 million for the three months ended September 30, 2009 (2008 - $38 million) and $59 million for the nine months ended September 30, 2009 (2008 - $72 million).

18.  OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Syncrude, Energy Marketing and Chemicals in various geographic locations as described in Note 22 to the Audited Consolidated Financial Statements included in our 2008 Form 10-K.

THREE MONTHS ENDED SEPTEMBER 30, 2009

                                                                                            Energy             Corporate
                                              Oil and Gas                      Syncrude  Marketing  Chemicals  and Other      Total
                           ---------------------------------------------------------------------------------------------------------
                                               United    United        Other
                           Yemen  Canada       States   Kingdom    Countries (1)
                           --------------------------------------------------
Net Sales                    176      92           74       478           16        137          9        115          -      1,097
Marketing and Other            3      (6)           -         5            6          -        188         29         71 (2)    296
                           ---------------------------------------------------------------------------------------------------------
Total Revenues               179      86           74       483           22        137        197        144         71      1,393

Less: Expenses
  Operating                   49      42           23        71            2         62          5         67          -        321
  Depreciation, Depletion,
   Amortization and
     Impairment               19      59           67       162            2         13         14         12         10        358
  Transportation and Other     7       8            2         3            -          5        141         13          6        185
  General and
  Administrative (3)           4      16           13         8            5          -         19          9         39        113
  Exploration                  -      24           40         7           18 (4)      -          -          -          -         89
  Interest                     -       -            -         -            -          -          -          2         82         84
                           ---------------------------------------------------------------------------------------------------------
Income (Loss)
  before Income Taxes        100     (63)         (71)      232           (5)        57         18         41        (66)       243
Less: Provisions for
(Recovery
  of) Income Taxes            35     (15)         (30)      102           (5)        14          8          9         (9)       109
Less: Non-Controlling
  Interests                    -       -            -         -            -          -          -         12          -         12
                           ---------------------------------------------------------------------------------------------------------
Net Income (Loss)             65     (48)         (41)      130            -         43         10         20        (57)       122
                           =========================================================================================================

Identifiable Assets          241   7,756 (5)    1,880     5,157          976      1,244      3,114 (6)    704      1,997     23,069
                           =========================================================================================================

Capital Expenditures
  Development and Other       11     135           31       133          130         17          9         53          7        526
  Exploration                  -      42           46        32            9          -          -          -          -        129
                           ---------------------------------------------------------------------------------------------------------
                              11     177           77       165          139         17          9         53          7        655
                           =========================================================================================================

Property, Plant and
Equipment
  Cost                     2,516   9,558        3,957     6,165          782      1,424        250      1,086        356     26,094
  Less: Accumulated DD&A   2,369   1,955        2,507     2,396           97        264         78        552        234     10,452
                           ---------------------------------------------------------------------------------------------------------
Net Book Value               147   7,603 (5)    1,450     3,769          685      1,160        172        534        122     15,642
                           =========================================================================================================

(1)  Includes results of operations from producing activities in Colombia.
(2) Includes interest income of $1 million, foreign exchange gains of $93 million and decrease in the fair value of crude oil put options of $23 million.
(3)  Includes recovery of stock-based compensation expense of $5 million.
(4)  Includes exploration activities primarily in Norway, Nigeria and Colombia.
(5) Includes costs of $5,946 million related to our insitu oil sands projects (Long Lake and future phases).
(6) Approximately 80% of Marketing's identifiable assets are accounts receivable and inventories.

THREE MONTHS ENDED SEPTEMBER 30, 2008
                                                                                            Energy             Corporate
                                              Oil and Gas                      Syncrude  Marketing  Chemicals  and Other      Total
                           ---------------------------------------------------------------------------------------------------------
                                               United    United        Other
                           Yemen  Canada       States   Kingdom    Countries (1)
                           --------------------------------------------------
Net Sales                    317     192          139     1,141           56        220         17        131          -      2,213
Marketing and Other            2       1            -         6            1          3        149        (12)       (19) (2)   131
                           ---------------------------------------------------------------------------------------------------------
Total Revenues               319     193          139     1,147           57        223        166        119        (19)     2,344

Less: Expenses
  Operating                   39      48           29        66            2         68         10         79          -        341
  Depreciation, Depletion,
   Amortization and
     Impairment               46      50           56       192            4         12          4         11         11        386
  Transportation and Other     3       -            1        21            -          4        235         12         15        291
  General and
     Administrative (3)      (20)    (66)         (28)      (19)         (45)         -         (4)         9       (135)      (308)
  Exploration                  2       5           41        18           46 (4)      -          -          -          -        112
  Interest                     -       -            -         -            -          -          -          3         13         16
                           ---------------------------------------------------------------------------------------------------------
Income (Loss)
  before Income Taxes        249     156           40       869           50        139        (79)         5         77      1,506
Less: Provisions for
(Recovery of) Income Taxes    86      44           13       444           (3)        40        (20)         2         13        619
Less: Non-Controlling
  Interests                    -       -            -         -            -          -          -          1          -          1
                           ---------------------------------------------------------------------------------------------------------
Net Income (Loss)            163     112           27       425           53         99        (59)         2         64        886
                           =========================================================================================================

Identifiable Assets          365   6,301 (5)    1,951     6,502          536      1,218      4,468 (6)    541        333     22,215
                           =========================================================================================================

Capital Expenditures
  Development and Other       29     245           46       189           35         19          2         24         10        599
  Exploration                  -      34           38        43           11          -          -          -          -        126
                           ---------------------------------------------------------------------------------------------------------
                              29     279           84       232           46         19          2         24         10        725
                           =========================================================================================================

Property, Plant and
Equipment
  Cost                     2,402   7,697        3,670     5,558          358      1,363        268        896       322      22,534
  Less: Accumulated DD&A   2,220   1,725        2,072     1,456           95        232         72        495       199       8,566
                           ---------------------------------------------------------------------------------------------------------
Net Book Value               182   5,972 (5)    1,598     4,102          263      1,131        196        401       123      13,968
                           =========================================================================================================

(1)  Includes results of operations from producing activities in Colombia.
(2) Includes interest income of $7 million, foreign exchange losses of $33 million, increase in the fair value of crude oil put options of $9 million and other losses of $2 million.
(3)  Includes recovery of stock-based compensation expense of $408 million.
(4)  Includes exploration activities primarily in Norway and Colombia.
(5) Includes costs of $4,432 million related to our insitu oil sands projects (Long Lake and future phases).
(6) Approximately 85% of Marketing's identifiable assets are accounts receivable and inventories.

NINE MONTHS ENDED SEPTEMBER 30, 2009
                                                                                            Energy             Corporate
                                              Oil and Gas                      Syncrude  Marketing  Chemicals  and Other      Total
                           ---------------------------------------------------------------------------------------------------------
                                               United    United        Other
                           Yemen  Canada       States   Kingdom    Countries (1)
                           --------------------------------------------------
Net Sales                    513     281          225     1,574           55        320         29        348          -      3,345
Marketing and Other           10       2            -        13            6          1        676         44       (117) (2)   635
                           ---------------------------------------------------------------------------------------------------------
Total Revenues               523     283          225     1,587           61        321        705        392       (117)     3,980

Less: Expenses
  Operating                  145     125           73       175            6        205         21        196          -        946
  Depreciation, Depletion,
   Amortization and
     Impairment               92     184          215       537           11         33         21         53         34      1,180
  Transportation and Other    25      19           18        14            -         17        469         37         19        618
   General and
     Administrative (3)        5      58           51        15           29          1         68         34        119        380
  Exploration                  -      53           87        26           53 (4)      -          -          -          -        219
  Interest                     -       -            -         -            -          -          -          6        220        226
                           ---------------------------------------------------------------------------------------------------------
Income (Loss)
  before Income Taxes        256    (156)        (219)      820          (38)        65        126         66       (509)       411
Less: Provisions for
(Recovery
  of) Income Taxes            89     (39)         (81)      358          (29)        16         52         15       (264)       117
Less: Non-Controlling
  Interests                    -       -            -         -            -          -          -         17          -         17
                           ---------------------------------------------------------------------------------------------------------
Net Income (Loss)            167    (117)        (138)      462           (9)        49         74         34       (245)       277
                           =========================================================================================================

Identifiable Assets          241   7,756 (5)    1,880     5,157          976      1,244      3,114 (6)    704      1,997     23,069
                           =========================================================================================================

Capital Expenditures
  Development and Other       62     519          106       391          328         56         20        161         17      1,660
  Exploration                  -     189          111       109           50          -          -          -          -        459
  Proved Property
    Acquisitions               -     755            -         -            -          -          -          -          -        755
                           ---------------------------------------------------------------------------------------------------------
                              62   1,463          217       500          378         56         20        161         17      2,874
                           =========================================================================================================

Property, Plant and
Equipment
  Cost                     2,516   9,558        3,957     6,165          782      1,424        250      1,086        356     26,094
  Less: Accumulated DD&A   2,369   1,955        2,507     2,396           97        264         78        552        234     10,452
                           ---------------------------------------------------------------------------------------------------------
Net Book Value               147   7,603 (5)    1,450     3,769          685      1,160        172        534        122     15,642
                           =========================================================================================================

(1)  Includes results of operations from producing activities in Colombia.
(2)  Includes  interest  income of $4 million,  foreign  exchange  gains of $112 million, decrease in the fair value of crude oil put options of $218 million and other losses of $15 million.
(3)  Includes stock-based compensation expense of $51 million.
(4)  Includes exploration activities primarily in Norway, Nigeria and Colombia.
(5) Includes costs of $5,946 million related to our insitu oil sands projects (Long Lake and future phases).
(6) Approximately 80% of Marketing's identifiable assets are accounts receivable and inventories.

NINE MONTHS ENDED SEPTEMBER 30, 2008

                                                                                            Energy             Corporate
                                              Oil and Gas                      Syncrude  Marketing  Chemicals  and Other      Total
                           ---------------------------------------------------------------------------------------------------------
                                               United    United        Other
                            Yemen  Canada      States   Kingdom    Countries (1)
                           --------------------------------------------------
Net Sales                     912     545         518     3,053          156        567         52        351          -      6,154
Marketing and Other             9       2           4        17            2          3        381        (13)       (18) (2)   387
                           ---------------------------------------------------------------------------------------------------------
Total Revenues                921     547         522     3,070          158        570        433        338        (18)     6,541

Less: Expenses
  Operating                   129     137          77       186            7        208         33        221          -        998
  Depreciation, Depletion,
   Amortization and
     Impairment               120     144         192       505           12         36         11         32         32      1,084
  Transportation and Other      7      10           2        21            -         11        574         41         25        691
   General and
     Administrative (3) (4)    (9)     13          23        (7)          14          1         63         24         43        165
  Exploration                   2      41          70        42           90 (5)      -          -          -          -        245
  Interest                      -       -           -         -            -          -          -          8         51         59
                           ---------------------------------------------------------------------------------------------------------
Income (Loss)
  before Income Taxes         672     202         158     2,323           35        314       (248)        12       (169)     3,299
Less: Provisions for
(Recovery of) Income Taxes    234      57          55     1,181           (3)        89        (72)         5       (146)     1,400
Less: Non-Controlling
  Interests                     -       -           -         -            -          -          -          3          -          3
                           ---------------------------------------------------------------------------------------------------------
Net Income (Loss)             438     145         103     1,142           38        225       (176)         4        (23)     1,896
                           =========================================================================================================

Identifiable Assets           365   6,301 (6)   1,951     6,502          536      1,218      4,468 (7)    541        333     22,215
                           =========================================================================================================

Capital Expenditures
  Development and Other        61     855         180       410           73         39          3         57         23      1,701
  Exploration                   9     146         147       114           30          -          -          -          -        446
  Proved Property
    Acquisitions                -       2           -         -            -          -          -          -          -          2
                           ---------------------------------------------------------------------------------------------------------
                               70   1,003         327       524          103         39          3         57         23      2,149
                           =========================================================================================================

Property, Plant and
Equipment
  Cost                      2,402   7,697       3,670     5,558          358      1,363        268        896        322     22,534
  Less: Accumulated DD&A    2,220   1,725       2,072     1,456           95        232         72        495        199      8,566
                           ---------------------------------------------------------------------------------------------------------
Net Book Value                182   5,972 (6)   1,598     4,102          263      1,131        196        401        123     13,968
                           =========================================================================================================

(1)  Includes results of operations from producing activities in Colombia.
(2) Includes interest income of $20 million, foreign exchange losses of $34 million, decrease in the fair value of crude oil put options of $1 million and other losses of $3 million.
(3) Includes severance accrual of $7 million in connection with North Vancouver technology conversion project.
(4)  Includes a recovery of stock-based compensation expense of $121 million.
(5)  Includes exploration activities primarily in Norway and Colombia.
(6) Includes costs of $4,432 million related to our insitu oil sands projects (Long Lake and future phases).
(7) Approximately 85% of Marketing's identifiable assets are accounts receivable and inventories.

19.  DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING
     PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statements and summaries of differences from Canadian GAAP are as follows:

UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                                 Three Months               Nine Months
                                                                              Ended September 30         Ended September 30
(Cdn$ millions, except per share amounts)                                     2009          2008         2009          2008
----------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
   Net Sales                                                                 1,097         2,213       3,345          6,154
   Marketing and Other (v); (vi)                                               344           366         702            470
                                                                         ---------------------------------------------------
                                                                             1,441         2,579       4,047          6,624
                                                                         ---------------------------------------------------
EXPENSES
   Operating                                                                   321           341         946            998
   Depreciation, Depletion, Amortization and Impairment                        358           386       1,180          1,084
   Transportation and Other (v)                                                191           291         616            687
   General and Administrative (iv)                                              89          (272)        394            180
   Exploration                                                                  89           112         219            245
   Interest                                                                     84            16         226             59
                                                                         ---------------------------------------------------
                                                                             1,132           874       3,581          3,253
                                                                         ---------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       309         1,705         466          3,371
                                                                         ---------------------------------------------------

PROVISION FOR (RECOVERY OF) INCOME TAXES
   Current                                                                     190           (26)        514            817
   Deferred (iv); (vi); (vii)                                                  (68)          724        (384)           610
                                                                         ---------------------------------------------------
                                                                               122           698         130          1,427
                                                                         ---------------------------------------------------

NET INCOME                                                                     187         1,007         336          1,944
   Less: Net Income Attributable to Non-Controlling Interests                  (12)           (1)        (17)            (3)
                                                                         ---------------------------------------------------

NET INCOME ATTRIBUTABLE TO NEXEN INC. - US GAAP (1)                            175         1,006         319          1,941
                                                                         ===================================================

EARNINGS PER COMMON SHARE ($/share) (Note 15)
   Basic                                                                       0.34         1.91        0.61           3.67
                                                                         ===================================================

   Diluted                                                                     0.33         1.89        0.61           3.61
                                                                         ===================================================

(1)  RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                                                 Three Months               Nine Months
                                                                              Ended September 30        Ended September 30
                                                                              2009          2008        2009          2008
----------------------------------------------------------------------------------------------------------------------------
Net Income Attributable to Nexen Inc - Canadian GAAP                           122           886         277         1,896
Impact of US Principles, Net of Income Taxes:
   Stock-based Compensation (iv)                                                17           (26)        (11)          (11)
   Inventory Valuation (vi)                                                     29           146          46            56
   Deferred Taxes (vii)                                                          7             -           7             -
                                                                         ---------------------------------------------------
Net Income Attributable to Nexen Inc - US GAAP                                 175         1,006         319         1,941
                                                                         ===================================================


UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP
                                                                                                  September 30      December 31
(Cdn$ millions, except share amounts)                                                                     2009             2008
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                                                                          1,897            2,003
      Restricted Cash                                                                                      216              103
      Accounts Receivable                                                                                2,877            3,163
      Inventories and Supplies (vi)                                                                        601              426
      Other                                                                                                199              169
                                                                                          --------------------------------------
         Total Current Assets                                                                            5,790            5,864
                                                                                          --------------------------------------

   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $10,845 (December 31, 2008 - $10,786) (i); (iii)                                 15,593           14,873
   GOODWILL                                                                                                346              390
   DEFERRED INCOME TAX ASSETS                                                                              916              351
   DEFERRED CHARGES AND OTHER ASSETS                                                                       386              570
                                                                                          --------------------------------------
TOTAL ASSETS                                                                                            23,031           22,048
                                                                                          ======================================

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable and Accrued Liabilities (iv)                                                      3,430            3,384
      Accrued Interest Payable                                                                              81               67
      Dividends Payable                                                                                     26               26
                                                                                          --------------------------------------
         Total Current Liabilities                                                                       3,537            3,477
                                                                                          --------------------------------------

   LONG-TERM DEBT                                                                                        7,429            6,578
   DEFERRED INCOME TAX LIABILITIES (i); (ii); (iv); (vi); (vii)                                          2,635            2,543
   ASSET RETIREMENT OBLIGATIONS                                                                            992            1,024
   DEFERRED CREDITS AND OTHER LIABILITIES (ii)                                                           1,188            1,428

SHAREHOLDERS' EQUITY
   Nexen Inc. Shareholders' Equity
      Common Shares, no par value
         Authorized:   Unlimited
         Outstanding:  2009 - 521,846,559 shares
                       2008 - 519,448,590 shares                                                         1,025              981
      Contributed Surplus                                                                                    1                2
      Retained Earnings (i) - (vii)                                                                      6,413            6,172
      Accumulated Other Comprehensive Loss (ii)                                                           (258)            (209)
                                                                                          --------------------------------------
   Total Nexen Inc. Shareholders' Equity                                                                 7,181            6,946
      Canexus Non-Controlling Interests                                                                     69               52
                                                                                          --------------------------------------
   TOTAL SHAREHOLDERS EQUITY                                                                             7,250            6,998
                                                                                          --------------------------------------
   COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 16)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                              23,031           22,048
                                                                                          ======================================

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                                                  Three Months                   Nine Months
                                                                               Ended September 30            Ended September 30
                                                                                2009        2008              2009         2008
--------------------------------------------------------------------------------------------------------------------------------
Net Income Attributable to Nexen Inc. - US GAAP                                  175       1,006               319        1,941
Other Comprehensive Income (Loss), Net of Income Taxes:
   Foreign Currency Translation Adjustment                                       (26)         41               (49)          60
                                                                             ---------------------------------------------------
Comprehensive Income Attributable to Nexen Inc. - US GAAP                        149       1,047               270        2,001
                                                                             ===================================================

UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS - US GAAP
                                                                                            September 30          December 31
                                                                                                    2009                 2008
-------------------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                                                             (183)                (134)
Unamortized Defined Benefit Pension Plan Costs (ii)                                                  (75)                 (75)
                                                                                       ----------------------------------------
Accumulated Other Comprehensive Loss                                                                (258)                (209)
                                                                                       ========================================

NOTES TO THE UNAUDITED CONSOLIDATED US GAAP FINANCIAL STATEMENTS:

i. Under Canadian GAAP, we defer certain development costs to PP&E. Under US principles, these costs have been included in operating expenses in prior years. As a result PP&E is lower under US GAAP by $30 million (December 31, 2008 - $30 million).

ii. US GAAP requires the recognition of the over-funded and under-funded status of a defined benefit plan on the balance sheet as an asset or liability. At September 30, 2009 and December 31, 2008, the unfunded amount of our defined benefit pension plans that was not included in the pension liability under Canadian GAAP was $104 million. This amount has been included in deferred credits and other liabilities and $75 million, net of income taxes, has been included in Accumulated Other Comprehensive Income (AOCI).

iii. On January 1, 2003, we adopted ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which results in our PP&E under US GAAP being lower by $19 million.

iv. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. In addition, under Canadian principles, we retroactively adopted EIC-162 which requires the accelerated recognition of stock-based compensation expense for all stock-based awards made to our retired and retirement-eligible employees. However, US GAAP requires the accelerated recognition of stock-based compensation expense for such employees for awards granted on or after January 1, 2006. As a result under US GAAP:

      o general and administrative (G&A) expense is lower by $24 million and higher by $14 million ($17 million and $11 million, net of income taxes) for the three and nine months ended September 30, 2009, respectively (2008 - higher by $36 million and $15 million, respectively ($26 million and $11 million, net of income taxes)); and
      o accounts payable and accrued liabilities are higher by $72 million as at September 30, 2009 (December 31, 2008 - $58 million).

v. Under US GAAP, asset disposition gains and losses are included with transportation and other expense. Losses of $6 million and gains of $2 million for the three and nine months ended September 30, 2009, respectively, were reclassified from marketing and other income to transportation and other expense (gains of nil and $4 million were reclassified for the three and nine months ended September 30, 2008).

vi. Under Canadian GAAP, we carry our commodity inventory held for trading purposes at fair value, less any costs to sell. Under US GAAP, we are required to carry this inventory at the lower of cost or net realizable value. As a result:

      o marketing and other income is higher by $42 million and $69 million ($29 million and $46 million, net of income taxes) for the three and nine months ended September 30, 2009, respectively (2008 - higher by $235 million and $87 million ($146 million and $56 million, net of income taxes)); and
      o inventories are higher by $11 million as at September 30, 2009 (December 31, 2008 - lower by $58 million).

vii. On January 1, 2007, we adopted ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES regarding accounting and disclosure for uncertain tax positions. On the adoption of this US guidance, we recorded a cumulative effect of a change in accounting principle of $28 million. This amount increased our deferred income tax liabilities, and decreased our retained earnings as at January 1, 2007 in our US GAAP - Unaudited Consolidated Balance Sheet. During the quarter our uncertain tax position changed. As a result:

      o Deferred income tax expense is lower by $7 million for the three and nine months ended September 30, 2009 (2008 - nil); and
      o Deferred income tax liabilities are higher by $21 million as at September 30, 2009 (December 31, 2008 - higher by $28 million).

      As at September 30, 2009, the total amount of our unrecognized tax benefit was approximately $273 million, all of which, if recognized, would affect our effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the Unaudited Consolidated Statement of Income. As at September 30, 2009, the total amount of interest and penalties related to uncertain tax positions recognized in deferred income tax liabilities in the US GAAP - Unaudited Consolidated Balance Sheet was approximately $7 million. We had no interest or penalties included in the US GAAP - Unaudited Consolidated Statement of Income for the three and nine months ended September 30, 2009.

Our income tax filings are subject to audit by taxation authorities and as at September 30, 2009 the following tax years remained subject to examination, (i) Canada - 1985 to date (ii) United Kingdom - 2007 to date and (iii) United States
- 2005 to date. We do not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next 12 months.


CHANGES IN ACCOUNTING POLICIES - US GAAP
Business Combinations

On January 1, 2009, we prospectively adopted BUSINESS COMBINATIONS which establishes principles and requirements of the acquisition method for business combinations and related disclosures. The adoption of this statement did not impact our results of operations or financial position.

NON-CONTROLLING INTERESTS

On January 1, 2009, we prospectively adopted NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this statement did not have a material impact on our results of operations or financial position. The presentation changes have been included in the Consolidated Financial Statements, as applicable.

DERIVATIVE AND HEDGING ACCOUNTING AND DISCLOSURES

On January 1, 2009, we prospectively adopted DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts and details of credit-risk-related contingent features in their hedged position. The statement also requires the disclosure of the location and amounts of derivative instruments in the financial statements. The disclosures required by this standard are provided in Notes 6 and 7.

On April 1, 2009, we prospectively adopted three changes to FASB guidance intended to improve guidance and disclosures on fair value measurement and impairments. The positions clarify fair value accounting specifically regarding: inactive markets and distressed transactions, other-than-temporary impairments, and expanded fair value disclosures for financial instruments in interim periods. The adoption of these positions did not have a material impact on our results of operation or financial position.


SUBSEQUENT EVENTS

On April 1, 2009, we prospectively adopted SUBSEQUENT EVENTS. The new standard reflects the existing principles of current subsequent events accounting guidance and retains the notion and definition of "available to be issued" financial statements. The new standard requires disclosure of the date through which subsequent events have been evaluated and clarifies that original issuance of financial statements means both "issued" or "available to be issued". The adoption of this standard did not have a material impact on our results of operation or financial position.

NEW ACCOUNTING PRONOUNCEMENTS - US GAAP

In December 2008, FASB issued EMPLOYERS DISCLOSURES ABOUT POSTRETIREMENT BENEFIT PLAN ASSETS. This position provides guidance on disclosures about plan assets of a defined benefit pension or other postretirement plans. This position is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of this statement to materially impact our results of operations or financial position.

In June 2009, FASB issued AMENDMENTS TO CONSOLIDATION OF VARIABLE INTEREST ENTITIES. It retains the scope of the previous guidance with the addition of entities previously considered qualifying special-purpose entities and eliminates the previous quantitative approach for a qualitative analysis in determining whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. The Statement is further amended to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures about an enterprise's involvement in a variable interest entity. The Statement is effective at the beginning of the first annual reporting period after November 15, 2009. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING  SHOULD BE READ IN  CONJUNCTION  WITH THE  UNAUDITED  CONSOLIDATED
FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 19 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS OCTOBER 27, 2009.

UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS. THE DISCUSSION AND ANALYSIS OF OUR OIL AND GAS ACTIVITIES WITH RESPECT TO OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES IS PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WE MEASURE OUR PERFORMANCE IN THIS MANNER CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES. WHERE APPROPRIATE, WE HAVE PROVIDED INFORMATION ON A NET, AFTER-ROYALTIES BASIS IS ALSO PRESENTED.

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

EXECUTIVE SUMMARY OF THIRD QUARTER RESULTS
                                                                                  Three Months              Nine Months
                                                                               Ended September 30        Ended September 30
(Cdn$ millions, except as indicated)                                            2009        2008          2009        2008
----------------------------------------------------------------------------------------------------------------------------
Production before Royalties (mboe/d)                                             214         249           235         257
Production after Royalties (mboe/d)                                              184         209           206         214
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)                          63.00      106.22         56.89       99.64

Cash Flow from Operating Activities                                              461         968         1,359       3,299
Net Income Attributable to Nexen Inc.                                            122         886           277       1,896
Earnings per Common Share, Basic ($/share)                                      0.23        1.68          0.53        3.59

Capital Investment                                                               655         725         2,119       2,149
Acquisition of Additional Interest in Long Lake                                    -           -           755           -
Net Debt (1)                                                                   5,532       3,914         5,532       3,914
                                                                         ---------------------------------------------------

(1) Net debt is a non-GAAP measure and is defined as long-term debt and short-term borrowings less cash and cash equivalents.

Planned maintenance and turnaround activity in the UK North Sea, Long Lake and the Gulf of Mexico temporarily reduced our production during the third quarter. Production was approximately 39,000 boe/d lower (based on production rates immediately prior) as a result of these activities. In the North Sea, the shut down of Buzzard and Scott/Telford was designed to coincide with a six week slowdown for routine maintenance on the Forties pipeline. During the shutdown, we successfully completed the fourth platform jacket installation and tie in at Buzzard and performed planned maintenance at Scott/Telford. With this work behind us and the start-up of Ettrick towards the end of the quarter, we are currently producing approximately 275,000 boe/d and we expect production to remain strong throughout the remainder of the year.

Commodity prices were slightly higher than the previous quarter, but were considerably lower than a year ago. Our realized quarterly oil and gas price increased 3% from the prior quarter to average $63.00/boe, but it remains approximately 40% below last year's realized price. With 85% of our production weighted to oil, we continue to be highly levered to increasing oil prices.

Our capital investment during the quarter focused on developing our Usan project offshore Nigeria, advancing our shale gas knowledge and capabilities, and appraising the Golden Eagle area discoveries in the UK North Sea. We are currently reviewing development options for the Golden Eagle area, which includes our Hobby and Pink discoveries. We are also making significant progress with our shale gas project in the Dilly Creek area of the Horn River basin in north-east British Columbia. During the quarter, we concluded a three-well drilling and completion program and now have five shale gas wells on-stream. In the Eastern Gulf of Mexico, we are currently drilling an exploratory well at Appomattox, about six miles west of our discovery at Vicksburg. Our Longhorn development in the Gulf of Mexico recently came on stream in late October.

At Long Lake, we achieved a major milestone at the end of August, when the solvent de-asphalter and thermal cracker units were successfully put into operation. As a result, we expect our PSC(TM) yield to increase to our design yield of approximately

80%. In September, we successfully completed the previously announced turnaround to replace valves, clean-out our hot lime softeners, isolate our water treatment trains and perform a number of other planned maintenance activities to improve reliability and operability. We also completed the installation of electric submersible pumps (ESPs) in some of our SAGD wells. With the turnaround complete we have resumed steaming our wells and bitumen volumes are ramping up.

Our financial position remains strong. We have available liquidity of approximately US$3.3 billion, comprised of cash on hand and undrawn lines of credit. We have no significant debt maturities until 2012 and the average term-to-maturity of our long-term debt is approximately 17 years. We believe our significant liquidity, combined with strong operating cash netbacks, provides us with the financial flexibility to carry out our investment programs.

CAPITAL INVESTMENT
Our strategy is to build a sustainable energy company focused in three areas: oil sands, unconventional gas and select conventional exploration and exploitation. We are committed to growing long-term value for our shareholders responsibly and are advancing our plans to achieve this as described below.

In 2009, we brought both Ettrick in the North Sea and Longhorn in the Gulf of Mexico on stream. We are currently investing primarily in:

     o    ramping up Long Lake safely and reliably;
     o developing our Usan project and continuing to explore our additional acreage, offshore Nigeria;
     o advancing appraisal of our Golden Eagle, Hobby and Pink discoveries in the UK North Sea;
     o targeting a number of exploration prospects, primarily in the North Sea and Gulf of Mexico; and
     o    advancing  our  Horn  River  shale  gas  play  in  north-east  British
          Columbia.

Details of our capital programs are set out below:

THREE MONTHS ENDED SEPTEMBER 30, 2009
                                                              Major     Early Stage       New Growth     Core Asset
                                                        Development     Development      Exploration     Development      Total
----------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
    United Kingdom                                               12               -               32             121        165
    Nigeria                                                     129               -                1               -        130
    Synthetic (mainly Long Lake) (1)                            101              15                -               -        116
    Canada                                                        -               -               42              19         61
    United States                                                25               -               46               6         77
    Yemen                                                         -               -                -              11         11
    Other Countries                                               -               -                8               1          9
Syncrude                                                          -               -                -              17         17
                                                       ---------------------------------------------------------------------------
                                                                267              15              129             175        586
Chemicals                                                        53               -                -               -         53
Energy Marketing, Corporate and Other                             -               -                -              16         16
                                                       ---------------------------------------------------------------------------
Total Capital                                                   320              15              129             191        655
                                                       ===========================================================================
As a % of Total Capital                                          49%              2%              20%             29%       100%
                                                       ---------------------------------------------------------------------------

(1)  Includes $72 million of capitalized start-up costs.

NINE MONTHS ENDED SEPTEMBER 30, 2009
                                                              Major     Early Stage       New Growth     Core Asset
                                                        Development     Development      Exploration     Development       Total
----------------------------------------------------------------------------------------------------------------------------------
Oil and Gas
    Long Lake Acquisition                                       755               -                -               -         755
    United Kingdom                                              114               6              109             271         500
    Nigeria                                                     326               -               20               -         346
    Synthetic (mainly Long Lake) (1)                            366              78                1               -         445
    Canada                                                        -               2              188              73         263
    United States                                                94               -              111              12         217
    Yemen                                                         -               -                -              62          62
    Other Countries                                               -               -               30               2          32
Syncrude                                                          -               -                -              56          56
                                                      ----------------------------------------------------------------------------
                                                              1,655              86              459             476       2,676
Chemicals                                                       161               -                -               -         161
Energy Marketing, Corporate and Other                             -               -                -              37          37
                                                      ----------------------------------------------------------------------------
Total Capital                                                 1,816              86              459             513       2,874
                                                      ============================================================================
As a % of Total Capital                                          63%              3%              16%             18%        100%
                                                      --------------------------------=-------------------------------------------

(1)  Includes $223 million of capitalized start-up costs.

UNITED KINGDOM - NORTH SEA
Our Ettrick development in the North Sea produced first oil in mid August and we have tested the floating production, storage and offloading vessel (FPSO) up to its design rates. Field production will ramp-up as we commission the gas system. We have a 2008 discovery at Blackbird which could be a future tie-back to Ettrick. We operate both Ettrick and Blackbird, with a 79.73% working interest in each.

The Golden Eagle area has emerged as a significant development opportunity. We expect development of the area will be economic with oil prices as low as US$40/bbl and require standalone facilities due to its size. Project sanction is targeted for 2010. Appraisal activity continues and we have now drilled 13 wells in the area.

As we move into 2010, we are finalizing exploration plans to drill the North Uist prospect, west of the Shetland Islands and the Brand prospect in the Norwegian North Sea. These prospects have target sizes well above our typical North Sea target size.


OFFSHORE WEST AFRICA
Development of the Usan field on block OML 138, offshore Nigeria is fully underway. The field development plan includes a FPSO vessel with a storage capacity of two million barrels of oil. Development drilling is underway and the FPSO hull is under construction. The Usan field is expected to come on stream in 2012 and will ramp up to a peak production rate of 180,000 bbls/d (36,000 bbls/d net to us). Nexen has a 20% interest in exploration and development on this block and Total E&P Nigeria Limited is the operator.

Earlier this year, we completed drilling an exploration well in the southern portion of Oil Prospecting License (OPL) 223, offshore West Africa. The Owowo South B-1 well was drilled in a water depth of 670 metres and is located 20 kilometres northeast of the Usan field, currently under development. We expect to announce drilling results shortly.

Under the production sharing contract governing OPL 223, the Nigerian National Petroleum Corporation (NNPC) is concessionaire of the license, which is operated by Total Exploration & Production Nigeria Ltd. Nexen has an 18% interest in the well. As is typical in many jurisdictions, the Nigerian Government is reviewing its existing petroleum fiscal terms, the impact of which on our projects is not yet known.


SYNTHETIC
The turnaround at Long Lake is complete and we have resumed steaming our wells. Steam production is increasing. Bitumen production is back up to pre-turnaround rates of 10,000 to 12,000 bbls/d (gross) (6,500 to 7,800 bbls/d net to Nexen) and growing. The upgrader has recently restarted.


The turnaround activities focused on replacing valves, cleaning out the hot lime softeners and isolating the water treatment trains, and we performed a number of other planned maintenance activities to improve reliability and operability. These activities were successfully completed within the period of scheduled downtime. We also installed ESPs in a number of our SAGD wells. This will allow us to have better pressure control and ultimately reduce our overall steam-to-oil ratio ("SOR").

In addition, we recently completed the steam de-bottleneck project which will increase our SAGD steam production capacity to over 230,000 bbls/d. Start-up of the de-bottleneck project will proceed as required to support the SAGD ramp-up. We continue to expect a long-term SOR of 3.0 over the life of the project.

With respect to the Upgrader, we have now operated all units including the solvent de-asphalter and the thermal cracker. These units are necessary to achieve our target yield of approximately 80%. In addition, Syngas is being used in all SAGD operations. This allows us to decrease operating costs by reducing the requirement for purchased natural gas.

Phase 1 of our Long Lake project is designed to produce 72,000 bbls/d of gross bitumen, upgraded to approximately 60,000 bbls/d (39,000 bbls/d, net to us) of PSC(TM). We have a 65% interest in the project and the joint venture lands. We are the sole operator of the resource and the upgrader. We expect Long Lake will generate significant value with 40 years of production at a $10/bbl margin advantage.


CANADA - HORN RIVER SHALE GAS
Following the conclusion of our recent three-well drilling and completion program, we continue to make significant progress on our substantial Horn River shale gas position in north-east British Columbia. With five shale gas wells now on-stream, we are producing approximately 15 mmcf/d with the majority of production coming from the three new wells. These wells have a higher frac density than our earlier wells. Our land position here has the potential to support 500 to 700 wells.

Substantial cost savings and productivity improvements were realized with this drilling and completion program. We took advantage of improved equipment utilization, drilled longer wells, initiated more fracs per well and maintained an industry-leading frac pace of 26 fracs in 15 days while achieving a 100% success rate on our frac program.

We have approximately 88,000 acres in the Dilly Creek area of the Horn River basin with a 100% working interest. Further appraisal activity is required before our reserve estimates can be finalized and commerciality established.


UNITED STATES - GULF OF MEXICO
In late October, we started production from the Longhorn development. The field is expected to reach peak production of approximately 200 mmcf/d or 33,000 boe/d gross (50 mmcf/d or 8,000 boe/d, net to us) early next year. We have a 25% non-operated working interest in this project and ENI is the operator.

In the Gulf of Mexico, the arrival of the Ensco 8501 rig has allowed us to start drilling our Knotty Head appraisal well. The well spud earlier this month and we expect results in the second quarter of 2010. A second deep-water drilling rig is expected to arrive in mid 2010. This will allow us to start drilling more of our identified prospects.

In the Eastern Gulf, we recently spud the Appomattox prospect, which is located six miles west of our Vicksburg discovery. Drilling results are expected early next year. During the quarter, we completed drilling the Antietam prospect. The well encountered thick good quality sand, but was wet. We have a 25% interest in Vicksburg and a 20% interest in Appomattox and Shiloh, an earlier discovery. Shell operates all three discoveries.

FINANCIAL RESULTS

CHANGE IN NET INCOME

                                                                                                 2009 VS. 2008
                                                                                ------------------------------------------------
                                                                                   Three Months Ended       Nine Months Ended
                                                                                         September 30            September 30
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME AT SEPTEMBER 30, 2008                                                                  886                   1,896
                                                                                ------------------------------------------------
     Favorable (unfavorable) variances(1):

         Realized Commodity Prices
              Crude Oil                                                                          (581)                 (1,994)
              Natural Gas                                                                        (106)                   (266)
                                                                                ------------------------------------------------
                  Total Price Variance                                                           (687)                 (2,260)

         Production Volumes, After Royalties
              Crude Oil                                                                          (310)                   (379)
              Natural Gas                                                                          17                     (30)
              Changes in Crude Oil Inventory Pending Sale                                        (112)                   (114)
                                                                                ------------------------------------------------
                  Total Volume Variance                                                          (405)                   (523)

         Oil and Gas Operating Expense                                                              3                      15

         Oil and Gas Depreciation, Depletion, Amortization and Impairment
                                                                                                   38                     (63)

         Exploration Expense                                                                       23                      26

         Energy Marketing Revenue, Net                                                            130                     389

         Chemicals Contribution                                                                    24                      46

         General and Administrative Expense (2)                                                  (421)                   (215)

         Interest Expense                                                                         (68)                   (167)

         Current Income Taxes                                                                    (216)                    303
         Future Income Taxes                                                                      726                     980

         Other
              Decrease in Fair Value of Crude Oil Put Options                                     (32)                   (217)
              Other                                                                               121                      67
                                                                                ------------------------------------------------

NET INCOME AT SEPTEMBER 30, 2009                                                                  122                     277
                                                                                ================================================

(1)  All amounts are presented before provision for income taxes.
(2)  Includes stock-based compensation expense.


Significant variances in net income are explained further in the following sections.

OIL & GAS AND SYNCRUDE

PRODUCTION (BEFORE ROYALTIES) (1)
                                                                                  Three Months              Nine Months
                                                                               Ended September 30         Ended September 30
                                                                               2009          2008         2009          2008
------------------------------------------------------------------------------------------------------------------------------
Crude Oil and Liquids (mbbls/d)
   United Kingdom                                                              73.7         100.0         91.6         102.0
   Yemen                                                                       48.7          54.1         51.5          58.0
   Canada                                                                      14.2          16.0         14.9          16.2
   United States                                                                9.5           8.5         10.6          11.2
   Long Lake Bitumen (2)                                                        5.5           5.2          7.6           3.0
   Other Countries                                                              2.6           5.7          3.9           5.7
Syncrude (mbbls/d) (3)                                                         22.5          22.9         19.1          20.4
                                                                         -----------------------------------------------------
                                                                              176.7         212.4        199.2         216.5
                                                                         -----------------------------------------------------
Natural Gas (mmcf/d)
   United Kingdom                                                                17            17           18            19
   Canada                                                                       143           133          139           128
   United States                                                                 63            70           58            94
                                                                         -----------------------------------------------------
                                                                                223           220          215           241
                                                                         -----------------------------------------------------

Total Production (mboe/d)                                                       214           249          235           257
                                                                         =====================================================


PRODUCTION (AFTER ROYALTIES)
                                                                                  Three Months              Nine Months
                                                                               Ended September 30         Ended September 30
                                                                               2009          2008         2009          2008
------------------------------------------------------------------------------------------------------------------------------
Crude Oil and Liquids (mbbls/d)
   United Kingdom                                                              73.7         100.0         91.6         102.0
   Yemen                                                                       28.3          29.9         31.0          30.3
   Canada                                                                      10.9          12.0         11.6          12.3
   United States                                                                8.5           7.3          9.6           9.7
   Long Lake Bitumen (2)                                                        5.5           5.2          7.6           3.0
   Other Countries                                                              2.4           5.1          3.6           5.3
Syncrude (mbbls/d) (3)                                                         20.0          18.9         17.6          17.3
                                                                        -------------------------------------------------------
                                                                              149.3         178.4        172.6         179.9
                                                                        -------------------------------------------------------
Natural Gas (mmcf/d)
   United Kingdom                                                                17            17          17             19
   Canada                                                                       137           107         130            107
   United States                                                                 56            60          52             80
                                                                        -------------------------------------------------------
                                                                                210           184         199            206
                                                                        -------------------------------------------------------

Total Production (mboe/d)                                                       184           209         206            214
                                                                        =======================================================

(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Pre-operating revenues and costs associated with Long Lake bitumen are capitalized as development costs until we reach commercial operations.
(3)  Currently considered a mining operation for US reporting purposes.


LOWER VOLUMES DECREASED NET INCOME FOR THE QUARTER BY $405 MILLION
Production before royalties was 11% lower from the prior quarter and 14% lower from the third quarter of 2008. Our production was primarily lower due to previously announced planned turnarounds and maintenance activities at a number of our fields. At Buzzard, we were impacted by routine Forties pipeline maintenance. During this downtime, we installed the jackets for the fourth platform. At Scott/Telford, we completed a major turnaround which resulted in the field being shutdown for approximately five weeks. Elsewhere, a planned turnaround was completed late in the third quarter at Long Lake and in the Gulf of Mexico, maintenance activities at third-party hosted facilities impacted production from the Aspen and Wrigley fields. Lower volumes were partially offset by: i) first oil from Ettrick; ii) a step-out development well at Telford; iii) increased shale gas production at Horn River; and iv) higher production at Syncrude, following the completion of a turnaround in the first half of the year.

The following table summarizes our production volume changes since last quarter:

                                                                                               Before                After
(mboe/d)                                                                                    Royalties            Royalties
----------------------------------------------------------------------------------------------------------------------------
Production, second quarter 2009                                                                   240                  208
   Production changes:
       Syncrude                                                                                     8                    7
       Canada                                                                                       -                    1
       United Kingdom                                                                             (24)                 (24)
       Long Lake Bitumen                                                                           (4)                  (4)
       Yemen                                                                                       (3)                  (1)
       United States                                                                               (2)                  (2)
       Other                                                                                       (1)                  (1)
                                                                                  ------------------------------------------
Production, third quarter 2009                                                                    214                  184
                                                                                  ==========================================

Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

UNITED KINGDOM
Production volumes in the UK North Sea were approximately 25% lower as a result of previously announced downtime for maintenance and turnaround activity at Buzzard and Scott/Telford.

Our share of production from the Buzzard field averaged approximately 60,000 boe/d (138,000 boe/d gross) during the quarter. This was 32% lower than the previous quarter and 34% lower than the third quarter of 2008. The lower production was due to four weeks of planned downtime, scheduled to coincide with a six week slowdown of the Forties pipeline for routine maintenance. During the downtime, we successfully installed the jackets for the fourth platform and prepared the tie-ins. This platform will allow us to handle higher levels of hydrogen sulphide and maintain peak production until at least 2014. Buzzard production has since returned to full rates and is currently producing between 200,000 and 220,000 boe/d gross.

Production at Scott/Telford was 6% lower from the prior quarter as the platform was shut down for approximately five weeks for planned maintenance, coinciding with the Forties pipeline shutdown. Scott/Telford production increased 9% compared to the third quarter of 2008 primarily due to new production from a step-out development well at Telford. This well was completed in September and is tied back to our Scott platform. Production from our non-operated fields at Duart and Farragon averaged 1,700 boe/d for the quarter.

The Ettrick field began producing in mid August. Ettrick contributed 5,800 boe/d during the quarter and has been successfully produced at rates that allowed us to test the design capacity of the floating production, storage and offloading vessel (FPSO). In addition, we have a nearby discovery at Blackbird which could be a future tie-back to Ettrick, further enhancing the economics of this development.

YEMEN
Yemen production decreased 5% and 10% from the prior quarter and the third quarter of 2008, respectively. The decline is consistent with our expectations as the fields mature and as we drill fewer development wells. In the third quarter of 2009, we drilled one development well. Production declines are expected to continue as we focus on maximizing recovery of the remaining reserves.

CANADA
Production in Canada has remained flat. Slightly lower conventional production from our heavy oil properties was offset somewhat by increasing coalbed methane
(CBM) production. CBM production for the quarter averaged 52 mmcf/d, 7 mmcf/d higher than the same period in 2008 and consistent with the prior quarter.

We continue to make significant progress on our substantial Horn River shale gas position in north-east British Columbia. During the quarter, we concluded a three-well drilling and completion program. We now have five shale gas wells on-stream and are producing approximately 15 mmcf/d with the majority of production coming from the three new wells.

LONG LAKE
Bitumen production for the quarter averaged 5,500 boe/d (8,500 boe/d gross), down 3,800 boe/d from the prior quarter, while the facility sold approximately 3,200 boe/d (4,900 boe/d gross) of bitumen and 1,900 boe/d (2,900 boe/d gross) of premium synthetic crude (PSC(TM)).

Production volumes decreased as a result of water treatment issues and a previously announced turnaround in September. During the turnaround, we replaced valves, cleaned hot lime softeners, isolated water treatment trains and performed a number of other planned maintenance activities to improve reliability and operability. We installed ESPs in a number of our SAGD wells. With the turnaround complete we have resumed steaming the wells and bitumen volumes are back up to pre-turnaround levels of 10,000 to 12,000 bbls/d (gross) (6,500 to 7,800 bbls/d net to Nexen).

The last two major upgrader units, the solvent de-asphalter and thermal cracker, were successfully put into operation at the end of August. This allows us to transition from gasifying vacuum residue, which contains some lighter parts of the barrel, to gasifying asphaltenes, the heaviest part of the barrel. As a result, we expect our PSC(TM) yield to increase to our target yield of approximately 80%.

In addition, we recently completed the steam de-bottleneck project which will increase our SAGD steam production capacity to over 230,000 bbls/d. Start-up of the de-bottleneck project will proceed as required to support the SAGD ramp-up.

UNITED STATES
Gulf of Mexico production volumes were 10% lower than the prior quarter. In the deep water, maintenance activities at third-party hosted facilities impacted production from the Aspen and Wrigley fields. These declines were partially offset by producing for a full quarter on the shelf at Eugene Island 295, as production was brought back on stream at the end of June, following last year's hurricane damage.

Production volumes were 1% lower than the third quarter of 2008 as our Green Canyon 6, 50 and 137 deep-water fields remain shut-in following Hurricane Ike in 2008, which caused the destruction of the third-party processing platform. Production is expected to return in late 2010 or 2011, after reconstruction of the platform is completed. This decrease was substantially offset as Aspen production increased during the full quarter as compared to the same period last year when hurricane interruptions curtailed production. Aspen production is also higher as a result of additional water handling facilities being installed on the third-party platform earlier this year. At the end of the third quarter 2009, production in the Gulf of Mexico was approximately 22,000 boe/d.

Production from our non-operated Longhorn development has now started. The development is a four-well subsea tie-back to the Corral platform located 19 miles northwest of the field. The field is expected to reach peak production of approximately 200 mmcf/d or 33,000 boe/d gross (50 mmcf/d or 8,000 boe/d, net to us) early next year.

OTHER COUNTRIES
Our share of production from the Guando field in Colombia averaged 2,600 boe/d during the quarter, 1,000 boe/d lower than the prior quarter and 3,100 boe/d lower than the third quarter of 2008. The lower volumes reflect the reduced working interest of the Guando field effective in the second quarter of 2009. Under the terms of our license, our working interest in the Guando field decreased from 20% to 10% in May 2009 after cumulative production from the field reached 60 million barrels.

SYNCRUDE
Syncrude production was 51% higher than the previous quarter and 2% lower than the third quarter of 2008. Production volumes were higher than the previous quarter when we had; i) a scheduled turnaround on Coker 8-3; ii) maintenance on Coker 8-1; and iii) fewer shipments of synthetic crude as a result of outages on the Pembina pipeline. The higher production rates were partially offset by unscheduled maintenance on the Vacuum Distillation Unit in the third quarter.

COMMODITY PRICES
                                                                                   Three Months              Nine Months
                                                                                Ended September 30       Ended September 30
                                                                                2009          2008       2009          2008
----------------------------------------------------------------------------------------------------------------------------
CRUDE OIL
   Dated Brent (Brent) (US$/bbl)                                               68.27        114.78      57.16        111.02
   West Texas Intermediate (WTI) (US$/bbl)                                     68.30        117.98      57.00        113.29
                                                                         ---------------------------------------------------

   Benchmark Differentials (1) (US$/bbl)
         Heavy Oil                                                             10.39         17.74       9.10         20.55
         Mars                                                                   1.90          5.38       1.17          6.42
         Masila                                                                (0.54)         5.01       0.15          3.75

   Realized Prices from Producing Assets (Cdn$/bbl)
         United Kingdom                                                        73.15        114.89      63.78        108.21
         Yemen                                                                 76.31        115.92      65.22        110.46
         Canada                                                                59.88         97.91      50.10         85.69
         United States                                                         72.27        122.46      61.60        110.29
         Other Countries                                                       70.49        120.11      55.89        108.03
         Syncrude                                                              74.54        126.56      67.26        120.12

   Corporate Average (Cdn$/bbl)                                                72.95        115.56      63.15        108.36
                                                                         ---------------------------------------------------

NATURAL GAS
   New York Mercantile Exchange (US$/mmbtu)                                     3.44          8.95       3.91          9.73
   AECO (Cdn$/mcf)                                                              2.87          8.76       3.89          8.13
                                                                         ---------------------------------------------------

   Realized Prices from Producing Assets (Cdn$/mcf)
         United Kingdom                                                         2.64          7.53       4.04          7.11
         Canada                                                                 2.85          8.00       3.67          8.33
         United States                                                          3.56         10.14       4.59         10.28

   Corporate Average (Cdn$/mcf)                                                 3.04          8.65       3.96          9.03
                                                                         ---------------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                          63.00        106.22      56.89         99.64
                                                                         ---------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE - Canadian to US Dollar                         0.9108        0.9599     0.8546       0.9817
                                                                         ---------------------------------------------------

(1)  These differentials are a discount/(premium) to WTI.

LOWER COMMODITY PRICES REDUCED QUARTERLY NET INCOME BY $687 MILLION
Crude oil prices  strengthened  15% during the  quarter  with  Brent,  which the majority of our production is priced off, averaging US$68.27/bbl and WTI averaging US$68.30/bbl. However, crude prices were approximately 42% lower compared to the record prices in the third quarter last year. The impact of lower commodity prices from last year was mitigated somewhat by the strengthening US dollar. Our realized crude oil sales price averaged $72.95/bbl, 37% lower than the third quarter of 2008.

Natural gas prices continued to struggle during the quarter with NYMEX averaging US$3.44/mmbtu and AECO averaging $2.87/mcf. This was a decline of 10% and 17%, respectively from the previous quarter, and approximately 66% lower than last year. As most of our natural gas sales are priced based on NYMEX and AECO benchmark prices, these declines resulted in a realized average gas sales price of $3.04/mcf, 19% lower than the previous quarter and 65% lower than last year.

Compared to the third quarter of 2008, the US dollar strengthened against the Canadian dollar. As a result, our realized crude oil price increased by $3.73/bbl, while our realized natural gas price increased by $0.16/mcf. This increased our net sales by approximately $50 million. Compared to the previous quarter however, the US dollar weakened against the Canadian dollar, decreasing our net sales by approximately $62 million. This reduced our realized crude oil and natural gas prices by $4.57/bbl and $0.19/mcf, respectively.

CRUDE OIL REFERENCE PRICES
During the third quarter, WTI traded from a low of US$59.52/bbl to a high of US$74.37/bbl. The main drivers supporting recent increases in crude oil prices included a continuing rally in US equity markets, positive investment flows into commodity markets due to the weakening US dollar and a more optimistic outlook on the global economic recovery.

However, near-term supply/demand fundamentals have not improved as global inventory levels and spare capacity remain high and demand has been slow to recover. Economic indicators continue to be mixed and uncertainty remains about the shape of the recovery over the next few years. Most countries are expected to show positive third quarter growth, consumer confidence has increased, and industrial surveys show improvement. However, unemployment is expected to remain high, US mortgage default rates have continued to increase, and questions remain concerning the sustainability of future economic growth without support from government spending.

Geopolitical events during the quarter such as concerns over Iran's nuclear enrichment program, ongoing unrest in Iraq and Afghanistan and requests for stronger regulation of energy markets and futures trading appear to have had little impact on price.

CRUDE OIL DIFFERENTIALS
The heavy oil differential continued to be narrower than historic levels due to increasing North American heavy oil refinery capacity, cuts in medium crude oil production by OPEC, strong fuel oil prices and lower heavy oil supply from Mexico. Line-fill requirements for the Keystone pipeline in North America are expected to offset the impact of colder winter weather which has historically caused differentials to widen in the winter season.

The Brent/WTI differential was volatile during the quarter. Brent traded at a premium to WTI early in the third quarter due to depressed WTI pricing caused by high inventory levels at Cushing and reduced supply in the North Sea due to maintenance downtime. However, as US inventories decreased through the quarter, the differential reverted to a discount to WTI.

Higher Cushing inventory levels also contributed to the narrower Masila differential. The Masila price strengthened relative to Brent, reflecting strong demand from China and other Asian countries.

The Mars differential was narrow during July and August but widened in September as inventories fell at Cushing.

NATURAL GAS REFERENCE PRICES
NYMEX natural gas prices were volatile during the quarter. Relative to last year, low prices were driven by declines in industrial and power demand and high inventory levels as natural gas producers have been slow to respond to lower prices by reducing supply. Despite the fundamentals, prices strengthened during the quarter to a high of US$5/mmbtu at the end of September. Continuing weak gas prices are forecasted as strong supply additions are expected from shale gas, tight gas and new LNG volumes from Russia and the Middle East.

OPERATING EXPENSES

                                                                                   Three Months                Nine Months
                                                                                Ended September 30         Ended September 30
(Cdn$/boe)                                                                      2009          2008         2009          2008
------------------------------------------------------------------------------------------------------------------------------
Operating expenses based on our production before royalties (1)
   Conventional Oil and Gas                                                    11.56          8.75         9.41          8.38
   Synthetic Crude Oil
         Syncrude                                                              29.50         32.40        39.26         37.22
   Average Oil and Gas                                                         13.60         10.90        11.97         10.70
                                                                         -----------------------------------------------------

Operating expenses based on our production after royalties
   Conventional Oil and Gas                                                    13.45         10.38        10.90         10.09
   Synthetic Crude Oil
         Syncrude                                                              33.19         39.23        42.67         44.01
   Average Oil and Gas                                                         15.76         12.96        13.79         12.87
                                                                         -----------------------------------------------------

(1) Operating expenses per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.


LOWER OPERATING EXPENSES INCREASED NET INCOME FOR THE QUARTER BY $3 MILLION
Our corporate average oil and gas operating cost increased $2.70/boe compared to the third quarter of 2008. Changes in production mix due to various temporary shutdowns for maintenance during the quarter resulted in lower production volumes. However, we continued to incur fixed operating costs at the same time. The lower volumes and fixed operating costs increased our per unit costs by $1.62/boe. The stronger US dollar resulted in higher US-dollar denominated operating costs, increasing our corporate average by $0.60/boe.

In the UK North Sea, absolute operating costs at Buzzard decreased compared with the same period last year due to previously announced downtime. However, per unit operating costs were higher as additional costs were incurred for maintenance during the shut down, combined with lower production volumes. This increased our corporate average by $0.56/boe. At Scott/Telford, we similarly incurred higher operating costs per barrel due to planned maintenance downtime. This, combined with the start up of Ettrick where operating costs per barrel are higher than our corporate average, increased our corporate average by $0.22/boe.

In Yemen, we continue to incur costs to maintain existing well productivity to maximize reserve recoveries and slow the natural decline of the field. These costs, combined with production declines, increased our corporate average operating cost by $0.73/boe. In the US Gulf of Mexico, lower repair and maintenance costs and higher volumes reduced the consolidated average unit cost by $0.59/boe.

Canada reduced our corporate average by $0.11/boe from lower utility and downhole workover costs, while lower natural gas prices and maintenance costs at Syncrude decreased our corporate average by $0.33/boe.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                                                                  Three Months                Nine Months
                                                                               Ended September 30         Ended September 30
(Cdn$/boe)                                                                     2009          2008         2009          2008
----------------------------------------------------------------------------------------------------------------------------
DD&A based on our production before royalties (1)
   Conventional Oil and Gas                                                   19.14         16.08        18.71         15.05
   Synthetic Crude Oil
         Syncrude                                                              6.12          6.10         6.29          6.47
   Average Oil and Gas                                                        17.66         15.17        17.64         14.36
                                                                         ----------------------------------------------------

DD&A based on our production after royalties
   Conventional Oil and Gas                                                   22.26         19.08        21.67         18.13
   Synthetic Crude Oil
         Syncrude                                                              6.88          7.38         6.83          7.65
   Average Oil and Gas                                                        20.46         18.03        20.32         17.27
                                                                         ----------------------------------------------------

(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.


LOWER OIL AND GAS DD&A INCREASED NET INCOME FOR THE QUARTER BY $38 MILLION
Our corporate average DD&A cost per barrel increased $2.49/boe over last year. However, lower production as a result of maintenance and turnaround activity during the quarter reduced our absolute oil and gas DD&A expense by 11%. The stronger US dollar increased our corporate average by $1.09/boe as depletion of our international and US assets is denominated in US dollars.

Our production mix was impacted as a result of lower production caused by maintenance downtime in the UK North Sea and natural declines in Yemen. This change in production mix increased our overall corporate average by $0.51/boe.

In the UK North Sea, our Buzzard depletion rate decreased from the same period last year as successful development drilling increased our proved reserve estimates at the end of 2008. This lower depletion rate reduced our corporate average by $0.06/boe. Elsewhere in the UK, higher depletion rates at Ettrick and Scott/Telford increased our corporate average by $1.18/boe. The depletion rate at our mature Scott/Telford fields increased compared to last year as a result of downward price-related reserve revisions at the end of 2008.

Lower depletion rates in Yemen, due to lower capital expenditures from drilling fewer development wells and higher reserve estimates, reduced our corporate average by $1.23/boe. In the Gulf of Mexico, higher estimates for future abandonment costs and downward price-related reserve revisions at the end of 2008 resulted in higher depletion rates, increasing our corporate average rate by $0.31/boe.

Canadian depletion increased our corporate average by $0.69/boe. Depletion rates at our heavy oil properties were also up due to downward price-related revisions to our proved reserves at the end of 2008. This was partially offset by lower depletion rates at our CBM properties where additional proved reserves were recognized through improved recovery rates.

EXPLORATION EXPENSE

                                                                                  Three Months               Nine Months
                                                                               Ended September 30        Ended September 30
                                                                               2009          2008        2009          2008
-----------------------------------------------------------------------------------------------------------------------------
Seismic                                                                          16            38          59            72
Unsuccessful Drilling                                                            51            50          78           101
Other                                                                            22            24          82            72
                                                                         ----------------------------------------------------
Total Exploration Expense                                                        89           112         219           245
                                                                         ====================================================

New Growth Exploration                                                          129           126         459           446
Geological and Geophysical Costs                                                 16            38          59            72
                                                                         ----------------------------------------------------
Total Exploration Expenditures                                                  145           164         518           518
                                                                         ====================================================

Exploration Expense as a % of Exploration Expenditures                           61%           68%         42%           47%
                                                                         ----------------------------------------------------

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $23 MILLION Exploration expenditures were $19 million lower than the same period last year primarily due to lower seismic acquisition costs. During the quarter, we focused on: i) furthering our appraisal of the Golden Eagle area in the UK North Sea;
ii) investing in our shale gas exploration program at Dilly Creek; and iii) advancing our deep water exploration program in the Eastern Gulf of Mexico.

We have significant exploration success in the Golden Eagle area, which includes our 34% operated interest in Golden Eagle and Hobby, and our 46% operated interest in Pink. We have drilled three exploration and ten appraisal wells, with additional appraisal wells due in the fourth quarter. We are evaluating development options as we move towards project sanction.

We continue to make significant progress on our shale gas project in the Dilly Creek area of the Horn River basin in north-east British Columbia, where we have approximately 88,000 acres with a 100% working interest. During the quarter, we concluded a three-well fracing and completion program and now have five shale gas wells on stream. Substantial cost savings and productivity improvements were realized with this drilling and completion program.

In the Eastern Gulf of Mexico, we are currently drilling an exploratory well at Appomattox, about six miles west of our discovery at Vicksburg. The well was spud in September and drilling operations are ongoing. Elsewhere, we continue to evaluate drilling results from our Owowo South B-1 well, 20 kilometers northeast of the Usan field, offshore Nigeria.

Exploration expense was $23 million lower than the same period last year, mainly related to lower seismic acquisition costs. Our exploration expense includes costs to acquire seismic data in the Gulf of Mexico and North Sea.

Unsuccessful drilling expense during the quarter includes CBM drilling costs in Canada and an unsuccessful well in the Eastern Gulf of Mexico. We expensed costs of $20 million related to our CBM exploration activities in central Alberta on those properties where we have no future development plans. Our Antietam well in the Eastern Gulf of Mexico was drilled to a depth of 23,000 feet. The well encountered thick good quality sand, but was wet. The well was subsequently plugged and abandoned, and we expensed drilling costs of $31 million. In the third quarter of 2008, exploration expense included unsuccessful drilling costs of $26 million related to our Fredericksburg well in the US Gulf of Mexico and $6 million for our Yeoman well in the UK North Sea.

ENERGY MARKETING
                                                                                  Three Months               Nine Months
                                                                               Ended September 30        Ended September 30
                                                                               2009          2008        2009          2008
----------------------------------------------------------------------------------------------------------------------------
   Physical Sales (1)                                                         9,711        16,479      29,719        48,987
   Physical Purchases (1)                                                    (9,605)      (16,255)    (29,011)      (48,077)
   Net Financial Transactions (2)                                               117           239        (111)         (365)
   Change in Fair Market Value of Inventory                                     (35)         (314)         79          (164)
                                                                         ---------------------------------------------------
Marketing Revenue                                                               188           149         676           381
   Transportation Expense                                                      (145)         (197)       (473)         (536)
   Other                                                                          4             7           8            19
                                                                         ---------------------------------------------------
NET MARKETING REVENUE                                                            47           (41)        211          (136)
                                                                         ===================================================

CONTRIBUTION TO NET MARKETING REVENUE BY REGION
   North America                                                                 33           (53)        192          (131)
   Asia                                                                           4             2          22            10
   Europe                                                                        10            10          (3)          (15)
                                                                         ---------------------------------------------------
NET MARKETING REVENUE                                                            47           (41)        211          (136)
   DD&A                                                                         (14)           (4)        (21)          (11)
   General and Administrative                                                   (19)            4         (68)          (63)
   Allowance for Doubtful Receivables                                             4           (38)          4           (38)
                                                                         ---------------------------------------------------
MARKETING CONTRIBUTION TO INCOME BEFORE INCOME TAXES                             18           (79)        126          (248)
                                                                         ===================================================
NORTH AMERICA
   NATURAL GAS
   Physical Sales Volumes (3)  (bcf/d)                                          4.9           7.0         4.9           7.0
   Transportation Capacity (bcf/d)                                              1.5           2.1         1.5           2.1
   Storage Capacity (bcf)                                                      32.5          49.3        32.5          49.3
   Financial Volumes (4) (bcf/d)                                                8.7          12.5        11.4          19.2
   CRUDE OIL
   Physical Sales Volumes (3) (mbbls/d)                                         802           645         837           649
   Storage Capacity (mmbbls)                                                    3.1           3.2         3.1           3.2
   Financial Volumes (4) (mbbls/d)                                              699         1,454         796         1,429
   POWER
   Physical Sales Volumes (3) (GWh/d)                                            14             5           9             5
   Generation Capacity (MW)                                                      87            87          87            87

ASIA
   Physical Sales Volumes (3) (mbbls/d)                                          93            82          97           103
   Financial Volumes (4) (mbbls/d)                                              420           365         425           324

EUROPE
   NATURAL GAS
   Physical Sales Volumes (3)  (bcf/d)                                          1.2           1.1         1.2           1.2
   Storage Capacity (bcf)                                                       3.1           3.8         3.1           3.8
   CRUDE OIL
   Financial Volumes (4) (mbbls/d)                                              261           216         340           970
   POWER
   Physical Sales Volumes (3) (GWh/d)                                             6             6           6             5

VALUE-AT-RISK
   Quarter-end                                                                   13            27          13            27
   High                                                                          15            33          24            40
   Low                                                                           11            19          11            19
   Average                                                                       12            29          16            31
                                                                         ---------------------------------------------------

(1) Marketing's physical sales, physical purchases and net financial transactions are reported within marketing revenue as detailed in the notes to the unaudited consolidated financial statements.
(2) Net financial transactions include all gains and losses on financial derivatives and the unrealized portion of gains and losses on physical purchase and sale contracts.
(3) Excludes inter-segment transactions. Physical volumes represent amounts delivered during the quarter.
(4) Financial volumes represent amounts largely acquired to economically hedge physical transactions during the quarter.

HIGHER CONTRIBUTION FROM ENERGY MARKETING INCREASED NET INCOME BY $130 MILLION During the quarter, we initiated a strategic review of our energy marketing natural gas and power businesses. This review continues to align our marketing activities with our upstream oil and gas businesses. The review may include the sale of all or part of these businesses and is expected to continue into 2010. Data rooms are ready and numerous parties have expressed interest.

In the interim, our energy marketing team continues to focus on optimizing our physical marketing business with all groups contributing positive results in the quarter. In particular, positive returns generated by active asset optimization by the natural gas team more than offset the impact of narrowing transportation spreads. The global crude oil team continued to profit from the contango crude oil forward curve.

Our energy marketing results in 2009 are significantly improved over 2008. Last year, we incurred losses in our natural gas business, due to narrowing spreads between supply regions and consuming markets, and on certain physical basis contracts and losses on contracts used to protect the value of some of our physical capacity contracts. The losses were offset somewhat by gains from blending crude oil. Late in the year, the team began exiting positions and working to reduce trading levels and the overall size of our North American gas business.

Our results last year also included a $38 million provision for our exposure to Lehman Brothers who filed for bankruptcy protection in September 2008.

Our third quarter results were consistent relative to the second quarter. This was due to improved results from the global crude oil teams who profited from the contango curve offset by lower income from the North America gas team. The gas team recognized mark-to-market losses on derivatives that protect our storage and inventory assets, and losses on the value of inventory associated with lower prompt gas prices. We expect to see some recovery in the fourth quarter in the value of our physical assets as we move towards higher seasonal prices for winter.

Results from our energy marketing group vary by quarter and historical results are not necessarily indicative of results to be expected in future quarters. Quarterly marketing results depend on a variety of factors such as market volatility, changes in time and location spreads, the manner in which we use our storage and transportation assets and the change in value of the financial instruments we use to hedge these assets.

COMPOSITION OF NET MARKETING REVENUE
                                                                                  Three Months               Nine Months
                                                                               Ended September 30        Ended September 30
                                                                               2009          2008        2009          2008
----------------------------------------------------------------------------------------------------------------------------
Trading Activities (Physical and related Financial)                              43           (49)        201          (157)
Non-Trading Activities                                                            4             8          10            21
                                                                         ---------------------------------------------------
Total Net Marketing Revenue                                                      47           (41)        211          (136)
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

At September 30, 2009, the fair value of our derivative contracts in our energy marketing trading activities was a net liability of $7 million. These derivatives are used to economically hedge our physical storage and transportation contracts which cannot be carried at fair value until they are used. Below is a breakdown of the derivative fair value by valuation method and contract maturity.

                                                                                          MATURITY
------------------------------------------------------------------------------------------------------- -----------------------
                                                             less than                                  more than
                                                                1 year     1-3 years      4-5 years       5 years       Total
                                                             ------------------------------------------ -----------------------
   Level 1 - Actively Quoted Markets                              (106)          (54)           (20)            -        (180)
   Level 2 - Based on Other Observable Pricing Inputs               82            53              9             7         151
   Level 3 - Based on Unobservable Pricing Inputs                    4            17              1             -          22
                                                             ------------------------------------------ -----------------------
Total                                                              (20)           16            (10)            7          (7)
                                                             ========================================== =======================

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS
                                                                                                                        Total
------------------------------------------------------------------------------------------------------------------------------
Fair Value at December 31, 2008                                                                                            63
   Change in Fair Value of Contracts                                                                                      116
   Net Losses (Gains) on Contracts Closed                                                                                (186)
   Changes in Valuation Techniques and Assumptions (1)                                                                      -
                                                                                                              ----------------
Fair Value at September 30, 2009                                                                                           (7)
                                                                                                              ================

(1)  Our valuation methodology has been applied consistently in each period.

The fair values of our derivative contracts will be realized over time as the related contracts settle. Until then, the value of certain contracts will vary with forward commodity prices and price differentials. The average term of our derivative contracts is approximately 1.3 years. Those maturing beyond one year primarily relate to North American natural gas positions.


CHEMICALS

HIGHER CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $24 MILLION
Third quarter chemicals revenue experienced a decline in both chlor-alkali and chlorate sales in North America and Brazil. North America chlorate revenue decreased 4% from the same period last year, as a 12% reduction in sales volumes attributable to the global economic downturn was only partially offset by higher prices. North America chlor-alkali revenue decreased 11% over the same period due to a combination of lower volumes and weaker caustic prices. In Brazil, lower prices and sales volumes reduced chlorate and chlor-alkali revenues by 10% and 42%, respectively. Chlor-alkali revenues in Brazil were lower as a result of fewer sales of purchased product as this activity generates no gross margin.

Chemicals contribution increased from the same period last year as the stronger Canadian dollar at September 30, 2009 generated unrealized foreign exchange gains of $24 million on the Canexus US-dollar denominated debt. This was higher than the third quarter of 2008 when our chemicals operations recognized foreign exchange translation losses of $12 million.


CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)
                                                                                      Three Months             Nine Months
                                                                                   Ended September 30       Ended September 30
                                                                                     2009       2008          2009      2008
------------------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based Compensation                    118        100           329       286
Stock-Based Compensation (1)                                                           (5)      (408)           51      (121)
                                                                                ----------------------- ----------------------
Total General and Administrative Expense                                              113       (308)          380       165
                                                                                ======================= ======================

(1) Includes cash and non-cash expenses related to our tandem option and stock appreciation rights plans.

HIGHER G&A COSTS DECREASED NET INCOME BY $421 MILLION
Changes in our share price create volatility in our net income as we account for stock-based compensation using the intrinsic-value method. During the quarter, our share price decreased 4% and we reversed approximately $19 million of non-cash stock-based compensation expense that we had previously recognized. In the same period last year, our share price was lower by 39% resulting in a $410 million reversal of previously recognized stock-based compensation expense. Cash payments made in connection with our stock-based compensation programs during the three and nine month periods ended September 30, 2009 were $14 million and $28 million respectively (2008 - $2 million and $89 million, respectively).

INTEREST
                                                                                      Three Months             Nine Months
                                                                                   Ended September 30       Ended September 30
                                                                                     2009       2008          2009      2008
------------------------------------------------------------------------------------------------------------------------------
Interest                                                                              100         80           286       235
   Less: Capitalized                                                                  (16)       (64)          (60)     (176)
                                                                                ----------------------------------------------
Net Interest Expense                                                                   84         16           226        59
                                                                                ==============================================

Effective Interest Rate                                                              5.2%       6.1%         4.9%       4.6%
                                                                                ----------------------------------------------

HIGHER NET INTEREST EXPENSE REDUCED NET INCOME BY $68 MILLION
Our financing costs increased $20 million from the third quarter of 2008. In July 2009, we issued US$1 billion of long-term notes and additional interest in the quarter related to this debt was $13 million. In addition, the stronger US dollar increased our interest expense by $6 million. Interest expense on our term credit facilities was slightly higher than the third quarter of 2008, as additional borrowings were partially offset by lower interest rates on floating rate debt.

Capitalized interest on our Long Lake Project was $51 million lower than the previous year as construction of the facilities was completed earlier in the year. We also ceased capitalizing interest on Ettrick during the quarter. These decreases were partially offset by capitalizing additional interest on construction of the fourth platform at Buzzard and on our major development at Usan, offshore West Africa.

INCOME TAXES
                                                                                     Three Months              Nine Months
                                                                                   Ended September 30       Ended September 30
                                                                                     2009       2008          2009      2008
------------------------------------------------------------------------------------------------------------------------------
Current                                                                               190        (26)          514       817
Future                                                                                (81)       645          (397)      583
                                                                                ----------------------------------------------
Total Provision for Income Taxes                                                      109        619           117     1,400
                                                                                ==============================================

LOWER TAXES INCREASED NET INCOME BY $510 MILLION
Our provision for income taxes decreased $510 million as compared to the third quarter of 2008 due to lower commodity prices and production in 2009 and a significant reversal of stock-based compensation expense in 2008. In the third quarter of 2008, we completed an internal reorganization and financing of our North Sea assets which provided us with an additional one-time current tax reduction. Our income tax provision includes current taxes in the UK, Yemen, Norway, Colombia and the US.

OTHER
                                                                                     Three Months             Nine Months
                                                                                   Ended September 30       Ended September 30
                                                                                     2009       2008          2009      2008
------------------------------------------------------------------------------- ----------------------------------------------
Decrease in Fair Value of Crude Oil Put Options                                       (23)         9          (218)       (1)
                                                                                ----------------------------------------------

During the first quarter of 2008, we purchased put options on approximately 70,000 bbls/d of our 2009 crude oil production. These options establish a Dated Brent floor price of US$60/bbl, are settled annually and provide a base level of price protection without limiting our upside to higher prices. The put options were purchased for $14 million and are carried at fair value. During the third quarter of 2008, Lehman Brothers, one of the put option counterparties, filed for bankruptcy protection impacting 25,000 bbls/d of our 2009 put options. The carrying value of these put options has been reduced to nil. At September 30, 2009, the remaining options had a fair value of $12 million, $218 million lower than the end of 2008.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE
                                                                                            September 30         December 31
                                                                                                    2009                2008
-----------------------------------------------------------------------------------------------------------------------------
NET DEBT (1)
     Bank Debt                                                                                     1,847               1,448
     Public Senior Notes                                                                           5,064               4,582
                                                                                       --------------------------------------
       Total Senior Debt                                                                           6,911               6,030
     Subordinated Debt                                                                               518                 548
                                                                                       --------------------------------------
       Total Debt                                                                                  7,429               6,578
     Less: Cash and Cash Equivalents                                                              (1,897)             (2,003)
                                                                                       --------------------------------------
TOTAL NET DEBT                                                                                     5,532               4,575
                                                                                       ======================================

SHAREHOLDERS' EQUITY                                                                               7,401               7,191
                                                                                       ======================================

(1) Includes all of our borrowings and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.

During the quarter, we issued US$1 billion of senior notes with US$300 million maturing in 10 years and US$700 million maturing in 30 years. The issuance of the new debt increased the average term-to-maturity of our debt to 17 years. Proceeds from the debt issue were used to repay a portion of our outstanding term credit facilities as well as for general corporate purposes.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

                                                                                           Three Months         Nine Months
                                                                                                  Ended               Ended
                                                                                           September 30        September 30
                                                                                                   2009                2009
-----------------------------------------------------------------------------------------------------------------------------
Capital Investment                                                                                  655                2,119
Acquisition of Additional Working Interest at Long Lake                                               -                  755
Cash Flow from Operating Activities (1)                                                            (461)              (1,359)
                                                                                       --------------------------------------
   Deficiency                                                                                       194                1,515

Dividends on Common Shares                                                                           26                   78
Issue of Common Shares                                                                              (12)                 (42)
Changes in Restricted Cash                                                                          (93)                 154
Foreign Exchange Translation of US-dollar Debt and Cash                                            (470)                (797)
Other                                                                                                (2)                  49
                                                                                       --------------------------------------
Increase (Decrease) in Net Debt                                                                    (357)                 957
                                                                                       ======================================

(1) Includes changes in non-cash working capital. For the three months ended September 30, $113 million was included as a source of cash flow and for the nine months ended September 30, $193 million was included as a source of cash flow.

Our net debt decreased from June 30, 2009 primarily as a result of the Canadian dollar strengthening relative to the US dollar. This impact was partially offset as our quarterly capital investment exceeded our cash flow from operating activities by $194 million. Our available liquidity at September 30, 2009 was approximately US$3.3 billion, comprised of cash on hand and undrawn credit facilities. Operating cash flows in the oil and gas industry can be volatile as short-term commodity prices are driven by existing supply and demand fundamentals and market volatility. We invest through the lows of the current commodity market to create future growth and value for our shareholders for the long-term. Changes in our non-cash working capital can vary between quarters as our energy marketing net working capital position fluctuates depending on timing of settlement of outstanding positions, the movement in commodity prices and inventory cycles.

CHANGE IN WORKING CAPITAL
                                                                         September 30       December 31           Increase/
                                                                                 2009              2008          (Decrease)
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                                       1,897             2,003               (106)
Restricted Cash                                                                   216               103                113
Accounts Receivable                                                             2,877             3,163               (286)
Inventories and Supplies                                                          590               484                106
Accounts Payable and Accrued Liabilities                                       (3,358)           (3,326)               (32)
Other                                                                              92                76                 16
                                                                      ------------------------------------------------------
Net Working Capital                                                             2,314             2,503
                                                                      ===================================

Accounts receivable in our energy marketing group decreased since year end as we reduced our trading activity to focus on supporting our core physical business as a producer/marketer. Commodity inventory increased since 2008 as our trading inventory is carried at fair value and was higher than year end as a result of stronger crude oil prices.

At September 30, 2009, our restricted cash consists of margin deposits of $216 million (December 31, 2008 - $103 million) related to exchange-traded derivative financial contracts used by our energy marketing group to hedge physical commodities, and storage, transportation and customer sales contracts. We are required to maintain margin for net out-of-the-money derivative financial contracts. The increase in margin primarily relates to derivative financial contracts protecting our natural gas positions. Our physical positions gained in value in a declining gas price environment while the derivative financial contracts protecting these positions declined in value. Additional margin was required to cover the increase in the net out-of-the-money derivative financial contracts.

OUTLOOK FOR REMAINDER OF 2009

Following the completion of turnaround and maintenance activity in the third quarter and the start up of new production, we are currently producing approximately 275,000 boe/d. With production ramping up at Ettrick, Longhorn and Long Lake, we expect fourth quarter production volumes will remain strong.

Our future liquidity and ability to fund capital requirements generally depends upon operating cash flows, existing working capital, unused committed credit facilities, and our ability to access debt and equity markets. Given the long cycle time of some of our development projects and volatile commodity prices, it is not unusual in any year for capital expenditures to exceed our cash flow. Changes in commodity prices, particularly crude oil as it represents over 85% of our current production, can impact our operating cash flows. We use short-term contracts to sell the majority of our oil and gas production, exposing us to short-term price movements. A US$1/bbl change in WTI above US$60/bbl is projected to increase or decrease our cash flow from operating activities, after cash taxes, by approximately $13 million for the remainder of 2009. Our exposure to a $0.01 change in the US to Canadian dollar exchange rate is projected to increase or decrease our cash flow by approximately $9 million for the remainder of 2009. While commodity prices can fluctuate significantly in the short term, we believe that over the longer term, commodity prices will continue to strengthen as a result of growth in world demand and delays or shortages in supply growth. We believe that our existing liquidity, balance sheet capacity and capital investment flexibility provides us with the ability to fund our obligations during periods of lower commodity prices.

We have incurred approximately 80% of our 2009 planned capital expenditures to date and also acquired an additional 15% working interest in Long Lake. During the quarter, our capital was concentrated on developing our Usan project offshore Nigeria, appraising the Golden Eagle/Hobby area, advancing work on the fourth platform at Buzzard, bringing our Ettrick and Longhorn developments on stream, and on progressing our Horn River shale gas play in northeastern British Columbia.

During the first nine months of 2009, lower commodity prices reduced our cash flow from operating activities relative to the same period last year. Over the same period, we have invested approximately $2.1 billion in capital projects and another $755 million to acquire an additional 15% in the Long Lake Project. As our capital expenditures exceeded our cash flow from operating activities, we drew upon our available liquidity and issued US$1 billion of long-term debt. We currently have approximately $1.9 billion of cash and cash equivalents on hand and as well as significant undrawn committed credit facilities available. At September 30, 2009, we had unsecured term credit facilities of US$3.1 billion in place that are available until 2012, of which US$1.5 billion was drawn and US$398 million was used to support outstanding letters of credit. We also have approximately $493 million of undrawn, uncommitted, unsecured credit facilities, of which $119 million was used to support outstanding letters of credit. The average length-to-maturity of our public debt is approximately 17 years.

In the third quarter, our board of directors declared a quarterly common share dividend of $0.05 per share.

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

NEW ACCOUNTING PRONOUNCEMENTS


CANADIAN PRONOUNCEMENTS
All  Canadian  publicly  accountable  enterprises  will  be  required  to  adopt
International Financial Reporting Standards (IFRS) for interim and annual reporting purposes for fiscal years beginning on or after January 1, 2011. We have set up a project team to manage this transition and to ensure successful implementation within the required timeframe.

We are currently assessing the impact of adopting IFRS on our results of operations, financial position, disclosures and financial systems. We have completed our diagnostic phase and are in the midst of the implementation phase. To date, we determined that the majority of our existing oil and gas accounting policies are acceptable under current IFRS standards. IFRS does not prescribe specific accounting guidance for extractive industries such as oil and gas, other than for costs associated with the exploration and evaluation phase. Our detailed analysis has identified differences that will impact certain aspects of our accounting for property, plant and equipment, asset retirement obligations, and long-term asset impairments. We expect to complete the implementation phase early in 2010. We are also currently evaluating the impact of exemptions and exceptions available to first-time IFRS adopters which give relief from retrospective application of IFRS. We continue to monitor changes to IFRS standards prior to adoption in 2011. Training sessions have been ongoing throughout the company and will continue into 2010.

At this time, we cannot quantify the impact that the adoption of IFRS will have on our future results of operations or future financial position. Additional disclosure of the key elements of our plan and progress on the project will be provided as we move towards the changeover date.


US PRONOUNCEMENTS
In December 2008, the Financial Accounting Standards Board (FASB) issued EMPLOYERS DISCLOSURES ABOUT POSTRETIREMENT BENEFIT PLAN ASSETS. This position provides guidance on disclosures about plan assets of a defined benefit pension plan or other postretirement plans. This position is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of this statement to materially impact our results of operations or financial position.

In June 2009, FASB issued AMENDMENTS TO CONSOLIDATION OF VARIABLE INTEREST ENTITIES. It retains the scope of the previous guidance with the addition of entities previously considered qualifying special-purpose entities and eliminates the previous quantitative approach for a qualitative analysis in determining whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. The Statement is further amended to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures about an enterprise's involvement in a variable interest entity. The Statement is effective at the beginning the first annual reporting period after November 15, 2009. We do not expect the adoption of this statement to have a material impact on our results of operations or financial position.

EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS

                                                    2007  |                 2008                   |          2009
----------------------------------------------------------|----------------------------------------|-----------------------------
(Cdn$ millions, except per share amounts)            Dec  |    Mar       Jun      Sep        Dec   |     Mar       Jun       Sep
----------------------------------------------------------|----------------------------------------|-----------------------------
Net Sales                                          1,598     1,870     2,071    2,213      1,270       1,048     1,200     1,097

Net Income (Loss)                                    194       630       380      886       (181)        135        20       122

Earnings (Loss) Per Common Share ($/share)
     Basic                                          0.37      1.19      0.72     1.68      (0.35)       0.26      0.04      0.23
     Diluted                                        0.36      1.17      0.70     1.66      (0.35)       0.26      0.04      0.23
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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to normal market risks inherent in the oil and gas, energy marketing and chemicals business, including commodity price risk, foreign-currency exchange rate risk, interest rate risk and credit risk. We recognize these risks and manage our operations to minimize our exposures to the extent practical. These are addressed in the unaudited consolidated financial statements.


Most of our credit exposures are with counterparties in the energy industry, including integrated oil companies, crude oil refiners and utilities and are subject to normal industry credit risk.

At September 30, 2009:

o    over 93% of our credit exposures were investment grade;
o approximately 74% of our credit exposures were with integrated oil companies, crude oil refiners and marketers, and large utilities; and
o only one counterparty individually made up more than 10% of our credit exposure. This counterparty is a major integrated oil company with a strong investment grade credit rating.


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


CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control over financial reporting during the first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


Item 1.  Legal Proceedings

Information in response to this item is included in Part I, Item 1 in Note 16 "Commitments, Contingencies and Guarantees" and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.


Item 6.     Exhibits

4.58 Second Supplemental Indenture dated July 30, 2009 between the Registrant and Deutsche Bank Trust Company Americas pertaining to the issuance of US$300 million, 6.20% senior notes due 2019 and the issuance of US$700 million, 7.50% senior notes due 2039 (incorporated by reference to Exhibit 4.2 to Form 8-K dated July 30,
            2009).

10.58 Pricing Agreement dated July 27, 2009 among the Registrant and Banc of America Securities LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., and HSBC Securities (USA) Inc. as Underwriters (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 30, 2009).

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2009.


                                          NEXEN INC.


                                          /s/ Marvin F. Romanow
                                          ---------------------
                                          Marvin F. Romanow
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Brendon T. Muller
                                          ---------------------
                                          Brendon T. Muller
                                          Controller
                                          (Principal Accounting Officer)