Form 10-Q
period 2010-03-31
NEXEN INC
filed 2010-04-30
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

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

                  Yes      X                No
                     ---------------          ----------------

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                  Yes                       No
                     ---------------          ----------------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer  X   Accelerated filer     Non-Accelerated filer
                          ----                   ---                       ---

                  Smaller reporting company
                                            ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes                       No       X
                     ---------------          ----------------

On March 31, 2010, there were 524,046,867 common shares issued and outstanding.

                                   NEXEN INC.
                                      INDEX

PART I       FINANCIAL INFORMATION                                          PAGE

    Item 1.  Unaudited Consolidated Financial Statements ..... ................3
    Item 2.  Management's Discussion and Analysis of Financial
             Conditionand Results of Operations (MD&A) .......................29
    Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......50
    Item 4.  Controls and Procedures .........................................51
PART II      OTHER INFORMATION
    Item 1.  Legal Proceedings ...............................................52
    Item 6.  Exhibits ........................................................52

This report should be read in conjunction with our 2009 Annual Report on Form 10-K (2009 Form 10-K) and with our current reports on Forms 10-Q and 8-K filed or furnished during the year.

SPECIAL NOTE TO CANADIAN INVESTORS

Nexen is a US Securities and Exchange Commission (SEC) registrant and a Form 10-K and related forms filer. Therefore, our reserves estimates and securities regulatory disclosures generally follow SEC requirements. In 2004, certain Canadian regulatory authorities adopted NATIONAL INSTRUMENT 51-101 - STANDARDS OF DISCLOSURE FOR OIL AND GAS ACTIVITIES (NI 51-101) which prescribe that Canadian companies follow certain standards for the preparation and disclosure of reserves and related information. We have been granted certain exemptions from NI 51-101. Please refer to the SPECIAL NOTE TO CANADIAN INVESTORS on page 97 of our 2009 Form 10-K.

UNLESS WE INDICATE OTHERWISE, ALL DOLLAR AMOUNTS ($) ARE IN CANADIAN DOLLARS, AND OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES ARE PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WHERE APPROPRIATE, INFORMATION ON AN AFTER-ROYALTIES BASIS IS ALSO PRESENTED.

Below is a list of terms specific to the oil and gas industry. They are used throughout this Form 10-Q.

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

On March 31, 2010, the noon-day exchange rate was US$0.9846 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            Page
Unaudited Consolidated Statement of Income
for the Three Months Ended March 31, 2010 and 2009............................4

Unaudited Consolidated Balance Sheet
as at March 31, 2010 and December 31, 2009....................................5

Unaudited Consolidated Statement of Cash Flows
for the Three Months Ended March 31, 2010 and 2009............................6

Unaudited Consolidated Statement of Equity
for the Three Months Ended March 31, 2010 and 2009............................7

Unaudited Consolidated Statement of Comprehensive Income
for the Three Months Ended March 31, 2010 and 2009............................8

Notes to Unaudited Consolidated Financial Statements..........................9

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions, except per share amounts)                  2010         2009
----------------------------------------------------  ------------- -----------
REVENUES AND OTHER INCOME
   Net Sales                                                1,501        1,048
   Marketing and Other (Note 14)                              151          257
                                                      ------------- -----------
                                                            1,652        1,305
                                                      ------------- -----------
EXPENSES
   Operating                                                  422          305
   Depreciation, Depletion,
      Amortization and Impairment                             388          409
   Transportation and Other                                   202          201
   General and Administrative                                 118          100
   Exploration                                                 93           53
   Interest (Note 9)                                           80           68
                                                      ------------- -----------
                                                            1,303        1,136
                                                      ------------- -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                      349          169
                                                     ------------- -----------

PROVISION FOR (RECOVERY OF) INCOME TAXES
   Current                                                     259          118
   Future                                                     (100)         (87)
                                                      ------------- -----------
                                                               159           31
                                                      ------------- -----------

NET INCOME                                                    190          138
   Less: Net Income Attributable
      to Canexus Non-Controlling Interests                      5            3
                                                     ------------- -------------

NET INCOME ATTRIBUTABLE TO NEXEN INC.                         185          135
                                                     ============= =============

EARNINGS PER COMMON SHARE ($/share) (Note 15)
   Basic                                                     0.35          0.26
                                                     ============= =============
   Diluted                                                   0.35          0.26
                                                     ============= =============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

                                                      March 31  December 31
(Cdn$ millions, except share amounts)                  2010         2009
------------------------------------------------- ------------- ----------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                          1,997            1,700
      Restricted Cash                                      178              198
      Accounts Receivable (Note 2)                       2,635            2,788
      Inventories and Supplies (Note 3)                    574              680
      Other                                                102              185
                                                  ------------- ----------------
         Total Current Assets                            5,486            5,551
                                                  ------------- ----------------

   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation,
        Depletion, Amortization and Impairment
        of $10,931 (December 31, 2009 - $10,807)        15,381           15,492
   GOODWILL                                                330              339
   FUTURE INCOME TAX ASSETS                              1,238            1,148
   DEFERRED CHARGES AND OTHER ASSETS (Note 5)              328              370
                                                  ------------- ----------------
TOTAL ASSETS                                            22,763           22,900
                                                  ============= ================

LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable and Accrued
          Liabilities (Note 8)                           3,084            3,038
      Accrued Interest Payable                              77               89
      Dividends Payable                                     26               26
                                                  ------------- ----------------
         Total Current Liabilities                       3,187            3,153
                                                  ------------- ----------------

   LONG-TERM DEBT (Note 9)                               7,054            7,251
   FUTURE INCOME TAX LIABILITIES                         2,804            2,811
   ASSET RETIREMENT OBLIGATIONS (Note 11)                  932            1,018
   DEFERRED CREDITS AND OTHER LIABILITIES
     (Note 12)                                             959            1,021

EQUITY
   Nexen Inc. Shareholders' Equity
      Common Shares, no par value
         Authorized:  Unlimited
         Outstanding: 2010 - 524,046,867 shares
                      2009 - 522,915,843 shares          1,076            1,049
      Contributed Surplus                                    -                1
      Retained Earnings                                  6,881            6,722
      Accumulated Other Comprehensive Loss                (201)            (190)
                                                  ------------- ----------------
   Total Nexen Inc. Shareholders' Equity                 7,756            7,582
      Canexus Non-Controlling Interests                     71               64
                                                  ------------- ----------------
   TOTAL EQUITY                                          7,827            7,646
   COMMITMENTS, CONTINGENCIES AND
      GUARANTEES (Note 16)
                                                  ------------- ----------------
TOTAL LIABILITIES AND EQUITY                            22,763           22,900
                                                  ============= ================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions)                                             2010            2009
-------------------------------------------------- ------------- ---------------
OPERATING ACTIVITIES
   Net Income                                               190             138
   Charges and Credits to Income not
      Involving Cash (Note 17)                              265             319
   Exploration Expense                                       93              53
   Changes in Non-Cash Working Capital (Note 17)            256             420
   Other                                                     (6)           (141)
                                                   ------------- ---------------
                                                            798             789

FINANCING ACTIVITIES
   Proceeds from (Repayment of) Term Credit
      Facilities, Net                                         -           1,011
   Proceeds from (Repayment of) Canexus Term
      Credit Facilities, Net                                 22              10
   Dividends Paid on Common Shares                          (26)            (26)
   Distributions Paid to Canexus
      Non-Controlling Interests                              (4)             (4)
   Issue of Common Shares and Exercise of
      Tandem Options for Shares                              25              23
                                                   ------------- ---------------
                                                             17           1,014

INVESTING ACTIVITIES
   Capital Expenditures
       Exploration and Development                         (492)           (702)
       Proved Property Acquisitions                           -            (757)
       Energy Marketing, Chemicals, Corporate
          and Other                                         (64)            (45)
   Proceeds on Disposition of Assets                         15              14
   Changes in Non-Cash Working Capital (Note 17)             88              19
   Changes in Restricted Cash                                15            (314)
   Other                                                     (3)             (2)
                                                   ------------- ---------------
                                                           (441)         (1,787)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                         (77)             35
                                                   ------------- ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                       297              51

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           1,700           2,003
                                                   ------------- ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD (1)             1,997           2,054
                                                   ============= ===============

(1) Cash and cash equivalents at March 31, 2010 consist of cash of $257 million and short-term investments of $1,740 million (March 31, 2009 - cash of $182 million and short-term investments of $1,872 million).

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions)                                            2010           2009
------------------------------------------------- ------------- ----------------
COMMON SHARES, Beginning of Period                       1,049              981
      Issue of Common Shares                                24               23
      Exercise of Tandem Options for Shares                  1                -
      Accrued Liability Relating to Tandem
         Options Exercised for Common Shares                 2                -
                                                  ------------- ----------------
   Balance at End of Period                              1,076            1,004
                                                  ============= ================

CONTRIBUTED SURPLUS, Beginning of Period                     1                2
   Exercise of Tandem Options                               (1)               -
                                                  ------------- ----------------
   Balance at End of Period                                  -                2
                                                  ============= ================

RETAINED EARNINGS, Beginning of Period                   6,722           6,290
      Net Income Attributable to Nexen Inc.                185             135
      Dividends Paid on Common Shares (Note 13)            (26)            (26)
                                                  ------------- ----------------
   Balance at End of Period                              6,881           6,399
                                                  ============= ================

ACCUMULATED OTHER COMPREHENSIVE LOSS,
   Beginning of Period                                    (190)            (134)
      Other Comprehensive Income (Loss)
         Attributable to Nexen Inc.                        (11)               6
                                                  ------------- ----------------
   Balance at End of Period (1)                           (201)            (128)
                                                  ============= ================

(1)  Comprised of unrealized foreign currency translation adjustment.

CANEXUS NON-CONTROLLING INTERESTS, Beginning
   of Period                                                64               52
      Net Income Attributable to
         Non-Controlling Interests                           6                3
      Distributions Paid to Non-Controlling Interests       (4)              (4)
      Issue of Partnership Units to
         Non-Controlling Interests                           5                1
                                                  ------------- ----------------
   Balance at End of Period                                 71               52
                                                  ============= ================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions)                                              2010         2009
------------------------------------------------------- ---------- -------------
NET INCOME ATTRIBUTABLE TO NEXEN INC.                         185          135
   Other Comprehensive Income (Loss), Net of
      Income Taxes:
      Foreign Currency Translation Adjustment
         Net Gains (Losses) on Investment in
            Self-Sustaining Foreign Operations               (147)         174
         Net Gains (Losses) on Foreign-Denominated
            Debt Hedges of Self-Sustaining
            Foreign Operations (1)                            136         (168)
                                                        ---------- -------------
      Other Comprehensive Income (Loss)
         Attributable to Nexen Inc.                           (11)           6
                                                        ---------- -------------
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXEN INC.               174          141
                                                        ========== =============

(1) Net of income tax expense for the three months ended March 31, 2010 of $20 million (2009 - $24 million recovery).

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions, except as noted

1.   ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 20. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at March 31, 2010 and December 31, 2009 and the results of our operations and our cash flows for the three months ended March 31, 2010 and 2009.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates on an ongoing basis, including those related to accruals, litigation, environmental and asset retirement obligations, recoverability of assets, income taxes, fair values of derivative assets and liabilities, capital adequacy and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2010. As at April 26, 2010, there are no material subsequent events requiring additional disclosure in or amendment to these financial statements.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2009 Form 10-K. The accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2009 Form 10-K.

CHANGES IN ACCOUNTING POLICIES

Oil and Gas Reserve Estimates
On January 6, 2010, the Financial Accounting Standards Board issued guidance for OIL AND GAS RESERVE ESTIMATION AND DISCLOSURE, which is effective for years ended December 31, 2009. The guidance expands the definition of oil and gas producing activities to: i) include unconventional sources such as oil sands;
ii) change the price used in reserve estimation from the year-end price to the simple average of the first-day-of-the-month price for the previous 12 months, and iii) require disclosures for geographic areas that represent 15% or more of proved reserves.

We follow the successful efforts method of accounting for our oil and gas activities, which use the estimated proved reserves we believe are recoverable from our oil and gas properties. Specifically, reserves estimates are used to calculate our unit-of-production depletion rates and to assess, when necessary, our oil and gas assets for impairment. Adoption of these amendments changed our estimate of reserves used to calculate depletion in 2010. As a result of the amendments, depletion expense for the three months ended March 31, 2010 increased by $14 million, net income decreased by $9 million, and earnings per common share decreased by $0.02/share.

2.   ACCOUNTS RECEIVABLE

                                                         March 31   December 31
                                                             2010          2009
--------------------------------------------------- -------------- -------------
Trade
   Energy Marketing                                         1,385         1,410
   Energy Marketing Derivative Contracts (Note 6)             267           466
   Oil and Gas                                                867           823
   Chemicals and Other                                         46            44
                                                    -------------- -------------
                                                            2,565         2,743
Non-Trade                                                     123            99
                                                    -------------- -------------
                                                            2,688         2,842
Allowance for Doubtful Receivables                            (53)          (54)
                                                    -------------- -------------
Total                                                       2,635         2,788
                                                    ============== =============

3.   INVENTORIES AND SUPPLIES

                                                        March 31     December 31
                                                          2010           2009
--------------------------------------------------    -----------    -----------
Finished Products
   Energy Marketing                                          442            548
   Oil and Gas                                                25             25
   Chemicals and Other                                        12             12
                                                      -----------    -----------

                                                             479            585
Work in Process                                               10              7
Field Supplies                                                85             88
                                                      -----------    -----------
 Total                                                       574            680
                                                      ===========    ===========

4.   SUSPENDED EXPLORATION WELL COSTS

The following table shows the changes in capitalized exploratory well costs during the three months ended March 31, 2010 and the year ended December 31, 2009, and does not include amounts that were initially capitalized and subsequently expensed in the same period. Suspended exploration well costs are included in property, plant and equipment.

                                                Three Months Ended  Year Ended
                                                     March 31       December 31
                                                      2010             2009
------------------------------------------------ ---------------   -------------
Beginning of Period                                         794             518
   Exploratory Well Costs Capitalized Pending
       the Determination of Proved Reserves                 146             396
   Capitalized Exploratory Well Costs Charged
       to Expense                                            (2)            (56)
   Transfers to Wells, Facilities and Equipment
       Based on Determination of Proved Reserves               -            (21)
   Effects of Foreign Exchange Rate Changes                 (14)            (43)
                                                 ---------------   -------------
End of Period                                               924             794
                                                 ===============   =============

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling.

                                                          March 31  December 31
                                                           2010         2009
----------------------------------------------------- ------------- ------------
Capitalized for a Period of One Year or Less                   425          383
Capitalized for a Period of Greater than One Year              499          411
                                                      ------------- ------------
Total                                                          924          794
                                                      ============= ============

Number of Projects that have Exploratory Well Costs
   Capitalized for a Period Greater than One Year               13           12
                                                      ------------- ------------

As at March 31, 2010, we have exploratory costs that have been capitalized for more than one year relating to our interests in eight exploratory blocks in the North Sea ($174 million), certain coalbed methane and shale gas exploratory activities in Canada ($194 million), two exploratory blocks in the Gulf of Mexico ($113 million), and our interest in an exploratory block offshore Nigeria ($18 million). These costs relate to projects with successful exploration wells for which we have not been able to recognize proved reserves. We are assessing all of these wells and projects, and are working with our partners to prepare development plans, drill additional appraisal wells or otherwise assess commercial viability.

Aging of Suspended
Exploration Wells Greater   United                United
than One Year              Kingdom     Canada     States    Nigeria     Total
------------------------- ---------- ---------- ---------- ---------- ----------
1-3 years                       119        194         42          -        355
4-5 years                        55          -         71          -        126
Greater than 5 years              -          -          -         18         18
                          ---------- ---------- ---------- ---------- ----------
Total                           174        194        113         18        499
                          ========== ========== ========== =========+ ==========

5.   DEFERRED CHARGES AND OTHER ASSETS

                                                       March 31     December 31
                                                        2010            2009
-------------------------------------------------- --------------- -------------
Long-Term Energy Marketing Derivative
   Contracts (Note 6)                                       200             225
Crude Oil Put Options and Natural Gas
   Swaps (Note 6)                                             -               4
Defined Benefit Pension Assets                               56              60
Long-Term Capital Prepayments                                23              27
Other                                                        49              54
                                                   --------------- -------------
Total                                                       328             370
                                                   =============== =============

6.   FINANCIAL INSTRUMENTS

Financial instruments carried at fair value on our balance sheet include cash and cash equivalents, restricted cash and derivatives used for trading and non-trading purposes. Our other financial instruments, including accounts receivable, accounts payable, accrued interest payable, dividends payable, short-term borrowings and long-term debt, are carried at cost or amortized cost. The carrying values of our short-term receivables and payables approximate their fair value because the instruments are near maturity.

In our energy marketing group, we enter into contracts to purchase and sell crude oil, natural gas and other energy commodities, and use derivative contracts, including futures, forwards, swaps and options, for hedging and trading purposes (collectively derivatives). We also use derivatives to manage commodity price risk and foreign currency risk for non-trading purposes. We categorize our derivative instruments as trading or non-trading activities and carry the instruments at fair value on our balance sheet. The derivatives section below details our derivatives and fair values as at March 31, 2010. The fair values are included with accounts receivable or payable and are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in marketing and other income. Related amounts posted as margin for exchange traded positions are recorded in restricted cash.

We carry our long-term debt at amortized cost using the effective interest rate method. At March 31, 2010, the estimated fair value of our long-term debt was $7,337 million (December 31, 2009 - $7,594 million) as compared to the carrying value of $7,054 million (December 31, 2009 - $7,251 million). The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

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

                                                          March 31  December 31
                                                              2010         2009
------------------------------------------------------- ----------- ------------
  Commodity Contracts                                          267          463
  Foreign Exchange Contracts                                     -            3
                                                        ----------- ------------
   Accounts Receivable (Note 2)                                267          466
                                                        ----------- ------------

  Commodity Contracts                                          200          225
                                                        ----------- ------------
   Deferred Charges and Other Assets (Note 5)(1)               200          225
                                                        ----------- ------------

Total Trading Derivative Assets                                467          691
                                                        =========== ============

  Commodity Contracts                                          212          410
  Foreign Exchange Contracts                                    13           46
                                                        ----------- ------------
   Accounts Payable and Accrued Liabilities (Note 8)           225          456
                                                        ----------- ------------

  Commodity Contracts                                          198          212
  Foreign Exchange Contracts                                     1            -
                                                        ----------- ------------
   Deferred Credits and Other Liabilities (Note 12)            199          212
                                                        ----------- ------------

Total Trading Derivative Liabilities                           424          668
                                                        =========== ============

Total Net Trading Derivative Contracts                          43           23
                                                        =========== ============

(1) These derivative contracts settle beyond 12 months and are considered non-current; once settlement is within 12 months, they are included in accounts receivable or accounts payable.

Excluding the impact of netting arrangements, the fair value of derivative instruments is as follows:

                                                     March 31      December 31
                                                      2010             2009
--------------------------------------------- ---------------- ----------------
Current Trading Assets                                  2,116            2,625
Non-Current Trading Assets                                613              716
                                              ---------------- ----------------
  Total Trading Derivative Assets                       2,729            3,341
                                              ================ ================

Current Trading Liabilities                             2,074            2,615
Non-Current Trading Liabilities                           612              703
                                              ---------------- ----------------
  Total Trading Derivative Liabilities                  2,686            3,318
                                              ================ ================

                                              ---------------- ----------------
Total Net Trading Derivative Contracts                     43               23
                                              ================ ================

Trading revenues generated by our energy marketing group include gains and losses on derivative instruments and non-derivative instruments such as physical inventory. During the three months ended March 31, 2010 and 2009, the following trading revenues were recognized in marketing and other income:

                                                   Three Months Ended March 31
                                                      2010            2009
----------------------------------------------- ---------------- ---------------
Commodity                                                    91             270
Foreign Exchange                                             (5)             (3)
                                                ---------------- ---------------
  Marketing Revenue                                          86             267
                                                ================ ===============

As an energy marketer, we may undertake several transactions during a period to execute a single sale of physical product. Each transaction may be represented by one or more derivative instruments including a physical buy, physical sell, and in many cases, numerous financial instruments for economic hedging and trading purposes. The absolute notional volumes associated with our derivative instrument transactions for the three months ended March 31, 2010 and 2009, are as follows:

                                                     Three Months Ended March 31
                                                            2010           2009
------------------------------------------------- --------------- --------------
Natural Gas                            bcf/d                15.2           28.6
Crude Oil                           mmbbls/d                 3.3            3.8
Power                                  GWh/d               280.8          212.3
Foreign Exchange                US$ millions                 787            378
Foreign Exchange               Euro millions                  53            153
                                                  --------------- --------------

(b)  DERIVATIVE CONTRACTS RELATED TO NON-TRADING ACTIVITIES

The fair value and carrying amounts of derivative instruments related to non-trading activities are as follows:

                                                          March 31  December 31
                                                              2010        2009
----------------------------------------------------- ------------- -----------
Accounts Receivable                                              1          13
Deferred Charges and Other Assets (Note 5) (1)                   -           4
                                                      ------------- -----------
  Total Non-Trading Derivative Assets                            1          17
                                                      ============= ===========

Accounts Payable and Accrued Liabilities (Note 8)               20          26
                                                      ------------- -----------
  Total Non-Trading Derivative Liabilities                      20          26
                                                      ============= ===========
  Total Net Non-Trading Derivative Assets (2)                  (19)         (9)
                                                      ============= ===========

(1) These derivative contracts settle beyond 12 months and are considered non-current.

(2) The net fair value of these derivatives is equal to the gross fair value before consideration of netting arrangements and collateral posted or received with counterparties.

CRUDE OIL PUT OPTIONS
In 2009, we purchased put options on 90,000 bbls/d of our 2010 crude oil production for $39 million. These options establish a WTI floor price of US$50/bbl on these volumes and provide a base level of price protection without limiting our upside to higher prices. Options on 60,000 bbls/d settle monthly, while the remaining options settle annually. These options are recorded at fair value throughout their term. As a result, changes in forward crude oil prices create gains or losses on these options at each period end. At March 31, 2010, higher crude oil prices reduced the fair value of the options to approximately $1 million, and we recorded a fair value loss during the period of $16 million in marketing and other income.

                                                                                Three Months Ended March 31, 2010
                                                                                --------------------------------
                                          Notional                   Average          Fair          Change in
                                           Volumes        Term     Floor Price        Value         Fair Value
------------------------------------- -------------- ---------- --------------- -------------- -----------------
                                          (bbls/d)      (US$/bbl)
WTI Crude Oil Put Options (monthly)         60,000        2010              50            1                (12)
WTI Crude Oil Put Options (annual)          30,000        2010              50            -                 (4)
                                                                                -------------- -----------------
                                                                                          1                (16)
                                                                                ============== =================

FIXED-PRICE NATURAL GAS CONTRACTS AND NATURAL GAS SWAPS
We have fixed-price natural gas sales contracts and offsetting natural gas swaps that are not part of our trading activities. These sales contracts and swaps are carried at fair value and are classified as current based on their anticipated settlement date. Any change in fair value is included in marketing and other income.

                                                                               Three Months Ended March 31, 2010
                                                                               ----------------------------------
                                          Notional                    Average        Fair           Change in
                                           Volumes       Term           Price        Value         Fair Value
------------------------------------ -------------- ---------- --------------- ---------------- -----------------
                                            (Gj/d)                     ($/Gj)
Fixed-Price Natural Gas Contracts           15,514       2010            2.28               (4)               (7)
Natural Gas Swaps                           15,514       2010            7.60              (16)                7
                                                                               ---------------- -----------------
                                                                                           (20)                -
                                                                               ================ =================

(c)  FAIR VALUE OF DERIVATIVES

Our processes for estimating and classifying the fair value of our derivative contracts are consistent with those in place at December 31, 2009. The following table includes our derivatives carried at fair value for our trading and non-trading activities as at March 31, 2010. Financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Net Derivatives at March 31, 2010       Level 1   Level 2   Level 3      Total
-------------------------------------- --------- --------- --------- ----------
  Commodity Contracts                      (156)      175        38         57
  Foreign Exchange Contracts                  -       (14)        -        (14)
                                       --------- --------- --------- ----------
Trading Derivatives                        (156)      161        38         43
Non-Trading Derivatives                       -       (19)        -        (19)
                                       --------- --------- --------- ----------
Total                                      (156)      142        38         24
                                       ========= ========= ========= ==========

A reconciliation of changes in the fair value of our derivatives classified as Level 3 for the three months ended March 31, 2010 is provided below:

                                                                        Level 3
---------------------------------------------------------------- ---------------
Beginning of Period                                                          42
  Realized and Unrealized Gains (Losses)                                      7
  Purchases                                                                   -
  Settlements                                                               (11)
  Transfers Into Level 3                                                      -
  Transfers Out of Level 3                                                    -
                                                                 ---------------
End of Period                                                                38
                                                                 ===============

Unsettled gains relating to instruments still
  held as of March 31, 2010                                                   7
                                                                 ===============

Items classified in Level 3 are generally economically hedged such that gains or losses on positions classified in Level 3 are often offset by gains or losses on positions classified in Level 1 or 2. Transfers into or out of Level 3 represent existing assets and liabilities that were either previously categorized as a higher level for which the inputs became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Fair values of instruments in Level 3 are determined using broker quotes, pricing services and internally-developed inputs. We performed a sensitivity analysis of inputs used to calculate the fair value of Level 3 instruments. Using reasonably possible alternative assumptions, the fair value of Level 3 instruments would change by $13 million (December 31, 2009 - $12 million).

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

The following market risk discussion focuses on the commodity price risk and foreign currency risk related to our financial instruments as our exposure to interest rate risk is immaterial, given that the majority of our debt is fixed rate.

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

Our energy marketing business is focused on providing services to our customers and suppliers to meet their energy commodity needs. We market and trade physical energy commodities in selected regions of the world, including crude oil, natural gas, electricity and other commodities. We do this by buying and selling physical commodities, by acquiring and holding rights to physical transportation and storage assets for these commodities, and by building strong relationships with our customers and suppliers.

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

Our risk management activities include prescribed capital limits and the use of tools such as Value-at-Risk (VaR) and stress testing consistent with the methodology used at December 31, 2009. Our period end, high, low and average VaR amounts for the three months ended March 31, 2010 and the year ended December 31, 2009, are as follows:
                                          Three Months Ended    Year Ended
                                               March 31        December 31
Value-at-Risk                                   2010               2009
--------------------------------------- -------------------- ------------------
Period End                                               13                 11
High                                                     15                 24
Low                                                       9                  9
Average                                                  12                 15
                                        -------------------- ------------------

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

We designate most of our US-dollar borrowings as a hedge against our US-dollar net investment in self-sustaining foreign operations. The foreign exchange gains or losses related to the effective portion of our designated US-dollar debt are included in accumulated other comprehensive income in shareholders' equity. Our net investment in self-sustaining foreign operations and our designated US-dollar debt at March 31, 2010 and December 31, 2009 are as follows:

                                                        March 31     December 31
(US$ millions)                                            2010            2009
---------------------------------------------------- ------------- -------------
Net Investment in Self-Sustaining Foreign Operations      4,523           4,492
Designated US-Dollar Debt                                 4,523           4,492
                                                     ------------- -------------

For the three month period ended March 31, 2010, the ineffective portion of our US-dollar debt resulted in a net foreign exchange gain of $21 million ($19 million, net of income tax expense) and is included in marketing and other income. A one cent change in the US dollar to Canadian dollar exchange rate would increase or decrease our accumulated other comprehensive income by approximately $45 million, net of income tax, and would increase or decrease our net income by approximately $6 million, net of income tax.

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

(b)  CREDIT RISK

Credit risk affects our oil, gas and chemicals operations, and our trading and non-trading derivative activities, and is the risk of loss if counterparties do not fulfill their contractual obligations. Most of our credit exposure is with counterparties in the energy industry, including integrated oil companies, refiners and utilities, and are subject to normal industry credit risk.
Approximately 70% of our exposure is with these large energy companies. This concentration of risk within the energy industry is reduced because of our broad base of domestic and international counterparties. Our processes to manage this risk are consistent with those in place at December 31, 2009.

At March 31, 2010, only two counterparties individually made up more than 10% of our credit exposure. These counterparties are major integrated oil companies with a strong investment grade credit rating. No other counterparties made up more than 5% of our credit exposure. The following table illustrates the composition of credit exposure by credit rating.

                                                      March 31     December 31
CREDIT RATING                                           2010          2009
------------------------------------------------- --------------- -------------
A or higher                                                  67%             67%
BBB                                                          25%             26%
Non-Investment Grade                                          8%              7%
                                                  --------------- -------------
TOTAL                                                       100%            100%
                                                  =============== =============

Our maximum counterparty credit exposure at the balance sheet date consists primarily of the carrying amounts on non-derivative financial assets such as cash and cash equivalents, restricted cash, accounts receivable, as well as the fair value of derivative financial assets. We provided an allowance of $53 million for credit risk with our counterparties. In addition, we incorporate the credit risk associated with counterparty default, as well as Nexen's own credit risk, into our estimates of fair value.

Collateral received from customers at March 31, 2010 includes $1 million of cash and $319 million of letters of credit. The cash received is included in accounts payable and accrued liabilities.

(c)  LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We require liquidity specifically to fund capital requirements, satisfy financial obligations as they come due, and to operate our energy marketing business. We generally rely on operating cash flows to provide liquidity and we also maintain significant undrawn committed credit facilities. At March 31, 2010, we had approximately $3.6 billion of cash and available committed lines of credit. This includes $2 billion of cash and cash equivalents on hand and undrawn term credit facilities of $1.6 billion, of which $391 million was supporting letters of credit at March 31, 2010. These facilities are available until 2012 unless extended. We also have about $466 million of undrawn, uncommitted credit facilities, of which $116 million was supporting letters of credit at March 31, 2010.

The following table details the contractual maturities for our non-derivative financial liabilities, including both the principal and interest cash flows at March 31, 2010:

                                          Less than                    More than
                                   Total   1 Year   1-3 Years 4-5 Years  5 Years
------------------------------ ---------- -------- ---------- --------- --------
Long-Term Debt                     7,144        -      1,771       854    4,519
Interest on Long-Term Debt (1)     7,724      350        700       658    6,016
                               ---------- -------- ---------- --------- --------
Total                             14,868      350      2,471     1,512   10,535
                               ========== ======== ========== ========= ========

(1)  Excludes  interest  on  term  credit  facilities  of $1.5  billion  (US$1.5 billion) and Canexus term credit facilities of $247 million (US$244 million) as the amounts drawn on the facilities fluctuate. Based on amounts drawn at March 31, 2010 and existing variable interest rates, we would be required to pay $18 million per year until the outstanding amounts on the term credit facilities are repaid.

The following table details contractual maturities for our derivative financial liabilities. The balance sheet amounts for derivative financial liabilities included below are not materially different from the contractual amounts due on maturity.

                                       Less than                      More than
                                 Total   1 Year  1-3 Years  4-5 Years  5 Years
-------------------------------- ----- --------- ---------- --------- ----------
Trading Derivatives (Note 6)      424       225        173        26          -
Non-Trading Derivatives (Note 6)   20        20         -         -           -
                                 ----- --------- ---------- --------- ----------
Total                             444       245        173        26          -
                                 ===== ========= ========== ========= ==========

The commercial agreements our energy marketing group enter into often include financial assurance provisions that allow us and our counterparties to effectively manage credit risk. The agreements normally require collateral to be posted if an adverse credit-related event occurs, such as a drop in credit ratings to non-investment grade. Based on contracts in place and commodity prices at March 31, 2010, we could be required to post collateral of up to $1,016 million if we were downgraded to non-investment grade. These obligations are reflected on our balance sheet. The posting of collateral secures the payment of such amounts. In the event of a ratings downgrade, we have trading inventories and receivables that can be quickly monetized as well as undrawn credit facilities.

At March 31, 2010, collateral posted with counterparties includes $5 million of cash and $299 million of letters of credit related to our trading activities. Cash posted is included with our accounts receivable. Cash collateral is not normally applied to contract settlement. Once a contract has been settled, the collateral amounts are refunded. If there is a default, the cash is retained. Our exchange-traded derivative contracts are also subject to margin requirements. We have margin deposits of $178 million (December 31, 2009 - $198 million), which have been included in restricted cash.

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                      March 31     December 31
                                                       2010           2009
-------------------------------------------------- ------------- ---------------
Energy Marketing Payables                                 1,422           1,366
Energy Marketing Derivative Contracts (Note 6)              225             456
Accrued Payables                                            615             619
Trade Payables                                              245             210
Income Taxes Payable                                        233             179
Stock-Based Compensation                                     68              72
Other                                                       276             136
                                                   ------------- ---------------
Total                                                     3,084           3,038
                                                   ============= ===============

9.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

                                                        March 31    December 31
                                                          2010          2009
----------------------------------------------------- ------------- ------------
Canexus Term Credit Facilities, due 2012
   (US$244 million drawn) (a)                                  247          233
Term Credit Facilities, due 2012
   (US$1.5 billion drawn) (b)                                1,523        1,570
Canexus Notes, due 2013 (US$50 million)                         51           52
Notes, due 2013 (US$500 million)                               508          523
Canexus Convertible Debentures, due 2014                        41           46
Notes, due 2015 (US$250 million)                               254          262
Notes, due 2017 (US$250 million)                               254          262
Notes, due 2019 (US$300 million)                               305          314
Notes, due 2028 (US$200 million)                               203          209
Notes, due 2032 (US$500 million)                               508          523
Notes, due 2035 (US$790 million)                               802          827
Notes, due 2037 (US$1,250 million)                           1,270        1,308
Notes, due 2039 (US$700 million)                               711          733
Subordinated Debentures, due 2043
   (US$460 million)                                            467          481
                                                      ------------- ------------
                                                             7,144        7,343
Unamortized Debt Issue Costs                                   (90)         (92)
                                                      ------------- ------------
Total                                                        7,054        7,251
                                                      ============= ============

(a)  CANEXUS TERM CREDIT FACILITIES

Canexus has $450 million (US$444 million) of committed, secured term credit facilities available until 2012. At March 31, 2010, $247 million (US$244 million) was drawn on these facilities (December 31, 2009 - $233 million (US$223 million)). Borrowings are available as Canadian bankers' acceptances,
LIBOR-based loans, Canadian prime rate loans or US-dollar base rate loans. Interest is payable monthly at floating rates. The term credit facilities are secured by a floating charge debenture over all of Canexus' assets. The credit facility also contains covenants with respect to certain financial ratios of Canexus. The weighted-average interest rate on the Canexus term credit facilities was 1.5% for the three months ended March 31, 2010 (three months ended March 31, 2009 - 2.7%).

(b)  TERM CREDIT FACILITIES

We have unsecured term credit facilities of $3.1 billion (US$3.1 billion) available until 2012. At March 31, 2010, $1.5 billion (US$1.5 billion) was drawn on these facilities (December 31, 2009 - $1.6 billion (US$1.5 billion)). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable at floating rates. The weighted-average interest rate on our term credit facilities was 0.9% for the three months ended March 31, 2010 (three months ended March 31, 2009 - 1.1%). At March 31, 2010, $391 million (US$385 million) of these facilities were utilized to support outstanding letters of credit (December 31, 2009 - $407 million (US$389 million)).

(c)  INTEREST EXPENSE

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                         2010       2009
-------------------------------------------------   ------------- -------------
Long-Term Debt                                                94            89
Other                                                          4             5
                                                    ------------- -------------
Total                                                         98            94
   Less: Capitalized                                         (18)          (26)
                                                    ------------- -------------
Total                                                         80            68
                                                    ============= =============

Capitalized interest relates to and is included as part of the cost of our oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

(d)  SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $466 million (US$459 million), none of which were drawn at March 31, 2010 (December 31, 2009
- nil). We utilized $116 million (US$114 million) of these facilities to support outstanding letters of credit at March 31, 2010 (December 31, 2009 - $86 million (US$82 million)). Interest is payable at floating rates.

10.  CAPITAL MANAGEMENT

Our objectives and processes for managing our capital structure are consistent with those in place at December 31, 2009. Our capital consists of equity, short-term borrowings, long-term debt and cash and cash equivalents as follows:

                                                      March 31     December 31
                                                        2010           2009
------------------------------------------------- --------------- --------------
NET DEBT (1)
  Long-Term Debt                                           7,054          7,251
     Less: Cash and Cash Equivalents                      (1,997)        (1,700)
                                                  --------------- --------------
Total                                                      5,057          5,551
                                                  =============== ==============

EQUITY (2)                                                 7,827          7,646
                                                  =============== ==============

(1) Includes all of our borrowings and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.
(2)  Equity is the historical issue of equity and accumulated retained earnings.

We monitor the leverage in our capital structure by reviewing the ratio of net debt to adjusted cash flow (cash flow from operating activities before changes in non-cash working capital and other) and interest coverage ratios at various commodity prices. Net debt and adjusted cash flow are non-GAAP measures that are unlikely to be comparable to similar measures presented by others. We calculate net debt using the GAAP measures of long-term debt and short-term borrowings less cash and cash equivalents (excluding restricted cash).

We use the ratio of net debt to adjusted cash flow as a key indicator of our leverage and to monitor the strength of our balance sheet. For the twelve months ended March 31, 2010, the net debt to adjusted cash flow was 2.2 times compared to 2.5 times at December 31, 2009. While we typically expect the target ratio to fluctuate between 1.0 and 2.0 times under normalized commodity prices, this can be higher or lower depending on commodity price volatility, when we are in the investment cycle, or when we identify strategic opportunities requiring additional investment. Whenever we exceed our target ratio, we assess whether we need to develop a strategy to reduce our leverage and lower this ratio back to target levels over time.

Our interest coverage ratio monitors our ability to fund the interest requirements associated with our debt. Our interest coverage increased from 8.5 times at the end of 2009 to 8.9 times at March 31, 2010. Interest coverage is calculated by dividing our adjusted EBITDA by interest expense before capitalized interest. Adjusted EBITDA is a non-GAAP measure that is calculated using net income excluding interest expense, provision for income taxes, exploration expenses, DD&A, impairment and other non-cash expenses. The calculation of adjusted EBITDA is set out in the following table and is unlikely to be comparable to similar measures presented by others.

                                                   Twelve Months   Year Ended
                                                   Ended March 31  December 31
                                                       2010           2009
-------------------------------------------------- ------------- ------------
Net Income Attributable to Nexen Inc.                       586          536
  Add:
     Interest Expense                                       324          312
     Provision for Income Taxes                             388          260
     Depreciation, Depletion, Amortization
       and Impairment                                     1,781        1,802
     Exploration Expense                                    342          302
     Recovery of Non-Cash Stock-Based Compensation          (11)         (10)
     Change in Fair Value of Crude Oil Put Options          251          251
     Other Non-Cash Expenses                               (153)        (136)
                                                   ------------- ------------
Adjusted EBITDA                                           3,508        3,317
                                                   ============= ============

11.  ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our Property, Plant & Equipment (PP&E) are as follows:

                                                     Three Months    Year Ended
                                                    Ended March 31   December 31
                                                         2010           2009
--------------------------------------------------- -------------- -------------
Balance at Beginning of Period                              1,053         1,059
  Obligations Incurred with Development Activities              7            27
  Obligations Settled                                         (11)          (42)
  Accretion Expense                                            17            70
  Revisions to Estimates                                      (32)           13
  Effects of Changes in Foreign Exchange Rate                 (38)          (74)
                                                    -------------- -------------
Balance at End of Period (1), (2)                             996         1,053
                                                    ============== =============

(1) Obligations due within 12 months of $64 million (December 31, 2009 - $35 million) have been included in accounts payable and accrued liabilities.

(2) Obligations relating to our oil and gas activities amount to $962 million (December 31, 2009 - $1,002 million) and obligations relating to our chemicals business amount to $34 million (December 31, 2009 - $51 million).

Our total estimated undiscounted inflated asset retirement obligations amount to $2,261 million (December 31, 2009 - $2,341 million). We discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted, risk-free rate of 5.9%. Approximately $298 million included in our asset retirement obligations is expected to be settled over the next five years. The remaining obligations settle beyond five years and are expected to be funded by future cash flows from our operations.

12.  DEFERRED CREDITS AND OTHER LIABILITIES

                                                          March 31  December 31
                                                              2010         2009
------------------------------------------------------- ----------- ------------
Deferred Tax Credit                                            460          503
Long-Term Energy Marketing Derivative Contracts (Note 6)       199          212
Defined Benefit Pension Obligations                             75           76
Capital Lease Obligations                                       60           61
Deferred Transportation Revenue                                 52           55
Other                                                          113          114
                                                        ----------- ------------
Total                                                          959        1,021
                                                        =========== ============

13.  SHAREHOLDERS' EQUITY

DIVIDENDS

Dividends per common share for the three months ended March 31, 2010 were $0.05 per common share (2009 - $0.05). Dividends paid to holders of common shares have been designated as "eligible dividends" for Canadian tax purposes.

14.  MARKETING AND OTHER INCOME
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                         2010          2009
---------------------------------------------------- ------------ -------------
Marketing Revenue, Net                                        86           267
Long Lake Purchased Bitumen Sales                             28             -
Change in Fair Value of Crude Oil Put Options                (16)          (16)
Interest                                                       4             2
Foreign Exchange Gains                                        34            19
Other                                                         15           (15)
                                                     ------------ -------------
Total                                                        151           257
                                                     ============ =============

15.  EARNINGS PER COMMON SHARE
We calculate basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. We calculate diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

                                                     Three Months Ended March 31
                                                     ---------------------------
(millions of shares)                                         2010         2009
---------------------------------------------------- ------------- -------------
Weighted-average number of common shares outstanding        523.6         520.2
Shares issuable pursuant to tandem options                    6.3           7.6
Shares notionally purchased from proceeds of
   tandem options                                            (4.8)         (5.1)
                                                     ------------- -------------
Weighted-average number of diluted common shares
   outstanding                                               525.1        522.7
                                                     ============= =============

In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2010, we excluded 16,476,455 tandem options, because their exercise price was greater than the average common share market price in the period. In calculating the weighted-average number of diluted common shares outstanding for the three months ended March 31, 2009, we excluded 4,103,560 tandem options, because their exercise price was greater than the average common share market price in the period. During the periods presented, outstanding tandem options were the only potential dilutive instruments.

16.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

As described in Note 15 to the Audited Consolidated Financial Statements included in our 2009 Form 10-K, there are a number of lawsuits and claims pending, the ultimate results of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We continue to believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations.

During the quarter, we sold our European gas and power marketing business. We agreed to maintain our parental guarantees to the existing counterparties until the purchaser is able to replace them. The guarantees expire at the earlier of the purchaser replacing the guarantees and July 25, 2010. We are obligated to perform under the guarantees only if the purchaser does not meet its obligations to the counterparties. Our total exposure is $275 million for which the purchaser has provided us with an indemnity and a letter of credit from a highly rated financial institution.

17.  CASH FLOWS

(a)  CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                           2010        2009
---------------------------------------------------- -------------- ------------
Depreciation, Depletion, Amortization and Impairment           388          409
Stock-Based Compensation                                        (1)           -
Loss (Gains) on Disposition of Assets                            3           (7)
Recovery of Future Income Taxes                               (100)         (87)
Change in Fair Value of Crude Oil Put Options                   16           16
Foreign Exchange                                               (41)         (13)
Other                                                            -            1
                                                     -------------- ------------
Total                                                          265          319
                                                     ============== ============

(b)  CHANGES IN NON-CASH WORKING CAPITAL

                                                     Three Months Ended March 31
                                                          2010          2009
---------------------------------------------------- -------------- ------------
   Accounts Receivable                                        (218)         298
   Inventories and Supplies                                    113          (49)
   Other Current Assets                                         73           (8)
   Accounts Payable and Accrued Liabilities                    385          185
   Other Current Liabilities                                    (9)          13
                                                     -------------- ------------
Total                                                          344          439
                                                     ============== ============

Relating to:
   Operating Activities                                        256          420
   Investing Activities                                         88           19
                                                     -------------- ------------
Total                                                          344          439
                                                     ============== ============
(c)      OTHER CASH FLOW INFORMATION

                                                     Three Months Ended March 31
                                                          2010          2009
--------------------------------------------------- -------------- -------------
Interest Paid                                                 103            81
Income Taxes Paid                                             207            34
                                                    -------------- -------------

Cash flow from other operating activities includes cash outflows related to geological and geophysical expenditures of $12 million for the three months ended March 31, 2010 (2009 - $12 million).

18.  SUBSEQUENT EVENTS

In April 2010, we substantially completed negotiations for the sale of our North American natural gas marketing business subject to finalizing documentation and customary closing conditions. We expect to sign the agreement in the second quarter and close the sale in the third quarter. The sale is expected to be cash neutral and we expect to recognize a non-cash loss on the sale of between $250 and $290 million. This loss primarily relates to the transfer of long-term natural gas physical transportation commitments that are less valuable with increased gas supplies that reduce the need for transport services. Although volatile on a quarterly basis, we have had success with our marketing business over the last 10 years generating about $800 million of cash.

19.  OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Energy Marketing and Chemicals in various geographic locations as described in Note 20 to the Audited Consolidated Financial Statements included in our 2009 Form 10-K.

THREE MONTHS ENDED MARCH 31, 2010


                                                                                            Energy             Corporate
                                                       Oil and Gas                        Marketing  Chemicals  and Other    Total
----------------------------- ----------------------------------------------------------- ---------- ---------- ----------- --------
                           United                        United              Other
                            Kingdom   Canada   Syncrude  States    Yemen    Countries(1)
                          ---------- --------- -------- --------- --------- -----------
Net Sales                      755      180        134       113       182         15           9         113          -      1,501
Marketing and Other              5       28          1         -         5          -          83           7          22(2)    151
                         ---------- ---------  -------- --------- --------- ----------  ----------  ---------- -----------  --------
Total Revenues                 760       208       135       113       187         15          92         120          22     1,652

Less: Expenses
  Operating                     77       134        67        22        41          1          10         70            -       422
  Depreciation, Depletion,
   Amortization and
     Impairment                168        80        13        64        35          2           5          11          10       388
  Transportation and Other      (1)       56         7         2         3          -         123          12           -       202
  General and
  Administrative (3)            13        16         -        11         1          8          21           8          40       118
  Exploration                   24         7         -        16         -         46(4)        -           -           -        93
  Interest                       -         -         -         -         -          -           -           1          79        80
                         ---------- ---------  -------- --------- --------- ----------  ----------  ---------- -----------  --------
Income (Loss)
  before Income Taxes          479       (85)       48        (2)      107        (42)        (67)         18        (107)      349
Less: Provision for
(Recovery                      240       (21)       12        (1)       37        (38)        (23)          4         (51)      159
  of) Income Taxes
Less: Non-Controlling
  Interests                      -         -         -         -         -          -           -           5           -         5
                         ---------- ---------  -------- --------- --------- ----------  ----------  ---------- -----------  --------
NET INCOME (LOSS)              239       (64)       36        (1)       70         (4)        (44)          9         (56)      185
                         ========== =========  ======== ========= ========= ==========  ==========  ========== ===========  ========

IDENTIFIABLE ASSETS          4,696     7,848(5)  1,292     1,717       257      1,141       2,588(6)       701       2,523    22,763
                         ========== =========  ======== ========= ========= ==========  ==========   ========== =========== ========

Capital Expenditures
  Development and Other         88        70        19        15        10         91           9          49           6       357
  Exploration                   41        68         -        49         -         41           -           -           -       199
                         ---------- ---------  -------- --------- --------- ----------  ----------   ---------- ----------- --------
TOTAL                          129       138        19        64        10        132           9          49           6       556
                         ========== =========  ======== ========= ========= ==========  ==========  ========== ===========  ========

Property, Plant and
Equipment
  Cost                       6,027     9,781    1,482     3,828     2,397        991        265      1,164          377     26,312
  Less: Accumulated DD&A     2,745     2,108      281     2,504     2,286         97         88        570          252     10,931
                         ---------- ---------  -------- --------- --------- ---------- ----------  ---------- -----------  --------
NET BOOK VALUE               3,282     7,673(5)   1,201     1,324       111        894       177         594          125     15,381
                         ========== =========  ======== ========= ========= ========== ==========  ========== ===========  ========

(1)  Includes results of operations from producing activities in Colombia.

(2) Includes interest income of $4 million, foreign exchange gains of $34 million and a decrease in the fair value of crude oil put options of $16 million.

(3)  Includes  stock-based  compensation  expense of $2  million.

(4)  Includes exploration activities primarily in Nigeria, Norway and Colombia.

(5) Includes costs of $6,088 million related to our insitu oil sands (Long Lake and future phases).

(6)  Approximately   79%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

THREE MONTHS ENDED MARCH 31, 2009

                                                                                            Energy             Corporate
                                                       Oil and Gas                        Marketing  Chemicals  and Other    Total
----------------------------- ----------------------------------------------------------- ---------- ---------- ----------- --------
                           United                         United              Other
                            Kingdom   Canada   Syncrude  States    Yemen    Countries(1)
                          ---------- --------- -------- --------- --------- -----------
Net Sales                       478       91        98        63       162         19          13         124           -     1,048
Marketing and Other              4         7         -         -         3          -         267         (14)        (10)(2)   257
                         ---------- ---------  -------- --------- --------- ----------  ----------  ---------- -----------  --------
Total Revenues                 482        98        98        63       165         19         280         110         (10)    1,305

Less: Expenses
  Operating                     51        41        66        23        47          2           8          67           -       305
  Depreciation, Depletion,
   Amortization and
     Impairment                193        63        11        68        41          5           4          12          12       409
  Transportation and Other      (3)        3         7        13         3          -         162          10           6       201
  General and Administrative     2        14         -        14         4          8          23           9          26       100
  Exploration                    8        21         -        10         -         14(3)        -           -           -        53
  Interest                       -         -         -         -         -          -           -           2          66        68
                         ---------- ---------  -------- --------- --------- ----------  ----------  ---------- -----------  --------
Income (Loss)
  before Income Taxes          231       (44)       14       (65)       70        (10)         83          10        (120)      169
Less: Provision for
(Recovery                       86       (11)        4       (23)       24         (6)         35           2         (80)       31
  of) Income Taxes
Less: Non-Controlling
  Interests                      -         -         -         -         -          -           -           3           -         3
                         ---------- ---------  -------- --------- --------- ----------  ----------  ---------- -----------  --------
NET INCOME (LOSS)              145       (33)       10       (42)       46         (4)         48           5         (40)      135
                        =========== =========  ======== ========= ========= ==========  ==========  ========== =========== =========

IDENTIFIABLE ASSETS          6,403     7,678(4)  1,212     2,100       400        807       3,035(5)      594       1,390    23,619
                        =========== =========  ======== ========= ========= ==========  ==========  ========== =========== =========

Capital Expenditures
  Development and Other        149       244        17        42        29         58           8          36           1       584
  Exploration                   28        94         -        26         -         15           -           -           -       163
  Proved Property
  Acquisitions                   -       757         -         -         -          -           -           -           -       757
                         ---------- ---------  -------- --------- --------- ----------  ----------  ---------- -----------  --------
TOTAL                          177     1,095        17        68        29         73           8          36           1     1,504
                        =========== =========  ======== ========= ========= ==========  ==========  ========== =========== =========

Property, Plant and
Equipment
  Cost                       6,869     9,225     1,386     4,591     2,920        636         256         983         332    27,198
  Less: Accumulated DD&A     2,419     1,843       244     2,850     2,729        121          80         523         212    11,021
                         ---------- ---------  -------- --------- --------- ----------  ----------  ---------- -----------  --------
NET BOOK VALUE               4,450     7,382(4)  1,142     1,741       191        515         176         460         120    16,177
                        =========== =========  ======== ========= ========= ==========  ==========  ========== =========== =========

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

20.  DIFFERENCES   BETWEEN  CANADIAN  AND  US  GENERALLY   ACCEPTED   ACCOUNTING
     PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statements and summaries of differences from Canadian GAAP are as follows:

UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
FOR THE THREE MONTHS ENDED MARCH 31

(Cdn$ millions, except per share amounts)                      2010        2009
------------------------------------------------------ ------------- -----------
REVENUES AND OTHER INCOME
   Net Sales                                                  1,501       1,048
   Marketing and Other (v); (vi)                                205         292
                                                       ------------- -----------
                                                              1,706       1,340
                                                       ------------- -----------
EXPENSES
   Operating                                                    422         305
   Depreciation, Depletion, Amortization
      and Impairment                                            388         409
   Transportation and Other (v)                                 205         194
   General and Administrative (iv)                              126         108
   Exploration                                                   93          53
   Interest                                                      80          68
                                                       ------------- -----------
                                                              1,314       1,137
                                                       ------------- -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                        392         203
                                                       ------------- -----------

PROVISION FOR (RECOVERY OF) INCOME TAXES
   Current                                                      259         118
   Deferred (iv); (vi); (vii)                                   (86)        (74)
                                                       ------------- -----------
                                                                173          44
                                                       ------------- -----------

NET INCOME - US GAAP                                            219         159
   Less: Net Income Attributable to
      Non-Controlling Interests                                   5           3
                                                       ------------- -----------

NET INCOME ATTRIBUTABLE TO NEXEN INC. - US GAAP (1)             214         156
                                                       ============= ===========

EARNINGS PER COMMON SHARE ($/share) (Note 15)
   Basic                                                      0.41         0.30
                                                       ============= ===========

   Diluted                                                    0.41         0.30
                                                       ============= ===========
(1)  RECONCILIATION OF CANADIAN AND US GAAP NET INCOME

                                                         Three Month March 31
                                                       -------------------------
                                                               2010        2009
------------------------------------------------------ ------------- -----------
Net Income Attributable to Nexen Inc - Canadian GAAP            185         135
Impact of US Principles, Net of Income Taxes:
   Stock-based Compensation (iv)                                 (6)          -
   Inventory Valuation (vi)                                      35          (6)
   Deferred Taxes (vii)                                           -          27
                                                       ------------- -----------
Net Income Attributable to Nexen Inc - US GAAP                  214         156
                                                       ============= ===========

UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP
                                                         March 31    December 31
(Cdn$ millions, except share amounts)                       2010          2009
------------------------------------------------------ ------------ ------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                              1,997        1,700
      Restricted Cash                                          178          198
      Accounts Receivable                                    2,635        2,788
      Inventories and Supplies (vi)                            555          610
      Other                                                    102          185
                                                       ------------ ------------
         Total Current Assets                                5,467        5,481
                                                       ------------ ------------
   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion,
         Amortization and Impairment of $11,324
         (December 31, 2009 - $11,200) (i); (iii)           15,332       15,443
   GOODWILL                                                    330          339
   DEFERRED INCOME TAX ASSETS                                1,238        1,148
   DEFERRED CHARGES AND OTHER ASSETS                           328          370
                                                       ------------ ------------
TOTAL ASSETS                                                22,695       22,781
                                                       ============ ============
LIABILITIES
   CURRENT LIABILITIES
      Accounts Payable and Accrued Liabilities (iv)          3,185        3,131
      Accrued Interest Payable                                  77           89
      Dividends Payable                                         26           26
                                                       ------------ ------------
         Total Current Liabilities                           3,288        3,246
                                                       ------------ ------------
   LONG-TERM DEBT                                            7,054        7,251
   DEFERRED INCOME TAX LIABILITIES (i);
      (ii); (iv); (vi); (vii)                                2,727        2,720
   ASSET RETIREMENT OBLIGATIONS                                932        1,018
   DEFERRED CREDITS AND OTHER LIABILITIES (ii)               1,064        1,126

EQUITY
   Nexen Inc. Shareholders' Equity
      Common Shares, no par value
         Authorized:   Unlimited
         Outstanding:  2010 - 524,046,867 shares
                       2009 - 522,915,843 shares             1,076        1,049
      Contributed Surplus                                        -            1
      Retained Earnings (i); (ii); (iv); (vi); (vii)         6,763        6,575
      Accumulated Other Comprehensive Loss (ii)               (280)        (269)
                                                       ------------ ------------
   Total Nexen Inc. Shareholders' Equity                     7,559        7,356
      Canexus Non-Controlling Interests                         71           64
                                                       ------------ ------------
   TOTAL EQUITY                                              7,630        7,420
                                                       ------------ ------------
   COMMITMENTS, CONTINGENCIES AND GUARANTEES (Note 16)
TOTAL LIABILITIES AND EQUITY                                22,695       22,781
                                                       ============ ============

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME - US GAAP FOR THE THREE MONTHS ENDED MARCH 31

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        2010            2009
--------------------------------------------------- -------------- -------------
Net Income Attributable to Nexen Inc. - US GAAP               214           156
Other Comprehensive Income (Loss), Net of Income Taxes:
   Foreign Currency Translation Adjustment                    (11)            6
                                                    -------------- -------------
Comprehensive Income Attributable to
   Nexen Inc. - US GAAP                                       203           162
                                                    ============== =============

UNAUDITED  CONSOLIDATED  STATEMENT OF ACCUMULATED OTHER  COMPREHENSIVE LOSS - US
GAAP

                                                        March 31    December 31
                                                          2010         2009
--------------------------------------------------- -------------- -------------
Foreign Currency Translation Adjustment                      (201)         (190)
Unamortized Defined Benefit Pension Plan Costs (ii)           (79)          (79)
                                                    -------------- -------------
Accumulated Other Comprehensive Loss                         (280)         (269)
                                                    ============== =============

NOTES TO THE UNAUDITED CONSOLIDATED US GAAP FINANCIAL STATEMENTS:

i. Under Canadian GAAP, we defer certain development costs to PP&E. Under US principles, these costs have been included in operating expenses in prior years. As a result, PP&E is lower under US GAAP by $30 million (December 31, 2009 - $30 million) and deferred income tax liabilities are lower by $11 million (December 31, 2009 - $11 million).

ii. US GAAP requires the recognition of the over-funded and under-funded status of a defined benefit plan on the balance sheet as an asset or liability. At March 31, 2010 and December 31, 2009, the unfunded amount of our defined benefit pension plans that was not included in the pension liability under Canadian GAAP was $105 million. This amount has been included in deferred credits and other liabilities and $79 million, net of income taxes, has been included in Accumulated Other Comprehensive Income (AOCI).

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

iv. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. In addition, under Canadian principles, we retroactively adopted EIC-162 which requires the accelerated recognition of stock-based compensation expense for all stock-based awards made to our retired and retirement-eligible employees. However, US GAAP requires the accelerated recognition of stock-based compensation expense for such employees for awards granted on or after January 1, 2006. As a result under US GAAP:

     o general and administrative (G&A) expense is higher by $8 million, ($6 million, net of income taxes), for the three months ended March 31, 2010, (2009 - higher by $8 million ($6 million, net of income taxes)); and

     o accounts payable and accrued liabilities are higher by $101 million as at March 31, 2010 (December 31, 2009 - $93 million).

v. Under US GAAP, asset disposition gains and losses are included with transportation and other expense. Losses of $3 million for the three months ended March 31, 2010, were reclassified from marketing and other income to transportation and other expense (gains of $7 million were reclassified for the three months ended March 31, 2009).

vi. Under Canadian GAAP, we carry our commodity inventory held for trading purposes at fair value, less any costs to sell. Under US GAAP, we are required to carry this inventory at the lower of cost or net realizable value. As a result:

     o marketing and other income is higher by $51 million ($35 million, net of income taxes) for the three months ended March 31, 2010 (2009 - higher by $42 million ($27 million, net of income taxes)); and

     o inventories are lower by $19 million as at March 31, 2010 (December 31, 2009 - lower by $70 million) and deferred income tax liabilities are $7 million lower (December 31, 2009 - lower by $23 million).

vii. Under US GAAP, we are required to apply FIN48 ACCOUNTING FOR UNCERTAINTY IN
     INCOME  TAXES  regarding   accounting  and  disclosure  for  uncertain  tax
     positions.

     As at March 31, 2010, the total amount of our unrecognized tax benefit was approximately $279 million, all of which, if recognized, would affect our effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the Unaudited Consolidated Statement of Income. As at March 31, 2010, the total amount of interest and penalties related to uncertain tax positions recognized in deferred income tax liabilities in the US GAAP - Unaudited Consolidated Balance Sheet was approximately $8 million. We had no interest or penalties included in the US GAAP - Unaudited Consolidated Statement of Income for the three months ended March 31, 2010.

     Our income tax filings are subject to audit by taxation authorities and as at March 31, 2010 the following tax years remained subject to examination,
     (i) Canada - 1985 to date (ii) United Kingdom - 2008 to date and (iii) United States - 2005 to date. We do not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS - US GAAP

In January 2010, the Financial Accounting Standards Board issued guidance to improve fair value measurement disclosures. The guidance requires entities to describe transfers between the three levels of the fair value hierarchy and present items separately in the level 3 reconciliation. This guidance is consistent with fair value measurement disclosures adopted for Canadian GAAP in 2009. Adoption of this guidance did not have an impact on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING  SHOULD BE READ IN  CONJUNCTION  WITH THE  UNAUDITED  CONSOLIDATED
FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 20 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS APRIL 26, 2010.

UNLESS OTHERWISE NOTED, TABULAR AMOUNTS ARE IN MILLIONS OF CANADIAN DOLLARS. THE DISCUSSION AND ANALYSIS OF OUR OIL AND GAS ACTIVITIES WITH RESPECT TO OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES IS PRESENTED ON A WORKING-INTEREST, BEFORE-ROYALTIES BASIS. WE MEASURE OUR PERFORMANCE IN THIS MANNER CONSISTENT WITH OTHER CANADIAN OIL AND GAS COMPANIES. WHERE APPROPRIATE, INFORMATION ON A NET, AFTER-ROYALTIES BASIS IS ALSO PRESENTED.

NOTE: CANADIAN INVESTORS SHOULD READ THE SPECIAL NOTE TO CANADIAN INVESTORS ON PAGE 97 OF OUR 2009 FORM 10-K WHICH HIGHLIGHTS DIFFERENCES BETWEEN OUR RESERVES ESTIMATES AND RELATED DISCLOSURES THAT ARE OTHERWISE REQUIRED BY CANADIAN REGULATORY AUTHORITIES.

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

EXECUTIVE SUMMARY OF FIRST QUARTER RESULTS

                                                     Three Months Ended March 31
                                                     ---------------------------

(Cdn$ millions, except as indicated)                         2010          2009
--------------------------------------------------- -------------- -------------
Production before Royalties (mboe/d)                          252           252
Production after Royalties (mboe/d)                           221           225
Nexen's Average Realized Oil and Gas
   Price (Cdn$/boe)                                         70.16         47.56

Cash Flow from Operating Activities                           798           789
Net Income Attributable to Nexen Inc.                         185           135
Earnings per Common Share, Basic ($/share)                   0.35          0.26

Capital Investment                                            556           747
Acquisition of Additional Interest in Long Lake                 -           757
Net Debt (1)                                                5,057         5,737
                                                    -------------- -------------

(1) Net debt is a non-GAAP measure and is defined as long-term debt and short-term borrowings less cash and cash equivalents.

Production for the quarter was consistent with last year. Production increases at Long Lake, the Gulf of Mexico and at Ettrick and Telford in the UK North Sea were offset by natural declines at Yemen and maintenance downtime at Buzzard for repairs to the separator unit. Our realized average oil and gas price averaged $70.16/boe for the quarter, 48% higher than last year as a result of stronger benchmark commodity prices. The stronger Canadian dollar relative to the US dollar reduced the benefit of the higher commodity prices. The combined impact of higher prices and steady production, offset by lower energy marketing cash flow, resulted in a 37% increase in net income.

At our Long Lake oil sands project, we are steadily growing bitumen production volumes each month as we increase steam volumes. Our first quarter results include start-up losses of $57 million at Long Lake. We expect Long Lake to make positive cash flow contributions later this year as our bitumen volumes grow.

We incurred approximately 20% of our 2010 capital budget to date. Our expenditures have focused on our major developments at Long Lake and Usan, offshore West Africa, exploration in the Gulf of Mexico and the North Sea, and advancing our shale gas project in north-east British Columbia.

During the quarter, we made a significant oil discovery at Appomattox in Eastern Gulf of Mexico where we drilled an exploratory well and two appraisal sidetracks. Appomattox is the third discovery in the area following earlier discoveries at Shiloh and Vicksburg. Additional exploration and appraisal wells for Appomattox are planned for later this year.

Our financial position remains strong with available liquidity of approximately $3.6 billion. This liquidity includes cash on hand of $2 billion and undrawn lines of credit of approximately $1.6 billion. We have no significant debt maturities until 2012 and the average term-to-maturity of our long-term debt is approximately 17 years. We believe our significant liquidity, combined with strong operating cash netbacks, provides us with the financial flexibility to carry out our investment programs.

CAPITAL INVESTMENT

Our strategy is to build a sustainable energy company focused in three areas: conventional exploration and development, oil sands, and unconventional gas. We are committed to growing long-term value for our shareholders responsibly and are advancing our plans to achieve this as described below.

We are currently investing primarily in:
o    ramping up Long Lake safely and reliably;
o progressing construction of our Usan project and continuing to explore our acreage, offshore Nigeria;
o    advancing development plans for our Golden Eagle area in the UK North Sea;
o appraising exploration successes at Appomattox and Knotty Head in the Gulf of Mexico;
o targeting a number of exploration prospects, primarily in the North Sea and Gulf of Mexico; and
o    advancing our Horn River shale gas play in north-east British Columbia.

Details of our capital programs are set out below:

THREE MONTHS ENDED MARCH 31, 2010

                                                                                     New Growth
                                                         Major        Early Stage    Exploration      Core Asset
                                                      Development    Development                       Development      Total
------------------------------------------------ ----------------- ---------------- --------------- ----------------- ------------
Oil and Gas
    United Kingdom                                             22                 -            41                 66        129
    Canada                                                      -                 -            68                  6         74
    Synthetic (mainly Long Lake)                                -                15             -                 49         64
    Syncrude                                                    -                 -             -                 19         19
    United States                                               -                 -            49                 15         64
    Yemen                                                       -                 -             -                 10         10
    Nigeria                                                    91                 -             1                  -         92
    Other Countries                                             -                 -            40                  -         40
                                                 ----------------- ---------------- --------------- ----------------- ------------
                                                              113                15           199                165        492
Chemicals                                                       -                 -             -                 49         49
Energy Marketing, Corporate and Other                           -                 -             -                 15         15
                                                 ----------------- ---------------- --------------- ----------------- ------------
Total Capital                                                 113                15           199                229        556
                                                 ================= ================ =============== ================= ============
As a % of Total Capital                                     20%                 3%           36%               41%          100%
                                                 ----------------- ---------------- --------------- ----------------- ------------

UNITED KINGDOM - NORTH SEA
The Golden Eagle area has emerged as a significant development opportunity for us. We are in the process of completing the acquisition of additional land in the area and plan to drill an exploration well here mid-year. Golden Eagle area development supports standalone facilities and is economic with oil prices significantly lower than they are currently. We are assessing development options for the area and will select an appropriate configuration prior to sanctioning in 2011. We have a 34% interest in both Golden Eagle and Hobby, a 46% interest in Pink, and operate all three.

West of the Shetland Islands, we are finalizing plans to drill the North Uist prospect. We have a 35% working interest here and expect to drill the well in the second half of 2010. This prospect has a target size much larger than typical North Sea targets. BP is the operator with a 45% working interest.

CANADA - HORN RIVER SHALE GAS
We have finished drilling our eight-well program and continue to make significant progress on lowering costs and gaining access to the shale reservoir on our substantial Horn River shale gas position in north-east British Columbia. We plan to complete these wells in the second half of the year with 18 fracs per well. First production from these wells is expected before year end, ramping up to 50 mmcf/d.

Substantial cost savings and productivity improvements were realized with this drilling program and our average drilling days per well were under 25 days. We currently expect that with an 18 well program, we could reduce our all-in costs even further to under $0.6 million per frac. Our production results to date, together with those of our competitors, indicate that recovery factors should be higher than our estimate of 20%. Additional production history will determine recovery factors.

SYNTHETIC
Since the completion of the turnaround last fall, bitumen volumes have been consistently growing. Long Lake's gross bitumen production has grown from 14,000 bbls/d in the fourth quarter of 2009 to 19,000 bbls/d in the first quarter of 2010. In March, gross bitumen production averaged 22,000 bbls/d. We are currently producing approximately 25,000 bbls/d and are seeing production increases from both new wells and from optimization of mature producers. This represents an 80% increase over average pre-turnaround rates.

Production growth reflects significant improvement in steam reliability since the turnaround and steam rates are at all-time highs of about 140,000 bbls/d and increasing. This represents a 100% increase over pre-turnaround rates. As a result, we are injecting more steam into more wells than ever before with 64 well pairs now on production and steam circulating in an additional 15 pairs. These circulating wells will be converted to production over the next few months.

Our all-in steam-to-oil ratio (SOR) is between 5 and 6 but this includes steam to wells that are still in the steam circulation stage and wells early in their growth cycle. As our circulating wells start producing bitumen, we expect to see an increase in bitumen production rates with a corresponding decrease in SOR. The SOR of our producing wells is approximately 5, and includes well pairs recently converted to production that are in the early stages of ramp up. We continue to expect a long term SOR of 3.0 over the life of the project.

The upgrader facility is also performing consistently. Since the turnaround, the upgrader has experienced 90% uptime, compared to 50% before and is producing high quality premium synthetic crude (PSCTM). For the quarter, our realized price for Long Lake PSCTM averaged over $81/bbl. The gasification process is working, creating a low-cost fuel source which reduces our need to purchase natural gas for operations and will generate a significant margin advantage over our peers, even at current low gas prices.

UNITED STATES - GULF OF MEXICO
During the quarter, we made a significant discovery in the Eastern Gulf of Mexico at Appomattox, located in Mississippi Canyon blocks 391 and 392. Drilling activities resulted in an oil discovery with excellent reservoir quality, following an exploration well and two appraisal sidetracks. The discovery well, located in 7,217 feet of water, was drilled to a depth of 25,077 feet true vertical depth. An appraisal sidetrack was drilled to approximately 25,950 feet true vertical depth. The second sidetrack was undertaken to further delineate the discovery. Well results have exceeded our pre-drill expectations.

Appomattox is the third discovery in the area following earlier discoveries at Shiloh and Vicksburg. Additional appraisal wells for Appomattox are planned for later in the year and we are investigating development options for Appomattox and Vicksburg, located six miles east. We have a 25% interest in Vicksburg and a 20% interest in Appomattox and Shiloh. Shell Offshore Inc. operates all three discoveries.

Elsewhere in the deep water, we completed drilling an appraisal well at Knotty Head and are currently evaluating results and possible development choices. Drilling operations with our new deep-water rig exceeded expectations. We completed the well in approximately 15% less time than expected and 20% below planned cost. We are continuing our efforts to unitize our lands with adjacent acreage. We are operator of Knotty Head with a 25% working interest. A second deep-water drilling rig is expected to arrive later this year which will allow us to start drilling our other identified prospects.

OFFSHORE WEST AFRICA
Development of the Usan field, offshore West Africa, is progressing well with first production expected in 2012. The development includes a floating production and storage (FPSO) vessel with the ability to process 180,000 bbls/d (36,000 bbls/d net to us) and store up to two million barrels of oil. We have a 20% interest in exploration and development on this block and Total E&P Nigeria Limited is the operator.

We continue to explore offshore West Africa and previously announced a successful exploration well at Owowo in the southern portion of Oil Prospecting License (OPL) 223. Other exploration prospects are under evaluation for drilling.

FINANCIAL RESULTS

CHANGE IN NET INCOME

                                                                 2010 VS 2009
------------------------------------------------------------- ------------------
NET INCOME AT MARCH 31, 2009                                                135
                                                              ------------------
     Favorable (unfavorable) variances(1):

         Realized Commodity Prices
              Crude Oil                                                     410
              Natural Gas                                                     1
                                                              ------------------
                  Total Price Variance                                      411

         Production Volumes, After Royalties
              Crude Oil                                                     (15)
              Natural Gas                                                    34
              Changes in Crude Oil Inventory For Sale                        38
                                                              ------------------
                  Total Volume Variance                                      57

         Oil and Gas Operating Expense                                     (112)

         Oil and Gas Depreciation, Depletion,
            Amortization and Impairment                                      19

         Exploration Expense                                                (40)

         Energy Marketing Revenue, Net                                     (151)

         Chemicals Contribution                                               4

         General and Administrative Expense (2)                             (18)

         Interest Expense                                                   (12)

         Current Income Taxes                                              (141)
         Future Income Taxes                                                 13

         Other                                                               20
                                                              ------------------

NET INCOME AT MARCH 31, 2010                                                185
                                                              ==================

(1)  All amounts are presented before provision for income taxes.

(2)  Includes stock-based compensation expense.

Significant variances in net income are explained further in the following sections.

OIL & GAS

PRODUCTION

                                          Three Months Ended March 31
                             ---------------------------------------------------
                                        2010                       2009
                             ------------------------- -------------------------
                                Before        After       Before       After
                              Royalties(1)  Royalties  Royalties(1)  Royalties
---------------------------- ------------ ------------ ------------ ------------
Crude Oil and Liquids
(mbbls/d)
   United Kingdom                  105.6        105.6        103.8        103.8
   Canada                           14.2         11.0         15.5         12.3
   Long Lake Bitumen                12.1         11.3          8.1          8.1
   Syncrude                         19.5         17.8         19.8         19.6
   United States                     9.8          8.9         10.4          9.5
   Yemen                            42.8         23.1         54.5         35.7
   Other Countries                   2.3          2.1          5.5          5.1
                             ------------ ------------ ------------ ------------
                                   206.3        179.8        217.6        194.1
                             ------------ ------------ ------------ ------------
Natural Gas (mmcf/d)
   United Kingdom                     40           40           18           18
   Canada                            133          121          137          122
   United States                     101           88           50           45
                             ------------ ------------ ------------ ------------
                                     274          249          205          185
                             ------------ ------------ ------------ ------------

Total Production (mboe/d)            252          221          252          225
                             ============ ============ ============ ============

(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.

HIGHER SALES VOLUMES INCREASED NET INCOME FOR THE QUARTER BY $57 MILLION Production before royalties remained consistent with the same period in 2009. Production increases included i) restoring Gulf of Mexico gas production which was shut in due to Hurricane Ike and new production at Longhorn; ii) new volumes from Ettrick and Telford in the UK North Sea; and iii) ramping up Long Lake bitumen production. These increases were offset by i) natural declines in Yemen;
ii) reduced working interest in Colombia;  iii) lower production in Canada;  and
iv) temporary downtime at Buzzard. Compared to the fourth quarter of 2009, production before royalties decreased 5% as a result of downtime at Buzzard and Ettrick in the UK North Sea and an advanced turnaround at Syncrude. This was partially offset by increased production at Long Lake and the ramp up of Longhorn in the Gulf of Mexico.

The following table summarizes our production volume changes since last quarter:

                                                            Before        After
(mboe/d)                                                 Royalties    Royalties
--------------------------------------------------- --------------- ------------
Production, fourth quarter 2009                                265          235
   Production changes:
       Long Lake Bitumen                                         3            2
       United States                                             3            2
       Canada                                                   (1)           -
       Yemen                                                    (2)          (3)
       Syncrude                                                 (4)          (3)
       United Kingdom                                          (12)         (12)
                                                    --------------- ------------
Production, first quarter 2010                                 252          221
                                                    =============== ============

Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

UNITED KINGDOM
Production volumes in the UK North Sea averaged 112,300 boe/d in the quarter, 5% higher than the first quarter of 2009 but 10% lower than the previous quarter. The decrease from the previous quarter was primarily a result of downtime at Buzzard for repairs to the separator unit and drilling rig movement and commissioning activities at Ettrick which required a shut in of the FPSO vessel.

Buzzard production averaged 84,600 boe/d during the quarter, 2% below the previous quarter and 9% lower than the first quarter last year. Routine monitoring of equipment on the Buzzard platform during the quarter identified repairs that were required to the separator unit. The repair work lasted a week, during which time Buzzard produced at reduced rates of approximately 50,000 boe/d (gross). Production was subsequently restored to full capacity. Further activities are scheduled to permanently repair the separator unit. This work is timed to coincide with our planned two week shutdown to install the topsides of the fourth platform in the second quarter.

Production at Scott/Telford decreased 15% from the prior quarter to average 20,400 boe/d as a result of well intervention work at Scott and scheduled maintenance at Telford. Production has almost doubled compared to the first quarter of 2009 as a result of a successful step-out development well at Telford. This well was completed in the third quarter of 2009 and is tied back to our Scott platform. Production from our non-operated fields at Duart and Farragon averaged 2,300 boe/d for the quarter.

Production from our Ettrick field averaged 5,000 boe/d for the quarter as we continue to ramp up the facilities and safely commission all systems. Production was 55% lower than the previous quarter as a result of commissioning activities and a two week shut-in for rig movements relating to drilling and completion activities in the area. Production was shut in for two weeks as a result. Ettrick production has been restored, is currently producing at rates around 20,000 boe/d gross (16,000 boe/d net to us) and continues to ramp up.

CANADA
Production in Canada decreased 5% from the first quarter of 2009 and remained comparable with the fourth quarter. Heavy oil production has remained strong as we successfully implemented strategies to maximize recoveries from our existing wells while minimizing capital investment. CBM production was consistent quarter over quarter and averaged 48 mmcf/d.

We continue to invest in our shale gas project in the Dilly Creek area of the Horn River basin in north-east British Columbia. We currently have six wells on production and they are meeting expectations with respect to production and decline profiles. During the quarter, we finished drilling an eight-well program to further test the play. We plan to complete these wells in the second half of the year. First production is from these wells expected before year end, ramping up to 50 mmcf/d.

LONG LAKE
Since the completion of the turnaround last fall, bitumen volumes have been consistently growing. Long Lake's gross bitumen production has grown from 14,000 bbls/d in the fourth quarter of 2009 to 19,000 bbls/d in the first quarter of 2010. In March, gross bitumen production averaged 22,000 bbls/d. We are currently producing approximately 25,000 bbls/d and are seeing production increases from both new wells and from optimization of mature producers. This represents an 80% increase over average pre-turnaround rates. The table below shows gross bitumen production volumes since the turnaround. We have a 65% interest in Long Lake.

                                                                 Gross Bitumen
Month                                                         Volumes (bbls/d)
--------------------------------------------------------- ----------------------
October 2009                                                              8,600
November 2009                                                            15,200
December 2009                                                            16,200
January 2010                                                             16,300
February 2010                                                            17,700
March 2010                                                               21,900
April 2010 - Month to date                                               24,500
--------------------------------------------------------- ----------------------

Production growth reflects significant improvement in steam reliability since the turnaround and steam rates are at all-time highs of about 140,000 bbls/d and increasing. This represents a 100% increase over pre-turnaround rates. As a result, we are injecting more steam into more wells than ever before with 64 well pairs now on production and steam circulating in an additional 15 pairs. These circulating wells will be converted to production over the next few months.

SYNCRUDE
Syncrude production averaged 19,500 boe/d for the quarter, down 18% from the previous quarter and marginally lower than the first quarter of 2009. Production volumes were reduced as a turnaround of the LC finer originally planned for the second quarter was advanced to January. The turnaround was completed in mid
March and is now back to full rates. A coker turnaround is scheduled in the third quarter.

UNITED STATES
Production in the Gulf of Mexico averaged 26,600 boe/d, 42% higher than the same period last year. The increase in production primarily came from our non-operated Longhorn development, which averaged 8,900 boe/d for the quarter. Production during the first quarter of 2009 was reduced as several fields remained shut in as a result of Hurricane Ike. These fields resumed full production in the second quarter of 2009. These increases have been offset by natural declines primarily at Gunnison.

Production in the US increased 11% from the prior quarter. The impact of increases from ramping up production at Longhorn were partially offset by lower production at Mississippi Canyon 72 and Wrigley.

YEMEN
Yemen production decreased 5% from the previous quarter and 21% from the first quarter of 2009. The decline is consistent with our expectations as the field matures and from reduced development drilling. During the quarter at Masila, we drilled four development wells and plan to drill up to seven more development wells later this year. At Block 51, we recently obtained approval to drill, complete and tie-in five additional development wells in the remainder of 2010. Production declines in Yemen are expected to continue as we focus on maximizing recovery of the remaining reserves.

We are working with the Yemen government and our partners to potentially extend our production-sharing agreement beyond the current expiry date of December 2011. There is no assurance that this extension will be received.

OTHER COUNTRIES
Our share of production from the Guando field in Colombia averaged 2,300 boe/d for the quarter. While this was consistent with the previous quarter, it was 58% lower than the first quarter of 2009 as lower volumes reflect the reduced working interest of the Guando field, effective the second quarter of 2009, once we achieved pre-set production levels.

COMMODITY PRICES
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                          2010          2009
---------------------------------------------------- -------------- ------------
CRUDE OIL
   West Texas Intermediate (WTI) (US$/bbl)                   78.71        43.08
   Dated Brent (Brent) (US$/bbl)                             76.23        44.40
                                                     -------------- ------------

   Benchmark Differentials (1) (US$/bbl)
         Heavy Oil                                           9.25         9.17
         Mars                                                2.97        (0.66)
         Masila                                              1.62         0.05

   Realized Prices from Producing Assets (Cdn$/bbl)
         United Kingdom                                      77.25        51.60
         Canada                                              65.26        35.35
         Long Lake Synthetic                                 81.04            -
         Syncrude                                            83.55        55.48
         United States                                       79.12        46.27
         Yemen                                               80.39        52.30
         Other Countries                                     78.88        41.68

   Corporate Average (Cdn$/bbl)                              78.00        50.41
                                                     -------------- ------------

NATURAL GAS
   New York Mercantile Exchange (US$/mmbtu)                   5.04         4.48
   AECO (Cdn$/mcf)                                            5.08         5.34
                                                     -------------- ------------

   Realized Prices from Producing Assets (Cdn$/mcf)
         United Kingdom                                       4.81         5.50
         Canada                                               5.02         4.75
         United States                                        6.00         5.93

   Corporate Average (Cdn$/mcf)                               5.37         5.11
                                                     -------------- ------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)        70.16        47.56
                                                     -------------- ------------

AVERAGE FOREIGN EXCHANGE RATE - Canadian to US Dollar       0.9615       0.8028
                                                     -------------- ------------

(1)  These differentials are a discount/(premium) to WTI.

HIGHER COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $411 MILLION
Crude oil prices continued to strengthen during the quarter with WTI averaging US$78.71/bbl, an increase of 83% over the same period last year and 3% higher than the prior quarter. Dated Brent increased 72% and 2% when compared to the same periods, averaging US$76.23/bbl for the quarter. The impact of higher commodity prices was reduced somewhat as the Canadian dollar strengthened compared to the US dollar over the same period last year. Our realized oil price averaged $78.00/bbl, 55% higher than the first quarter of 2009 and 2% higher than the previous quarter.

Natural gas prices were higher as NYMEX averaged US$5.04/mmbtu, 13% higher than the first quarter of 2009 and 3% higher than the previous quarter. AECO averaged Cdn$5.08/mcf during the first quarter, 27% above the prior quarter. Compared to the same period last year, AECO decreased 5% as the Canadian dollar has strengthened. Our realized gas price averaged $5.37/mcf, 25% higher than the prior quarter and 5% higher than the first quarter of 2009.

The Canadian dollar strengthened considerably against the US dollar, compared to the same period last year. This reduced our net sales by approximately $260 million, as our realized crude oil and gas prices were $15.42/bbl and $1.06/mcf lower, respectively. However, our US-dollar denominated long-term debt, operating expenses and capital expenditures are lower when translated to Canadian dollar as a result of the weaker US dollar.

CRUDE OIL REFERENCE PRICES
Crude oil prices were 83% higher than the first quarter 2009. WTI traded above US$80/bbl for most of March, supported by positive economic news, strong Asian demand and cold weather.

Demand/supply fundamentals for crude oil improved from better-than-expected world economic growth. OPEC continues to have spare production capacity but oil demand is forecasted to reach record levels by year end. Demand growth is exceeding non-OPEC supply growth resulting in reduction to spare capacity. Continued strong demand growth from emerging markets has redirected supplies away from the Atlantic basin and reduced floating inventory levels. More recently, demand for WTI increased as Canadian synthetic crude oil production has been constrained due to outages.

World-wide economic indicators appear relatively strong but there are concerns over sovereign credit risks, global fiscal imbalances and the timing and impact of the withdrawal of government fiscal and monetary stimuli. Most OECD countries have experienced GDP growth but it has been unbalanced with relatively strong growth in the US compared to minimal growth in Europe. China has seen strong growth but the government has taken actions to moderate this because of concerns about inflation and an overheating economy. Global economic growth remains a downside risk. A risk to commodity prices continues to be the lack of demand in developed markets.

Crude oil prices were supported late last year by the weakening US dollar. To date in 2010, the US dollar strengthened against the Euro and British Pound but this did not appear to impact crude oil prices. The US dollar is expected to weaken during 2010 which should continue to support higher crude oil prices.

The recent strength in crude oil prices has been partially attributed to geopolitical events such as concerns over Iran's nuclear enrichment program, the ongoing wars in Iraq and Afghanistan and threats of attacks to oil infrastructure in Nigeria. A much tighter supply/demand environment, and reduced spare capacity should increase price sensitivity to geopolitical events.

CRUDE OIL DIFFERENTIALS
The heavy oil differential continued to be narrower than historic levels due to declining heavy oil production and excess heavy refinery capacity. There was a slight widening of differentials in March primarily due to lower heavy fuel oil prices.

The Brent/WTI differential widened due to stronger WTI demand as a result of Canadian synthetic production outages and strong gasoline demand. Rising transatlantic freight rates also contributed to the wider differential.

The Masila price strengthened relative to Brent, reflecting strong demand from China and other Asian countries that are the primary buyers of Masila crude.

Excess global refining capacity, OPEC cuts in medium crude and declining heavy oil production also supported the Mars differential.

NATURAL GAS REFERENCE PRICES
NYMEX natural gas prices declined throughout the quarter as an early spring reduced heating demand and increased storage levels. Shale gas supply continues to grow despite lower prices. This new supply and the warmer spring weather are driving market concerns over higher storage levels despite the expected addition of new storage capacity in 2010. Some near-term support for demand includes industrial demand growth from a stronger economy, strong power demand due to an expected warmer summer than 2009, low US hydro power generation and higher coal-fired power costs. However, continuing weak gas prices are forecast as strong supply additions are expected from shale gas, tight gas and new LNG volumes imported from Russia and the Middle East.

OPERATING EXPENSES

                                          Three Months Ended March 31
                             ---------------------------------------------------
(Cdn$/boe)                              2010                       2009
---------------------------- ------------------------- -------------------------
                                Before        After      Before         After
                             Royalties(1)   Royalties  Royalties(1)   Royalties
                             ------------ ------------ ------------ ------------
   Conventional Oil and Gas        13.18        15.20          8.27        9.47
   Syncrude                        38.43        42.01         36.95       37.31
   Average Oil and Gas             15.14        17.38         10.62       12.03
                             ------------ ------------ ------------ ------------

(1) Operating expenses per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

HIGHER OPERATING EXPENSES REDUCED QUARTERLY NET INCOME BY $112 MILLION
Operating costs increased $112 million from the same period last year. The majority of the increase relates to costs associated with our Long Lake project. As of January 1, 2010, we ceased capitalizing our Long Lake operations as the facility was reliably operating as designed following the successful turnaround late last year. These costs are now included in operating expenses. The addition of these costs increased our per-unit average cost as bitumen production is still ramping up while costs at Long Lake are mostly fixed and do not vary significantly with production rates. We expect our average per-unit operating costs to decrease as bitumen production rates increase.

During the quarter, the strengthening Canadian dollar decreased our US dollar denominated operating costs, reducing our corporate average operating cost by $1.07/boe. Additionally, changes in production mix with natural declines in Canada and Yemen offset by increases in the North Sea and the Gulf of Mexico, decreased our corporate average by $0.11/boe.

In the UK North Sea, Buzzard operating costs were higher due to additional maintenance expense and higher transportation tariffs. These higher costs, combined with lower volumes due to temporary downtime, increased our corporate average operating cost by $0.61/boe. Elsewhere in the UK North Sea, operating costs increased our corporate average by $0.22/boe. At Ettrick, operating costs per barrel are higher than our corporate average because of the costs associated with the leased FPSO and from not being at full production rates yet. These higher average operating costs have been partially offset by lower average per-unit costs at Scott/Telford as a result of higher volumes.

In Yemen, we continue to incur costs to maintain existing well productivity to maximize reserve recoveries and slow the natural decline of the field. These costs, combined with production declines, increased our corporate average operating cost by $0.38/boe. In the US Gulf of Mexico, the effect of increased operating costs due to higher repair and maintenance expenditures was partially offset by higher volumes, increasing our corporate average operating cost by $0.04/boe.

Natural declines in Canada reduced production volumes, increasing our corporate average by $0.12/boe. At Syncrude, higher maintenance costs and lower production volumes associated with the turnaround of the LC finer increased our corporate average by $0.11/boe.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)

                                             Three Months Ended March 31
                             ---------------------------------------------------
(Cdn$/boe)                              2010                       2009
---------------------------- ------------------------- -------------------------
                                Before        After      Before         After
                             Royalties(1)   Royalties  Royalties(1)   Royalties
                             ------------ ------------ ------------ ------------
Conventional Oil and Gas           16.79        19.35        18.58        21.27
   Syncrude                         7.03         7.68         6.46         6.53
   Average Oil and Gas             16.03        18.40        17.59        19.91
                             ------------ ------------ ------------ ------------

(1) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.

LOWER OIL AND GAS DD&A INCREASED NET INCOME FOR THE QUARTER BY $19 MILLION
Our average per-unit DD&A cost decreased $1.56/boe from the same period last year. The stronger Canadian dollar reduced our corporate average by $2.08/boe as depletion of our international and US assets is denominated in US dollars. This was partially offset by changes in our production mix which increased our average DD&A rate by $1.59/boe. The change in production mix was partially driven by lower production at Buzzard, offset by new volumes at Ettrick and Long Lake. Buzzard DD&A rates are lower than our corporate average while DD&A at Ettrick and Long Lake is higher.

During the  quarter,  we began  depleting  our Long Lake  assets.  The Long Lake
depletion  rate  is  higher  than  our  corporate   average  and  increased  our
consolidated average depletion cost by $0.76/boe.

In the UK North Sea, our Buzzard depletion rate decreased from last year as successful development drilling increased our proved reserve estimates at the end of 2009. This lower depletion rate reduced our corporate average by $0.60/boe. Elsewhere in the UK, successful development drilling at Telford increased proved reserve estimates at the end of 2009, which significantly reduced the Scott/Telford depletion rate. This was partially offset by new volumes from the Ettrick field, decreasing our corporate average by $0.86/boe.

Depletion rates in Yemen increased our corporate average $0.33/boe. As the fields mature and production declines, our capital is focused on accessing the remaining reserves, thereby increasing our depletion rates. In the Gulf of Mexico, positive reserve revisions and lower estimates for future abandonment costs reduced our corporate average depletion rate of $1.04/boe.

Higher Canadian depletion costs increased our corporate average by $0.27/boe. Our 2010 depletion rates are higher at our CBM and natural gas properties as reserve estimates at the end of 2009 were reduced by lower gas prices. The higher depletion rates on our natural gas properties were partially offset by lower rates on our heavy oil properties, where we had positive price-related proved reserves revisions at the end of 2009.

EXPLORATION EXPENSE

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                          2010         2009
---------------------------------------------------- ------------- -------------
Seismic                                                        12            12
Unsuccessful Drilling                                          41            11
Other                                                          40            30
                                                     ------------- -------------
Total Exploration Expense                                      93            53
                                                     ============= =============

New Growth Exploration                                        199           163
Geological and Geophysical Costs                               12            12
                                                     ------------- -------------
Total Exploration Expenditures                                211           175
                                                     ============= =============

Exploration Expense as a % of Exploration
   Expenditures                                                44%           30%
                                                     ------------- -------------

HIGHER EXPLORATION EXPENSE DECREASED NET INCOME FOR THE QUARTER BY $40 MILLION Exploration expenditures increased $36 million or 22% from the same period last year as we continue to invest in our core basins in the Gulf of Mexico, the North Sea and Canada.

In the Eastern Gulf of Mexico, we made a significant oil discovery at Appomattox, where we drilled an exploratory well and two appraisal sidetracks. Appomattox is the third discovery in the area following previous successful drilling at Shiloh and Vicksburg. Additional appraisal wells for Appomattox are planned for later in the year and we are investigating development options for Appomattox and Vicksburg, located six miles east. We have a 25% interest in Vicksburg and a 20% interest in Appomattox and Shiloh, with Shell Offshore Inc. operating all three.

In the UK, we are assessing development options for our Golden Eagle area to determine the appropriate configuration. We are in the process of completing the acquisition of additional land in the area and plan to drill an exploration well here mid-year. The Golden Eagle area includes our 34% operated interest in Golden Eagle and Hobby and our 46% operated interest in Pink. We plan to drill up to five additional exploration and appraisal wells in 2010.

In Canada, we are investing in our shale gas project in the Dilly Creek area of the Horn River basin in north-east British Columbia. We currently have six wells on production and they are meeting expectations with respect to production and decline profiles. During the quarter, we successfully drilled an eight well pad to further test the play. These wells are expected to be on stream later this year following completion operations. In north-east British Columbia, we have approximately 90,000 acres in the Dilly Creek area and a further 38,000 acres in the Cordova area, with a 100% working interest in each.

Exploration expense increased $40 million or 75% from the same period last year as higher unsuccessful drilling costs were partially offset by a decrease in exploration G&A. During the quarter, we drilled two unsuccessful wells in the North Sea. The Brand well in Norway and the Deacon well in the UK failed to encounter hydrocarbons and we expensed drilling costs of $25 million and $14 million, respectively.

ENERGY MARKETING
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                             2010          2009
---------------------------------------------------- ------------- -------------
   Physical Sales (1)                                      10,114         9,945
   Physical Purchases (1)                                  (9,896)       (9,802)
   Net Financial Transactions (2)                             (64)           48
   Change in Fair Market Value of Inventory                   (68)           76
                                                     ------------- -------------
Marketing Revenue                                              86           267
   Transportation Expense                                    (122)         (165)
   Other                                                       (1)            5
                                                     ------------- -------------
NET MARKETING REVENUE                                         (37)          107
                                                     ============= =============
CONTRIBUTION TO NET MARKETING REVENUE BY REGION
   North America                                              (35)          104
   Asia                                                         1            12
   Europe                                                      (3)           (9)
                                                     ------------- -------------
NET MARKETING REVENUE                                         (37)          107
   DD&A                                                        (5)           (4)
   General and Administrative                                 (21)          (23)
   Other                                                       (4)            3
                                                     ------------- -------------
MARKETING CONTRIBUTION TO INCOME BEFORE
   INCOME TAXES                                               (67)           83
                                                     ============= =============
NORTH AMERICA
   NATURAL GAS
   Physical Sales Volumes (3) (bcf/d)                         4.8           5.1
   Transportation Capacity (bcf/d)                            1.5           1.6
   Storage Capacity (bcf)                                    31.9          33.5
   Financial Volumes (4) (bcf/d)                              6.0          15.6
   CRUDE OIL
   Physical Sales Volumes (3) (mbbls/d)                       754           806
   Storage Capacity (mbbls)                                 2,968         2,757
   Financial Volumes (4) (mbbls/d)                            755           915
   POWER
   Physical Sales Volumes (3) (GWh/d)                          10             5
   Generation Capacity (MW)                                    87            87
ASIA
   Physical Sales Volumes (3) (mbbls/d)                        91           129
   Financial Volumes (4) (mbbls/d)                            290           322
EUROPE
   Financial Volumes (4) (mbbls/d)                            603           507
VALUE-AT-RISK
   Quarter-end                                                 13            19
   High                                                        15            24
   Low                                                          9            18
   Average                                                     12            20
                                                     ------------- -------------

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

LOWER CONTRIBUTION FROM ENERGY MARKETING DECREASED NET INCOME BY $151 MILLION During the quarter, we continued our strategic review resulting in the successful sale of the European gas and power business, which generated $15 million of cash proceeds. We have substantially completed negotiations for the sale of our North American natural gas business subject to finalizing documentation and customary closing conditions. We expect to sign the agreement in the second quarter and close the sale in the third quarter. The sale is expected to be cash neutral and we expect to recognize a non-cash loss of between $250 and $290 million. This loss primarily relates to the transfer of long-term natural gas physical transportation commitments that are less valuable with increased gas supplies that reduce the need for transport services. Although volatile on a quarterly basis, we have had success with our marketing business over the last 10 years generating about $800 million of positive cash flow.

Results from energy marketing are lower than last year's results as a result of strong crude oil results in the first quarter of 2009 and strong natural gas income reported in the fourth quarter, together with lower results this quarter.

In 2010, the group's results were lower as global crude demand increased prices and flattened the forward contango curve. Early in the first quarter, gains were generated from blending physical crudes and inventory management strategies. These were substantially offset late in the quarter by a flattening forward contango curve, widening heavy differentials and a weaker US dollar. In 2009, record results were generated from the steep crude oil forward price curve as near-term crude oil prices were negatively impacted by the global economic recession.

During the first quarter of 2010, our North America natural gas business continued to face a challenging environment as declining natural gas spot prices reduced the reported value of our gas inventories and transportation spreads between producing and consuming regions remained narrow impacting our ability to generate profits as we moved gas to different regions. These losses partially offset related gains reported in the previous quarter.

The first quarter natural gas losses in 2009 were due to exiting the last of our 2008 basis trading positions as we eliminated this activity. Our inventory and time spread strategy experienced losses in both the first quarters of 2010 and 2009, largely related to the declining value of inventory. Typically, natural gas prices fall in the first part of the year as winter demand declines and the injection season begins. Our inventory is valued at the spot market price and losses were reported in the first quarter as natural gas prices decreased relative to year end. Losses on this strategy were consistent year over year. We recognized gains in the fourth quarter as spot natural gas prices increased from stronger winter demand.

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

COMPOSITION OF NET MARKETING REVENUE

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                          2010         2009
--------------------------------------------------- --------------- ------------
Trading Activities (Physical and related Financial)            (38)         101
Non-Trading Activities                                           1            6
                                                    --------------- ------------
Total Net Marketing Revenue                                    (37)         107
                                                    =============== ============

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


FAIR VALUE OF DERIVATIVE CONTRACTS
Our processes for estimating and classifying the fair value of our derivative contracts are consistent with those in place at December 31, 2009.

At March 31, 2010, the fair value of our derivative contracts in our energy marketing trading activities was $43 million. These derivatives are used to economically hedge our physical storage and transportation contracts which cannot be carried at fair value until they are used. Below is a breakdown of the derivative fair value by valuation method and contract maturity.

                                                       MATURITY
                                      -----------------------------------------
                                      Less than   1-3     4-5   More than
                                       1 year    years   years   5 years   Total
                                      --------- ------- ------- ---------- -----
  Level 1 - Actively Quoted Markets        (68)    (79)     (9)         -  (156)
  Level 2 - Based on Other Observable
            Pricing Inputs                  93      52      10          6   161
  Level 3 - Based on Unobservable
            Pricing Inputs                  17      21       -          -    38
                                      --------- ------- ------- ---------- -----
Total                                       42      (6)      1          6    43
                                      ========= ======= ======= ========== =====

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

                                                                           Total
------------------------------------------------------------------- ------------
Fair Value at December 31, 2009                                               23
   Change in Fair Value of Contracts                                          19
   Net Losses (Gains) on Contracts Closed                                      1
   Changes in Valuation Techniques and Assumptions (1)                         -
                                                                    ------------
Fair Value at March 31, 2010                                                  43
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

CHEMICALS

HIGHER CHEMICALS CONTRIBUTION INCREASED NET INCOME BY $4 MILLION
Chlor-alkali and chlorate sales revenues in North America were lower during the quarter than the same period last year. Chlorate revenue decreased 8% despite a 12% increase in volumes, as the average price received was 18% lower than last year. Chlor-alkali sale volumes remained consistent; however, price decreases due to competition reduced our revenue by 12%. In Brazil, our revenues were consistent with the first quarter of 2009, as the impact of a slight increase in volumes was offset by a small decrease in price.

The stronger Canadian dollar at March 31, 2010 generated foreign exchange gains of $7 million on the Canexus US-dollar denominated debt. This was higher than the first quarter of 2009 when our chemicals operations recognized foreign exchange translation losses of $6 million.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                          2010          2009
--------------------------------------------------- -------------- -------------
General and Administrative Expense before
   Stock-Based Compensation                                   116           100
Stock-Based Compensation (1)                                    2             -
                                                    -------------- -------------
Total General and Administrative Expense                      118           100
                                                    ============== =============

(1) Includes cash and non-cash expenses related to our tandem option and stock appreciation rights plans.

HIGHER G&A COSTS DECREASED NET INCOME BY $18 MILLION
G&A expenditures before stock-based compensation increased 16% from the first quarter of 2009 primarily as a result of higher employee costs.

Fluctuations in our share price create volatility in our net income as we account for stock-based compensation using the intrinsic-value method. Stock-based compensation increased marginally during the quarter as our share price was largely unchanged from the end of 2009. Cash payments made in connection with our stock-based compensation programs during the three month period ended March 31, 2010 were $3 million (2009 - nil).


INTEREST
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                          2010          2009
--------------------------------------------------- -------------- -------------
Interest                                                       98            94
   Less: Capitalized                                          (18)          (26)
                                                    -------------- -------------
Net Interest Expense                                           80            68
                                                    ============== =============

Effective Interest Rate                                       5.2%          4.9%
                                                    -------------- -------------

HIGHER NET INTEREST EXPENSE REDUCED NET INCOME BY $12 MILLION
Our financing costs increased $4 million from the first quarter of 2009. In July 2009, we issued US$1 billion of long-term notes and additional interest expense in the quarter related to this debt was $17 million. This was partially offset by the strengthening Canadian dollar which decreased our US-denominated interest expense by $13 million.

Capitalized interest was $8 million lower than 2009 as we completed major development projects. Construction completion of our Long Lake Phase 1 facilities and our Ettrick project in the UK North Sea reduced capitalized interest by $10 million and $8 million, respectively. These decreases were partially offset by $6 million of additional capitalized interest on our major development project at Usan, offshore West Africa. We also continue to capitalize interest on the construction of the fourth platform at Buzzard and on our Chemicals technical conversion project in North Vancouver.

INCOME TAXES
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                          2010          2009
--------------------------------------------------- -------------- -------------
Current                                                       259           118
Future                                                       (100)          (87)
                                                    -------------- -------------
Total Provision for Income Taxes                              159            31
                                                    ============== =============

HIGHER TAXES REDUCED NET INCOME BY $128 MILLION
Stronger commodity prices in the first quarter compared to the same period last resulted in an increase to our tax expense. Our future tax expense in 2009 also included the effect of a reduction in Canadian tax rates. Our income tax provision includes current taxes in the United Kingdom, Yemen, Norway, Colombia and the United States.

OTHER
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                          2010          2009
--------------------------------------------------- -------------- -------------
Decrease in Fair Value of Crude Oil Put Options               (16)          (16)
                                                    -------------- -------------

In the fourth quarter of 2009, we purchased put options on 90,000 bbls/d of our 2010 crude oil production. These options establish a WTI floor price of US$50/bbl and provide a base level of price protection without limiting our upside to higher prices. Options on 60,000 bbls/d settle monthly, while the remaining options settle annually. These options are recorded at fair value throughout their term. As a result, changes in forward crude oil prices create gains or losses on these options at each period end. The put options were purchased for $39 million and are carried at fair value. At March 31, 2010, higher crude oil prices reduced the fair value of the options to approximately $1 million, $16 million lower than the end of 2009. In 2009, we recorded a fair value loss of $16 million on our 2009 crude oil put option program.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE
                                                        March 31    December 31
                                                          2010         2009
---------------------------------------------------- ------------- -------------
NET DEBT (1)
       Bank Debt                                            1,770         1,803
       Public Senior Notes                                  4,831         4,982
                                                     ------------- -------------
      Total Senior Debt                                     6,601         6,785
       Subordinated Debt                                      453           466
                                                     ------------- -------------
      Total Debt                                            7,054         7,251
       Less: Cash and Cash Equivalents                     (1,997)       (1,700)
                                                     ------------- -------------
TOTAL NET DEBT                                              5,057         5,551
                                                     ============= =============

EQUITY                                                      7,827         7,646
                                                     ============= =============

(1) Includes all of our borrowings and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

--------------------------------------------------------------------------------
Capital Investment                                                         (556)
Cash Flow from Operating Activities (1)                                     798
                                                                     -----------
  Excess Cash Generated                                                     242

Dividends on Common Shares                                                  (26)
Issue of Common Shares                                                       25
Changes in Restricted Cash                                                   15
Foreign Exchange Translation of US-dollar Debt and Cash                     141
Other                                                                        97
                                                                     -----------
                                                                     -----------
Decrease in Net Debt                                                        494
                                                                     ===========

(1) Includes changes in non-cash working capital. For the three months ended March 31, 2010, $256 million was included as a source of cash flow.

Our net debt decreased approximately $500 million from December 31, 2009 as our cash flow from operating activities exceeded our first quarter capital investment by $242 million. Additionally, the stronger Canadian dollar relative to the US dollar, decreased our US dollar denominated debt and US dollar cash. This reduced net debt by $141 million. Our available liquidity at March 31, 2010 was approximately $3.6 billion, comprised of cash on hand and undrawn credit facilities. Operating cash flows in the oil and gas industry can be volatile as short-term commodity prices are driven by existing supply and demand fundamentals and market volatility. We periodically invest through the lows of the current commodity market to create future growth and value for our shareholders for the long-term. Changes in our non-cash working capital can vary between quarters as our energy marketing net working capital position fluctuates depending on timing of settlement of outstanding positions, the movement in commodity prices and inventory cycles.

CHANGE IN WORKING CAPITAL
                                           March 31   December 31   Increase/
                                            2010          2009      (Decrease)
---------------------------------------- ------------ ------------ ------------
Cash and Cash Equivalents                      1,997        1,700           297
Restricted Cash                                  178          198           (20)
Accounts Receivable                            2,635        2,788          (153)
Inventories and Supplies                         574          680          (106)
Accounts Payable and Accrued Liabilities      (3,084)      (3,038)          (46)
Other                                             (1)          70           (71)
                                         ------------ ------------ ------------
Net Working Capital                            2,299        2,398
                                         ============ ============

We generated cash from reducing working capital requirements since the end of 2009. Cash was generated by selling commodity inventory held by our energy marketing group and timing of crude oil sales in the UK. We sold natural gas trading inventory during the winter heating season. In addition, we are reducing our trading activity to focus on supporting our core physical business as a producer/marketer. Working capital was also reduced from the timing of current tax payments to governments.

At March 31, 2010, our restricted cash consists of margin deposits of $178 million (December 31, 2009 - $198 million) related to exchange-traded derivative financial contracts used by our energy marketing group to hedge physical commodities, and storage, transportation and customer sales contracts. We are required to maintain margin for net out-of-the-money derivative financial contracts.

OUTLOOK FOR REMAINDER OF 2010

We expect our 2010 production to range between 230,000 and 280,000 boe/d (200,000 and 250,000 boe/d after royalties). We expect to continue to fund our 2010 capital investment program using cash flow from operating activities.

Our future liquidity and ability to fully fund capital requirements generally depends upon operating cash flows, existing working capital, unused committed credit facilities, and our ability to access debt and equity markets. Given the long cycle time of some of our development projects and volatile commodity prices, it is not unusual in any year for capital expenditures to exceed our cash flow. Changes in commodity prices, particularly crude oil as it represents approximately 85% of our current production, can impact our operating cash flows. We use short-term contracts to sell the majority of our oil and gas production, exposing us to short-term price movements. A US$1/bbl change in WTI above US$50/bbl is projected to increase or decrease our cash flow from operating activities, after cash taxes, by approximately $36 million for the remainder of 2010. Our exposure to a $0.01 change in the US to Canadian dollar exchange rate is projected to increase or decrease our cash flow by approximately $27 million for the remainder of 2010. While commodity prices can fluctuate significantly in the short term, we believe that over the longer term, commodity prices will continue to remain strong as a result of growth in world demand and delays or shortages in supply growth. We believe that our existing liquidity, balance sheet capacity and capital investment flexibility provides us with the ability to fund our obligations during periods of lower commodity prices.

During the first three months of 2010, we have incurred approximately 20% of our 2010 capital budget and generated cash flow from operating activities in excess of our capital investment by $242 million. We currently have approximately $2 billion of cash and cash equivalents on hand and as well as significant undrawn committed credit facilities available. At March 31, 2010, we had unsecured term credit facilities of US$3.1 billion in place that are available until 2012, of which US$1.5 billion was drawn and US$385 million was used to support outstanding letters of credit. We also have approximately $466 million of undrawn, uncommitted, unsecured credit facilities, of which $116 million was used to support outstanding letters of credit. The average length-to-maturity of our public debt is approximately 17 years.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We included these obligations and commitments in our MD&A in our 2009 Form 10-K.

During the quarter, we sold our European gas and power marketing business. We agreed to maintain our parental guarantees to the existing counterparties until the purchaser is able to replace them. The guarantees expire at the earlier of the purchaser replacing the guarantees and July 25, 2010. We are obligated to perform under the guarantees only if the purchaser does not meet its obligations to the counterparties. Our total exposure is $275 million for which the purchaser has provided us an indemnity and a letter of credit from a highly rated financial institution.

There have been no other significant developments since year-end.

CONTINGENCIES

There are a number of lawsuits and claims pending, the ultimate result of which cannot be ascertained at this time. We record costs as they are incurred or become determinable. We believe the resolution of these matters would not have a material adverse effect on our liquidity, consolidated financial position or results of operations. These matters are described in LEGAL PROCEEDINGS in Item 3 contained in our 2009 Form 10-K. There have been no significant developments since year-end.

NEW ACCOUNTING PRONOUNCEMENTS


CANADIAN PRONOUNCEMENTS
INTERNATIONAL FINANCIAL REPORTING STANDARDS ADOPTION PLAN

We are required to adopt International Financial Reporting Standards (IFRS) for our interim and annual financial reporting purposes beginning January 1, 2011. A project team, consisting of dedicated and experienced personnel who have IFRS knowledge, has been set up to manage this transition and to ensure successful implementation within the required timeframe.

We provided an update on the status of our project in our 2009 Annual Report on Form 10-K, including a summary of accounting differences between Canadian GAAP and IFRS.

The following chart is a summary of our progress since our previous update. Significant changes are highlighted below:


------------------------------------------- ------------------------------------------ -----------------------------------------
KEY ACTIVITY                                KEY MILESTONE                              STATUS
------------------------------------------- ------------------------------------------ -----------------------------------------
Financial Information
------------------------------------------- ------------------------------------------ -----------------------------------------
o   Identify differences between Canadian   o   Comprehensive analysis of IFRS         o   Comprehensive analysis completed
    GAAP and IFRS                               differences identified in the              mid 2009
o   Revise  accounting  policies under IFRS     diagnostics  phase                     o   Received  senior management  approval
o   Identify  potential  adjustments  to    o   Senior  management approval of IFRS        of IFRS accounting policies
    initial IFRS financial statements           accounting policies                    o   Areas of potential adjustment to
o   Develop IFRS-compliant financial        o   Develop draft IFRS financial               opening balance sheet identified
    statements, including transition            statements and disclosures             o   ANALYSIS TO SUPPORT OPENING
    period disclosures                                                                     BALANCE SHEET ADJUSTMENTS IS
                                                                                           UNDERWAY
                                                                                       o   DRAFT IFRS FINANCIAL STATEMENTS AND
                                                                                           NOTE DISCLOSURES ARE SUBSTANTIALLY
                                                                                           COMPLETE
------------------------------------------- ------------------------------------------ -----------------------------------------
Training and Communication
------------------------------------------- ------------------------------------------ -----------------------------------------
o   Develop and deliver  targeted IFRS      o   Delivery of training in 2009           o   Targeted training completed in 2009
    training to employees and management        targeted to affected employees         o   Strategy for follow-up training in
o   Ensure internal and external            o   Ongoing communication with major           2010 developed
    stakeholders receive ongoing                internal and external stakeholders     o   Regular communication with Project
    appropriate communications                                                             Steering Committee, senior
o   Develop and deliver targeted IFRS                                                      management and Audit Committee
    training to senior management and                                                      throughout the year
    Board of Directors                                                                 o   Quarterly disclosure of project
                                                                                           status in MD&A
------------------------------------------- ------------------------------------------ -----------------------------------------
Information Technology
------------------------------------------- ------------------------------------------ -----------------------------------------
o   Ensure systems are able to adequately   o   Be IFRS data capture ready             o    System testing for IFRS data
    support  conversion to IFRS and             January 1, 2010                             capture complete
    ongoing  financial  reporting           o   Ensure dual GAAP  reporting            o    Dual GAAP reporting capability
                                                capability throughout 2010                  testing complete
                                                                                       o    IFRS DATA CAPTURE IN THE
                                                                                            FINANCIAL SYSTEM HAS COMMENCED
------------------------------------------- ------------------------------------------ -----------------------------------------
Business Process
------------------------------------------- ------------------------------------------ -----------------------------------------
o   Ensure business processes and control   o   Implement necessary business process   o    Necessary changes to business
    environment properly support                and key control changes to ensure           process have been designed
    conversion to IFRS and ongoing              adequate  internal control over        o    Key controls designed to ensure
    financial reporting                         financial reporting                         adequate internal control over
                                                                                            financial reporting on IFRS results
                                                                                            throughout 2010
------------------------------------------- ------------------------------------------ -----------------------------------------

At this time, we cannot quantify the impact that the adoption of IFRS will have on our future results of operations or financial position. Additional disclosure of the key elements of our plan and progress on the project will be provided as we move toward the changeover date. We continue to monitor the development of new standards and any changes will be incorporated as required.

US PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to improve fair value measurement disclosures. The guidance requires entities to describe transfers between the three levels of the fair value hierarchy and present items separately in the level 3 reconciliation. This guidance is consistent with fair value measurement disclosures adopted for Canadian GAAP in 2009. Adoption of this guidance did not have an impact on our results of operations or financial position.

EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our own equity securities.

SUMMARY OF QUARTERLY RESULTS


                                                             2008             |                2009                  |    2010
                                                  ----------------------------|--------------------------------------|---------
(Cdn$ millions, except per share amounts)            Jun       Sep       Dec  |     Mar       Jun       Sep      Dec |     Mar
------------------------------------------------- --------- --------- --------|--------- --------- --------- --------|---------
Net Sales                                            2,071    2,213     1,270 |   1,048    1,200     1,097     1,550 |   1,501
                                                                              |                                      |
Net Income (Loss)                                      380      886      (181)|      135       20       122       259|     185
                                                                              |                                      |
Earnings (Loss) Per Common Share ($/share)                                    |                                      |
     Basic                                            0.72     1.68     (0.35)|    0.26     0.04       0.23     0.50 |    0.35
     Diluted                                          0.70     1.66     (0.35)|    0.26     0.04       0.23     0.49 |    0.35
                                                  --------- --------- --------|--------- --------- --------- --------|---------

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

These risks, uncertainties and other factors and their possible impact are discussed more fully in the sections titled RISK FACTORS in Item 1A and QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK and in Item 7A of our 2009 Form 10-K. The impact of any one risk, uncertainty or factor on a particular forward-looking statement is not determinable with certainty as these factors are interdependent, and management's future course of action would depend on an assessment of all information at that time.

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

At March 31, 2010:

o    over 96% of our credit exposures were investment grade;

o approximately 70% of our credit exposures were with a diverse group of integrated oil companies, crude oil refiners and marketers, and large utilities; and

o only two counterparties individually made up more than 10% of our credit exposure. These counterparties are major integrated oil companies with strong investment grade credit ratings.

Further information presented on market risks can be found in Item 7A on pages 92 - 94 in our 2009 Form 10-K and have not materially changed since December 31, 2009.

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

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control during the first three months of 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

                                          NEXEN INC.



                                           /S/ MARVIN F. ROMANOW
                                          -------------------------------------
                                                  Marvin F. Romanow
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)


                                           /S/ BRENDON T. MULLER
                                          -------------------------------------
                                                 Brendon T. Muller
                                                    Controller
                                             (Principal Accounting Officer)