Form 10-Q
period 2010-06-30
NEXEN INC
filed 2010-07-21
CIK 16873

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

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

                              801 - 7th Avenue S.W.
                        Calgary, Alberta, Canada T2P 3P7
                            Telephone (403) 699-4000
                           Web site - www.nexeninc.com
                                      ----------------

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

  Large accelerated filer  X   Accelerated filer       Non-Accelerated filer
                          ---                   ---                         ---

                  Smaller reporting company
                                            ---------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes                       No        X
                     ---------------          ----------------

On June 30, 2010, there were 524,565,491 common shares issued and outstanding.

                                   NEXEN INC.
                                      INDEX

PART I           FINANCIAL INFORMATION                                      Page
       Item 1.   Unaudited Consolidated Financial Statements ..................3
       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (MD&A) ..................33
       Item 3.   Quantitative and Qualitative Disclosures about Market Risk ..56
       Item 4.   Controls and Procedures .....................................56
PART II          OTHER INFORMATION
       Item 1.   Legal Proceedings ...........................................57
       Item 1A.  Risk Factors.................................................57
       Item 6.   Exhibits ....................................................58

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

/d     = per day                            mcf   = thousand cubic feet
bbl    = barrel                             mmcf  = million cubic feet
mbbls  = thousand barrels                   bcf   = billion cubic feet
mmbbls = million barrels                    NGL   = natural gas liquid
mmbtu  = million British thermal units      WTI   = West Texas Intermediate
boe    = barrel of oil equivalent           MW    = Megawatt
mboe   = thousand barrels of oil equivalent GWh   = gigawatt hours
mmboe  = million barrels of oil equivalent  Brent = Dated Brent
PSCTM  = Premium Synthetic CrudeTM          NYMEX = New York Mercantile Exchange
                                            Gj    = Gigajoules

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

On June 30, 2010, the noon-day exchange rate was US$0.9429 for Cdn$1.00, as reported by the Bank of Canada.

                                     PART I

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



                                                                            Page


Unaudited Consolidated Statement of Income
for the Three and Six Months Ended June 30, 2010 and 2009......................4

Unaudited Consolidated Balance Sheet
as at June 30, 2010 and December 31, 2009......................................5

Unaudited Consolidated Statement of Cash Flows
for the Three and Six Months Ended June 30, 2010 and 2009......................6

Unaudited Consolidated Statement of Equity
for the Three and Six Months Ended June 30, 2010 and 2009......................7

Unaudited Consolidated Statement of Comprehensive Income
for the Three and Six Months Ended June 30, 2010 and 2009......................8

Notes to Unaudited Consolidated Financial Statements...........................9

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                             Three Months                  Six Months
                                                                             Ended June 30                Ended June 30
(Cdn$ millions, except per share amounts)                                  2010           2009          2010         2009
---------------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
     Net Sales                                                            1,399          1,138         2,831        2,142
     Marketing and Other (Note 14)                                          164             82           315          339
                                                                   --------------------------------------------------------
                                                                          1,563          1,220         3,146        2,481
                                                                   --------------------------------------------------------
EXPENSES
     Operating                                                              399            295           798          575
     Depreciation, Depletion, Amortization and Impairment                   391            381           757          758
     Transportation and Other                                               159            229           359          426
     General and Administrative                                              70            161           184          255
     Exploration                                                             50             77           143          130
     Interest (Note 9)                                                       77             74           157          142
                                                                   --------------------------------------------------------
                                                                          1,146          1,217         2,398        2,286
                                                                   --------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION
     FOR INCOME TAXES                                                       417              3           748          195
                                                                   --------------------------------------------------------

PROVISION FOR (RECOVERY OF) INCOME TAXES
     Current                                                                264            206           523          324
     Future                                                                 (84)          (228)         (189)        (309)
                                                                   --------------------------------------------------------
                                                                            180            (22)          334           15
                                                                   --------------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS BEFORE NON-
     CONTROLLING INTERESTS                                                  237             25           414          180
     Less: Net Income (Loss) Attributable to Canexus
       Non-Controlling Interests                                             (5)             2             -            5
                                                                   --------------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE
     TO NEXEN INC.                                                          242             23           414          175
     Net Income (Loss) from Discontinued
       Operations (Note 15)                                                  13             (3)           26          (20)
                                                                   --------------------------------------------------------

NET INCOME ATTRIBUTABLE TO NEXEN INC.                                       255             20           440          155
                                                                   ========================================================

EARNINGS PER COMMON SHARE FROM
     CONTINUING OPERATIONS ($/share)
     (Note 16)
     Basic                                                                 0.46           0.05          0.79          0.33
                                                                   ========================================================

     Diluted                                                               0.46           0.05          0.79          0.33
                                                                   ========================================================

Earnings Per Common Share ($/share) (Note 16)
     Basic                                                                 0.49           0.04          0.84          0.30
                                                                   ========================================================

     Diluted                                                               0.49           0.04          0.84          0.30
                                                                   ========================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                                     June 30      December 31
(Cdn$ millions, except share amounts)                                                                   2010             2009
------------------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                                                                          970            1,700
      Restricted Cash                                                                                    113              198
      Accounts Receivable (Note 2)                                                                     2,675            2,788
      Inventories and Supplies (Note 3)                                                                  621              680
      Other                                                                                              106              185
                                                                                                ------------------------------
         Total Current Assets                                                                          4,485            5,551
                                                                                                ------------------------------

   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $10,129 (December 31, 2009 - $10,807)                                          15,755           15,492
   GOODWILL                                                                                              343              339
   FUTURE INCOME TAX ASSETS                                                                            1,340            1,148
   DEFERRED CHARGES AND OTHER ASSETS (NOTE 5)                                                            289              370
   ASSETS HELD FOR SALE (NOTE 15)                                                                        303                -
                                                                                                ------------------------------
TOTAL ASSETS                                                                                          22,515           22,900
                                                                                                ==============================

LIABILITIES
   CURRENT LIABILITIES
      Short-Term Borrowings (Note 9)                                                                     158                -
      Accounts Payable and Accrued Liabilities (Note 8)                                                3,101            3,038
      Accrued Interest Payable                                                                            89               89
      Dividends Payable                                                                                   26               26
                                                                                                ------------------------------
         Total Current Liabilities                                                                     3,374            3,153
                                                                                                ------------------------------

   LONG-TERM DEBT (Note 9)                                                                             6,283            7,251
   FUTURE INCOME TAX LIABILITIES                                                                       2,891            2,811
   ASSET RETIREMENT OBLIGATIONS (Note 11)                                                                859            1,018
   DEFERRED CREDITS AND OTHER LIABILITIES (Note 12)                                                      879            1,021
   LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE (Note 15)                                            149                -

EQUITY
   Nexen Inc. Shareholders' Equity
      Common Shares, no par value
         Authorized:   Unlimited
         Outstanding:  2010 - 524,565,491 shares
                       2009 - 522,915,843 shares                                                       1,088            1,049
      Contributed Surplus                                                                                  -                1
      Retained Earnings                                                                                7,110            6,722
      Accumulated Other Comprehensive Loss                                                              (189)            (190)
                                                                                                ------------------------------
   Total Nexen Inc. Shareholders' Equity                                                               8,009            7,582
      Canexus Non-Controlling Interests                                                                   71               64
                                                                                                ------------------------------
   TOTAL EQUITY                                                                                        8,080            7,646
   COMMITMENTS, CONTINGENCIES AND GUARANTEES (NOTE 17)
                                                                                                ------------------------------
TOTAL LIABILITIES AND EQUITY                                                                          22,515           22,900
                                                                                                ==============================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                             Three Months                  Six Months
                                                                             Ended June 30                Ended June 30
(Cdn$ millions)                                                            2010           2009          2010         2009
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income from Continuing Operations                                    237             25           414          180
   Net Income (Loss) from Discontinued Operations                            13             (3)           26          (20)
   Charges and Credits to Income not Involving
       Cash (Note 18)                                                       270            394           535          713
   Exploration Expense                                                       50             77           143          130
   Changes in Non-Cash Working Capital (Note 18)                            (58)          (340)          198           80
   Other                                                                     (2)           (44)           (8)        (185)
                                                                   --------------------------------------------------------
                                                                            510            109         1,308          898

FINANCING ACTIVITIES
   Proceeds from Short-Term Borrowings                                      156              -           156            -
   Proceeds from (Repayment of) Term Credit
       Facilities, Net                                                   (1,077)           632        (1,077)       1,643
   Proceeds from Canexus Term Credit Facilities, Net                         46             42            68           52
   Dividends Paid on Common Shares                                          (26)           (26)          (52)         (52)
   Distributions Paid to Canexus Non-Controlling Interests                   (2)            (4)           (7)          (7)
   Issue of Common Shares and Exercise of Tandem
       Options for Shares                                                    10              7            35           30
   Other                                                                    (14)             -           (13)          (1)
                                                                   --------------------------------------------------------
                                                                           (907)           651          (890)       1,665

INVESTING ACTIVITIES
   Capital Expenditures
       Exploration and Development                                         (747)          (631)       (1,239)      (1,335)
       Proved Property Acquisitions                                           -              -             -         (755)
       Energy Marketing, Chemicals, Corporate and Other                     (70)           (84)         (134)        (129)
   Proceeds on Disposition of Assets                                         81              1            96           15
   Changes in Non-Cash Working Capital (Note 18)                            (13)           (74)           75          (55)
   Changes in Restricted Cash                                                68             67            83         (247)
   Other                                                                     (4)             1            (7)          (1)
                                                                   --------------------------------------------------------
                                                                           (685)          (720)       (1,126)      (2,507)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
       CASH EQUIVALENTS                                                      55           (120)          (22)         (85)
                                                                   --------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,027)           (80)         (730)         (29)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           1,997          2,054         1,700        2,003
                                                                   --------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD (1)                               970          1,974           970        1,974
                                                                   ============== =========================================

(1) Cash and cash equivalents at June 30, 2010 consist of cash of $237 million and short-term investments of $733 million (June 30, 2009 - cash of $227 million and short-term investments of $1,747 million).


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                               Three Months                 Six Months
                                                                              Ended June 30                Ended June 30
(Cdn$ millions)                                                            2010           2009          2010          2009
----------------------------------------------------------------------------------------------------------------------------

COMMON SHARES, Beginning of Period                                        1,076          1,004         1,049           981
      Issue of Common Shares                                                  8              6            32            29
      Exercise of Tandem Options for Shares                                   2              1             3             1
      Accrued Liability Relating to Tandem Options
         Exercised for Common Shares                                          2              -             4             -
                                                                   ---------------------------------------------------------
   Balance at End of Period                                               1,088          1,011         1,088         1,011
                                                                   =========================================================

CONTRIBUTED SURPLUS, Beginning of Period                                      -              2             1             2
   Exercise of Tandem Options                                                 -              -            (1)            -
                                                                   ---------------------------------------------------------
   Balance at End of Period                                                   -              2             -             2
                                                                   =========================================================

RETAINED EARNINGS, Beginning of Period                                    6,881          6,399         6,722         6,290
      Net Income Attributable to Nexen Inc.                                 255             20           440           155
      Dividends Paid on Common Shares (Note 13)                             (26)           (26)          (52)          (52)
                                                                   ---------------------------------------------------------
   Balance at End of Period                                               7,110          6,393         7,110         6,393
                                                                   =========================================================

ACCUMULATED OTHER COMPREHENSIVE LOSS,
   Beginning of Period                                                     (201)          (128)         (190)         (134)
      Other Comprehensive Income (Loss) Attributable
         to Nexen Inc.                                                       12            (29)            1           (23)
                                                                   ---------------------------------------------------------
   Balance at End of Period (1)                                            (189)          (157)         (189)         (157)
                                                                   =========================================================
(1) Comprised of unrealized foreign currency translation adjustment.

CANEXUS NON-CONTROLLING INTERESTS,
   Beginning of Period                                                       71             52            64            52
      Net Income Attributable to Non-Controlling Interests                   (6)             6             -             9
      Distributions Paid to Non-Controlling Interests                        (6)            (5)          (10)           (9)
      Issue of Partnership Units to Non-Controlling
         Interests                                                           12              1            17             2
                                                                   ---------------------------------------------------------
   Balance at End of Period                                                  71             54            71            54
                                                                   =========================================================

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                              Three Months                  Six Months
                                                                              Ended June 30                Ended June 30
(Cdn$ millions)                                                            2010           2009          2010          2009
---------------------------------------------------------------------------------------------------------------------------
NET INCOME ATTRIBUTABLE TO NEXEN INC.                                       255             20           440           155
   Other Comprehensive Income (Loss),
      Net of Income Taxes:
          Foreign Currency Translation Adjustment
            Net Gains (Losses) on Investment in
             Self-Sustaining Foreign Operations                             209           (459)           62          (285)
            Net Gains (Losses) on Foreign-Denominated
              Debt Hedges of Self-Sustaining Foreign
              Operations (1)                                               (197)           430           (61)          262
                                                                   --------------------------------------------------------
      Other Comprehensive Income (Loss) Attributable
          to Nexen Inc.                                                      12            (29)            1           (23)
                                                                   --------------------------------------------------------
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
   TO NEXEN INC.                                                            267             (9)          441           132
                                                                   ========================================================

(1) Net of income tax recovery for the three months ended June 30, 2010 of $28 million (2009 - $62 million expense) and net of income tax recovery for the six months ended June 30, 2010 of $8 million (2009 - $38 million expense).

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NEXEN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cdn$ millions, except as noted

1.  ACCOUNTING POLICIES

Our Unaudited Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP). The impact of significant differences between Canadian and United States GAAP on the Unaudited Consolidated Financial Statements is disclosed in Note 20. In the opinion of management, the Unaudited Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary to present fairly Nexen Inc.'s (Nexen, we or our) financial position at June 30, 2010 and December 31, 2009 and the results of our operations and our cash flows for the three and six months ended June 30, 2010 and 2009.

We make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements, and revenues and expenses during the reporting period. Our management reviews these estimates on an ongoing basis, including those related to accruals, litigation, environmental and asset retirement obligations, recoverability of assets, income taxes, fair values of derivative assets and liabilities, capital adequacy and determination of proved reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates. The results of operations and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for the year ending December 31, 2010. As at July 14, 2010, there are no material subsequent events requiring additional disclosure in or amendment to these financial statements.

These Unaudited Consolidated Financial Statements should be read in conjunction with our Audited Consolidated Financial Statements included in our 2009 Form 10-K. The accounting policies we follow are described in Note 1 of the Audited Consolidated Financial Statements included in our 2009 Form 10-K.


CHANGES IN ACCOUNTING POLICIES

OIL AND GAS RESERVE ESTIMATES
In early 2010, the Financial Accounting Standards Board issued guidance for OIL AND GAS RESERVE ESTIMATION AND DISCLOSURE, which is effective for years ended December 31, 2009. The guidance expands the definition of oil and gas producing activities to: i) include unconventional sources such as oil sands; ii) change the price used in reserve estimation from the year-end price to the simple average of the first-day-of-the-month price for the previous 12 months, and iii) require disclosures for geographic areas that represent 15% or more of proved reserves.

We follow the successful efforts method of accounting for our oil and gas activities, which use the estimated proved reserves we believe are recoverable from our oil and gas properties. Specifically, reserves estimates are used to calculate our unit-of-production depletion rates and to assess, when necessary, our oil and gas assets for impairment. Adoption of these amendments changed our estimate of reserves used to calculate depletion in 2010. As a result of the amendments, depletion expense for continuing operations for the three and six months ended June 30, 2010 increased by $11 million and $24 million, net income from continuing operations decreased by $7 million and $16 million, and earnings per common share decreased by $0.02/share and $0.04/share, respectively.

2.   ACCOUNTS RECEIVABLE

                                                                                            June 30        December 31
                                                                                               2010               2009
-----------------------------------------------------------------------------------------------------------------------
Trade
     Energy Marketing                                                                         1,515              1,410
     Energy Marketing Derivative Contracts (Note 6)                                             260                466
     Oil and Gas                                                                                793                823
     Chemicals and Other                                                                         49                 44
                                                                                ---------------------------------------
                                                                                              2,617              2,743
Non-Trade                                                                                       111                 99
                                                                                ---------------------------------------
                                                                                              2,728              2,842
Allowance for Doubtful Receivables                                                              (53)               (54)
                                                                                ---------------------------------------
Total                                                                                         2,675              2,788
                                                                                =======================================

3.   INVENTORIES AND SUPPLIES
                                                                                            June 30        December 31
                                                                                               2010               2009
-----------------------------------------------------------------------------------------------------------------------
Finished Products
     Energy Marketing                                                                           473                548
     Oil and Gas                                                                                 32                 25
     Chemicals and Other                                                                         10                 12
                                                                                ---------------------------------------
                                                                                                515                585
Work in Process                                                                                   7                  7
Field Supplies                                                                                   99                 88
                                                                                ---------------------------------------
Total                                                                                           621                680
                                                                                ==================== ==================

4.   SUSPENDED EXPLORATION WELL COSTS

The following table shows the changes in capitalized exploratory well costs during the six months ended June 30, 2010 and the year ended December 31, 2009, and does not include amounts that were initially capitalized and subsequently expensed in the same period. Suspended exploration well costs are included in property, plant and equipment.

                                                                                         Six Months         Year Ended
                                                                                      Ended June 30        December 31
                                                                                               2010               2009
-----------------------------------------------------------------------------------------------------------------------
Beginning of Period                                                                             794                518
     Exploratory Well Costs Capitalized Pending the Determination of
       Proved Reserves                                                                          206                396
     Capitalized Exploratory Well Costs Charged to Expense                                       (2)               (56)
     Transfers to Wells, Facilities and Equipment Based on
       Determination of Proved Reserves                                                          (1)               (21)
     Effects of Foreign Exchange Rate Changes                                                     7                (43)
                                                                                ---------------------------------------
End of Period                                                                                 1,004                794
                                                                                =======================================

The following table provides an aging of capitalized exploratory well costs based on the date drilling was completed and shows the number of projects for which exploratory well costs have been capitalized for a period greater than one year after the completion of drilling as at June 30, 2010.

                                                       United                          United
Aging of Suspended Exploration Wells                  Kingdom          Canada          States        Nigeria            Total
------------------------------------------------------------------------------------------------------------------------------
Less than 1 year                                           60             162              89              13             324
1-3 years                                                 136             348              44               -             528
4-5 years                                                  57               -              74               -             131
Greater than 5 years                                        -               -               -              21              21
                                                ------------------------------------------------------------------------------
Total                                                     253             510             207              34           1,004
                                                ==============================================================================
Number of Wells Capitalized for Greater than
   One Year                                                 8              13               2               1              24
                                                ==============================================================================

As at June 30, 2010, we have exploratory costs that have been capitalized for more than one year relating to our shale gas exploratory activities in Canada ($348 million), interests in eight exploratory blocks in the North Sea ($193 million), two exploratory blocks in the Gulf of Mexico ($118 million), and our interest in an exploratory block offshore Nigeria ($21 million). These costs relate to projects with successful exploration wells for which we have not been able to recognize proved reserves. We are assessing all of these wells and projects, and are working with our partners to prepare development plans, drill additional appraisal wells or otherwise assess commercial viability.

5.   DEFERRED CHARGES AND OTHER ASSETS

                                                                                               June 30            December 31
                                                                                                  2010                   2009
------------------------------------------------------------------------------------------------------------------------------
Long-Term Energy Marketing Derivative Contracts (Note 6)                                           160                    225
Defined Benefit Pension Assets                                                                      53                     60
Long-Term Capital Prepayments                                                                       23                     27
Other                                                                                               53                     58
                                                                                   -------------------------------------------
Total                                                                                              289                    370
                                                                                   ===========================================

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

In our energy marketing group, we enter into contracts to purchase and sell crude oil, natural gas and other energy commodities, and use derivative contracts, including futures, forwards, swaps and options, for hedging and trading purposes (collectively derivatives). We also use derivatives to manage commodity price risk and foreign currency risk for non-trading purposes. We categorize our derivative instruments as trading or non-trading activities and carry the instruments at fair value on our balance sheet. The derivatives section in the following section details our derivatives and fair values as at June 30, 2010. The fair values are included with accounts receivable or payable and are classified as long-term or short-term based on anticipated settlement date. Any change in fair value is included in marketing and other income. Related amounts posted as margin for exchange-traded positions are recorded in restricted cash.

We carry our long-term debt at amortized cost using the effective interest rate method. At June 30, 2010, the estimated fair value of our long-term debt was $6,736 million (December 31, 2009 - $7,594 million) as compared to the carrying value of $6,283 million (December 31, 2009 - $7,251 million). The fair value of long-term debt is estimated based on prices provided by quoted markets and third-party brokers.

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

                                                                                    June 30        December 31
                                                                                       2010               2009
---------------------------------------------------------------------------------------------------------------
  Commodity Contracts                                                                   260                463
  Foreign Exchange Contracts                                                              -                  3
                                                                        ---------------------------------------
   Accounts Receivable (Note 2)                                                         260                466
                                                                        ---------------------------------------

  Commodity Contracts                                                                   160                225
                                                                        ---------------------------------------
   Deferred Charges and Other Assets (Note 5) (1)                                       160                225
                                                                        ---------------------------------------

Total Trading Derivative Assets                                                         420                691
                                                                        =======================================

  Commodity Contracts                                                                   202                410
  Foreign Exchange Contracts                                                              6                 46
                                                                        ---------------------------------------
   Accounts Payable and Accrued Liabilities (Note 8)                                    208                456
                                                                        ---------------------------------------

  Commodity Contracts                                                                   156                212
                                                                        ---------------------------------------
   Deferred Credits and Other Liabilities (Note 12) (1)                                 156                212
                                                                        ---------------------------------------

Total Trading Derivative Liabilities                                                    364                668
                                                                        =======================================

Total Net Trading Derivative Contracts                                                   56                 23
                                                                        =======================================

(1) These derivative contracts settle beyond 12 months and are considered non-current; once settlement is within 12 months, they are included in accounts receivable or accounts payable.

Excluding the impact of netting arrangements, the fair value of derivative instruments is as follows:

                                                                                    June 30        December 31
                                                                                       2010               2009
---------------------------------------------------------------------------------------------------------------
Current Trading Assets                                                                1,687              2,625
Non-Current Trading Assets                                                              511                716
                                                                        ---------------------------------------
  Total Trading Derivative Assets                                                     2,198              3,341
                                                                        =======================================

Current Trading Liabilities                                                           1,635              2,615
Non-Current Trading Liabilities                                                         507                703
                                                                        ---------------------------------------
  Total Trading Derivative Liabilities                                                2,142              3,318
                                                                        =======================================

                                                                        ---------------------------------------
Total Net Trading Derivative Contracts                                                   56                 23
                                                                        =======================================

Trading revenues generated by our energy marketing group include gains and losses on derivative instruments and non-derivative instruments such as physical inventory. During the three and six months ended June 30, 2010, the following trading revenues were recognized in marketing and other income:

                                                                               Three Months         Six Months
                                                                              Ended June 30      Ended June 30
                                                                                       2010               2010
---------------------------------------------------------------------------------------------------------------
Commodity                                                                               113                204
Foreign Exchange                                                                         (1)                (6)
                                                                        ---------------------------------------
  Marketing Revenue                                                                     112                198
                                                                        =======================================

As an energy marketer, we may undertake several transactions during a period to execute a single sale of physical product. Each transaction may be represented by one or more derivative instruments including a physical buy, physical sell, and in many cases, numerous financial instruments for economic hedging and trading purposes. The absolute notional volumes associated with our derivative instrument transactions for the three and six months ended June 30, 2010, are as follows:

                                                                               Three Months         Six Months
                                                                              Ended June 30      Ended June 30
                                                                                       2010               2010
---------------------------------------------------------------------------------------------------------------
Natural Gas                                                 bcf/d                       5.5                9.1
Crude Oil                                                mmbbls/d                       3.6                3.4
Power                                                       GWh/d                       0.5                0.9
Foreign Exchange                                     US$ millions                       834              1,621
Foreign Exchange                                    Euro millions                         -                 53
                                                                        ---------------------------------------

(b)  DERIVATIVE CONTRACTS RELATED TO NON-TRADING ACTIVITIES

The fair value and carrying amounts of derivative instruments related to non-trading activities are as follows:

                                                                                    June 30        December 31
                                                                                       2010               2009
---------------------------------------------------------------------------------------------------------------
Accounts Receivable                                                                       2                 13
Deferred Charges and Other Assets (1)                                                     -                  4
                                                                        ---------------------------------------
  Total Non-Trading Derivative Assets                                                     2                 17
                                                                        =======================================

Accounts Payable and Accrued Liabilities                                                 13                 26
                                                                        ---------------------------------------
  Total Non-Trading Derivative Liabilities                                               13                 26
                                                                        =======================================

  Total Net Non-Trading Derivative Assets (2)                                           (11)                (9)
                                                                        =======================================

(1) These derivative contracts settle beyond 12 months and are considered non-current.
(2) The net fair value of these derivatives is equal to the gross fair value before consideration of netting arrangements and collateral posted or received with counterparties.

CRUDE OIL PUT OPTIONS
In 2009, we purchased put options on 90,000 bbls/d of our 2010 crude oil production for $39 million. These options establish a WTI floor price of US$50/bbl on these volumes and provide a base level of price protection without limiting our upside to higher prices. Options on 60,000 bbls/d settle monthly, while the remaining options settle annually. These options are recorded at fair value throughout their term. As a result, changes in forward crude oil prices create gains or losses on these options at each period end. Lower forward crude oil prices at June 30, 2010 compared to the end of the previous quarter increased the fair value of the options to approximately $2 million.

                                                                                                  Change in Fair Value
                                                                                             ---------------------------------
                                                                                                Three Months       Six Months
                                                                                                       Ended            Ended
                                              Notional                Average       Fair            June 30,         June 30,
                                              Volumes       Term    Floor Price    Value                2010             2010
------------------------------------------------------------------------------------------------------------------------------
                                              (bbls/d)               (US$/bbl)
WTI Crude Oil Put Options (monthly)            60,000       2010         50            2                   1             (11)
WTI Crude Oil Put Options (annual)             30,000       2010         50            -                   -              (4)
                                                                                   -------------------------------------------
                                                                                       2                   1             (15)
                                                                                   ===========================================

FIXED-PRICE NATURAL GAS CONTRACTS AND NATURAL GAS SWAPS
We have fixed-price natural gas sales contracts and offsetting natural gas swaps that are not part of our trading activities. These sales contracts and swaps are carried at fair value and are classified as current based on their anticipated settlement date. Any change in fair value is included in marketing and other income.

                                                                                                   Change in Fair Value
                                                                                             ---------------------------------
                                                                                                 Three Months      Six Months
                                                                                                        Ended           Ended
                                              Notional                 Average        Fair           June 30,        June 30,
                                              Volumes       Term     Floor Price     Value               2010            2010
------------------------------------------------------------------------------------------------------------------------------
                                               (Gj/d)                  ($/Gj)
Fixed-Price Natural Gas Contracts              15,514       2010        2.28           (3)                  -             (4)
Natural Gas Swaps                              15,514       2010        7.60          (10)                  -              4
                                                                                   -------------------------------------------
                                                                                      (13)                  -              -
                                                                                   ===========================================

(c)  FAIR VALUE OF DERIVATIVES

Our processes for estimating and classifying the fair value of our derivative contracts are consistent with those in place at December 31, 2009. The following table includes our derivatives carried at fair value for our trading and non-trading activities as at June 30, 2010. Financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels.

Net Derivatives at June 30, 2010                                          Level 1       Level 2       Level 3         Total
----------------------------------------------------------------------------------------------------------------------------
  Commodity Contracts                                                         (85)          123            24            62
  Foreign Exchange Contracts                                                    -            (6)            -            (6)
                                                                     -------------------------------------------------------
Trading Derivatives                                                           (85)          117            24            56
Non-Trading Derivatives                                                         -           (11)            -           (11)
                                                                     -------------------------------------------------------
Total                                                                         (85)          106            24            45
                                                                     =======================================================

A reconciliation of changes in the fair value of our derivatives classified as Level 3 for the six months ended June 30, 2010 is provided below:

                                                                                   Level 3
-------------------------------------------------------------------------------------------
Beginning of Period                                                                     42
  Realized and Unrealized Gains (Losses)                                                (5)
  Purchases                                                                              -
  Settlements                                                                          (13)
  Transfers Into Level 3                                                                 -
  Transfers Out of Level 3                                                               -
                                                                              -------------
End of Period                                                                           24
                                                                              =============

Unsettled gains relating to instruments still held as of June 30, 2010                  (5)
                                                                              =============

Items classified in Level 3 are generally economically hedged such that gains or losses on positions classified in Level 3 are often offset by gains or losses on positions classified in Level 1 or 2. Transfers into or out of Level 3 represent existing assets and liabilities that were either previously categorized as a higher level for which the inputs became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Fair values of instruments in Level 3 are determined using broker quotes, pricing services and internally-developed inputs. We performed a sensitivity analysis of inputs used to calculate the fair value of Level 3 instruments. Using reasonably possible alternative assumptions, the fair value of Level 3 instruments at June 30, 2010 would change by $12 million (December 31, 2009 - $12 million).

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

Our risk management activities include prescribed capital limits and the use of tools such as Value-at-Risk (VaR) and stress testing consistent with the methodology used at December 31, 2009. Our period end, high, low and average VaR amounts for the three and six months ended June 30, 2010 are as follows:

                                                                       Three Months                Six Months
                                                                       Ended June 30              Ended June 30
Value-at-Risk                                                        2010          2009         2010          2009
-------------------------------------------------------------------------------------------------------------------
Period End                                                              8            15             8           15
High                                                                   15            19            15           24
Low                                                                     7            13             7           13
Average                                                                12            15            12           17
                                                             ------------------------------------------------------

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

We designate most of our US-dollar borrowings as a hedge against our US-dollar net investment in self-sustaining foreign operations. The foreign exchange gains or losses related to the effective portion of our designated US-dollar debt are included in accumulated other comprehensive income in shareholders' equity. Our net investment in self-sustaining foreign operations and our designated US-dollar debt at June 30, 2010 and December 31, 2009 are as follows:

                                                                                  June 30            December 31
(US$ millions)                                                                       2010                   2009
-----------------------------------------------------------------------------------------------------------------
Net Investment in Self-Sustaining Foreign Operations                                4,513                  4,492
Designated US-Dollar Debt                                                           4,513                  4,492
                                                                        -----------------------------------------

For the three and six months ended June 30, 2010, the ineffective portion of our US-dollar debt resulted in a net foreign exchange loss of $39 million and $18 million, respectively ($34 million and $16 million respectively, net of income tax expense) and is included in marketing and other income. A one cent change in the US dollar to Canadian dollar exchange rate would increase or decrease our accumulated other comprehensive income by approximately $45 million, net of income tax, and would increase or decrease our net income by approximately $5 million, net of income tax.

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

(b)  CREDIT RISK

Credit risk affects our oil, gas and chemicals operations, and our trading and non-trading derivative activities, and is the risk of loss if counterparties do not fulfill their contractual obligations. Most of our credit exposure is with counterparties in the energy industry, including integrated oil companies, refiners and utilities, and are subject to normal industry credit risk.
Approximately 81% of our exposure is with these large energy companies. This concentration of risk within the energy industry is reduced because of our broad base of domestic and international counterparties. Our processes to manage this risk are consistent with those in place at December 31, 2009.

At June 30, 2010, only two counterparties individually made up more than 10% of our credit exposure. These counterparties are major integrated oil companies with a strong investment grade credit rating. One other counterparty made up more than 5% of our credit exposure. The following table illustrates the composition of credit exposure by credit rating.

                                                                                    June 30        December 31
CREDIT RATING                                                                          2010               2009
--------------------------------------------------------------------------------------------------------------
A or higher                                                                            65%                67%
BBB                                                                                    26%                26%
Non-Investment Grade                                                                    9%                 7%
                                                                        --------------------------------------
TOTAL                                                                                 100%               100%
                                                                        ======================================

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

Collateral received from customers at June 30, 2010 includes $1 million of cash and $302 million of letters of credit. The cash received is included in accounts payable and accrued liabilities.

(c)  LIQUIDITY RISK

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We require liquidity specifically to fund capital requirements, satisfy financial obligations as they come due, and to operate our energy marketing business. We generally rely on operating cash flows to provide liquidity and we also maintain significant undrawn committed credit facilities. At June 30, 2010, we had approximately $3.8 billion of cash and available committed lines of credit. This includes approximately $1 billion of cash and cash equivalents on hand and undrawn term credit facilities of $2.8 billion, of which $336 million was supporting letters of credit at June 30, 2010. These facilities are available until 2014 unless extended. We also have about $467 million of uncommitted credit facilities, of which $158 million was drawn and $24 million was supporting letters of credit at June 30, 2010.

The following table details the contractual maturities for our non-derivative financial liabilities, including both the principal and interest cash flows at June 30, 2010:

                                                  Less than                                        More than
                                       Total         1 Year       1-3 Years      4-5 Years           5 Years
-------------------------------------------------------------------------------------------------------------
Long-Term Debt                         6,383              -             360            1,304           4,719
Interest on Long-Term Debt (1)         7,970            364             728              675           6,203
                                  ---------------------------------------------------------------------------
Total                                 14,353            364           1,088            1,979          10,922
                                  ===========================================================================

(1)  Excludes  interest  on  term  credit  facilities  of $477  million  (US$450 million) and Canexus term credit facilities of $307 million (US$289 million) as the amounts drawn on the facilities fluctuate. Based on amounts drawn at June 30, 2010 and existing variable interest rates, we would be required to pay $28 million per year until the outstanding amounts on the term credit facilities are repaid.

The following table details contractual maturities for our derivative financial liabilities. The balance sheet amounts for derivative financial liabilities included below are not materially different from the contractual amounts due on maturity.

                                                  Less than                                        More than
                                       Total         1 Year       1-3 Years      4-5 Years           5 Years
-------------------------------------------------------------------------------------------------------------
Trading Derivatives (Note 6)             364            208             139             17                -
Non-Trading Derivatives (Note 6)          13             13               -              -                -
                                        ---------------------------------------------------------------------
Total                                    377            221             139             17                -
                                        =====================================================================

The commercial agreements our energy marketing group enter into often include financial assurance provisions that allow us and our counterparties to effectively manage credit risk. The agreements normally require collateral to be posted if an adverse credit-related event occurs, such as a drop in credit ratings to non-investment grade. Based on contracts in place and commodity prices at June 30, 2010, we could be required to post collateral of up to $785 million if we were downgraded to non-investment grade. These obligations are reflected on our balance sheet. The posting of collateral secures the payment of such amounts. In the event of a ratings downgrade, we have trading inventories and receivables that can be quickly monetized as well as undrawn credit facilities.

At June 30, 2010, collateral posted with counterparties includes $133 million of letters of credit related to our trading activities. Cash posted is included with our accounts receivable. Cash collateral is not normally applied to contract settlement. Once a contract has been settled, the collateral amounts are refunded. If there is a default, the cash is retained. Our exchange-traded derivative contracts are also subject to margin requirements. We have margin deposits of $113 million (December 31, 2009 - $198 million), which have been included in restricted cash.

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                   June 30       December 31
                                                                                      2010              2009
-------------------------------------------------------------------------------------------------------------
Energy Marketing Payables                                                            1,256             1,366
Energy Marketing Derivative Contracts (Note 6)                                         208               456
Accrued Payables                                                                       658               619
Trade Payables                                                                         198               210
Income Taxes Payable                                                                   449               179
Stock-Based Compensation                                                                30                72
Other                                                                                  302               136
                                                                        -------------------------------------
Total                                                                                3,101             3,038
                                                                        =====================================

9.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT
                                                                                   June 30       December 31
                                                                                      2010              2009
-------------------------------------------------------------------------------------------------------------
Canexus Term Credit Facilities, due 2012 (US$289 million drawn) (a)                    307               233
Canexus Notes, due 2013 (US$50 million)                                                 53                52
Notes, due 2013 (US$500 million)                                                       530               523
Term Credit Facilities, due 2014 (US$450 million drawn) (b)                            477             1,570
Canexus Convertible Debentures, due 2014                                                32                46
Notes, due 2015 (US$250 million)                                                       265               262
Notes, due 2017 (US$250 million)                                                       265               262
Notes, due 2019 (US$300 million)                                                       318               314
Notes, due 2028 (US$200 million)                                                       212               209
Notes, due 2032 (US$500 million)                                                       530               523
Notes, due 2035 (US$790 million)                                                       838               827
Notes, due 2037 (US$1,250 million)                                                   1,326             1,308
Notes, due 2039 (US$700 million)                                                       742               733
Subordinated Debentures, due 2043 (US$460 million)                                     488               481
                                                                        -------------------------------------
                                                                                     6,383             7,343
Unamortized Debt Issue Costs                                                          (100)              (92)
                                                                        -------------------------------------
Total Long-Term Debt                                                                 6,283             7,251
                                                                        =====================================

(a)      CANEXUS TERM CREDIT FACILITIES

Canexus has $451 million (US$425 million) of committed, secured term credit facilities available until August 2012. At June 30, 2010, $307 million (US$289 million) was drawn on these facilities (December 31, 2009 - $233 million (US$223 million)). Borrowings are available as Canadian bankers' acceptances,
LIBOR-based loans, Canadian prime rate loans or US-dollar base rate loans. Interest is payable monthly at floating rates. The term credit facilities are secured by a floating charge debenture over all of Canexus' assets. The credit facility also contains covenants with respect to certain financial ratios of Canexus. The weighted-average interest rate on the Canexus term credit facilities was 4.3% for the three months ended June 30, 2010 (three months ended June 30, 2009 - 2.1%) and 3.0% for the six months ended June 30, 2010 (six months ended June 30, 2009 - 2.4%).

(b)      TERM CREDIT FACILITIES

We have unsecured term credit facilities of $3.2 billion (US$3.1 billion) which are available until 2014. At June 30, 2010, $477 million (US$450 million) was drawn on these facilities (December 31, 2009 - $1.6 billion (US$1.5 billion)). Borrowings are available as Canadian bankers' acceptances, LIBOR-based loans, Canadian prime rate loans, US-dollar base rate loans or British pound call-rate loans. Interest is payable monthly at a floating rate. The weighted-average interest rate on our term credit facilities was 1.3% for the three months ended June 30, 2010 (three months ended June 30, 2009 - 1.1%) and 1.1% for the six months ended June 30, 2010 (six months ended June 30, 2009 - 1.1%). At June 30, 2010, $336 million (US$317 million) of these facilities were utilized to support outstanding letters of credit (December 31, 2009 - $407 million (US$389 million)).

(c)      INTEREST EXPENSE

                                                                     Three Months                 Six Months
                                                                     Ended June 30               Ended June 30
                                                                   2010          2009          2010          2009
------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                       94            89           188           178
Other                                                                 5             3             9             8
                                                             -----------------------------------------------------
Total                                                                99            92           197           186
   Less: Capitalized                                                (22)          (18)          (40)          (44)
                                                             -----------------------------------------------------
Total                                                                77            74           157           142
                                                             =====================================================

Capitalized interest relates to and is included as part of the cost of our oil and gas properties. The capitalization rates are based on our weighted-average cost of borrowings.

(d)  SHORT-TERM BORROWINGS

Nexen has uncommitted, unsecured credit facilities of approximately $467 million (US$446 million), of which $158 million (US$149 million) were drawn at June 30, 2010 (December 31, 2009 - nil). We also utilized $24 million (US$23 million) of these facilities to support outstanding letters of credit at June 30, 2010 (December 31, 2009 - $86 million (US$82 million)). Interest is payable at floating rates.

10.  CAPITAL MANAGEMENT

Our objectives and processes for managing our capital structure are consistent with those in place at December 31, 2009. Our capital consists of equity, short-term borrowings, long-term debt and cash and cash equivalents as follows:

                                                                         June 30       December 31
                                                                            2010              2009
---------------------------------------------------------------------------------------------------
NET DEBT (1)
  Short-Term Borrowings                                                      158                 -
  Long-Term Debt                                                           6,283             7,251
                                                             --------------------------------------
Total Debt                                                                 6,441             7,251
     Less: Cash and Cash Equivalents                                        (970)           (1,700)
                                                             --------------------------------------
Total                                                                      5,471             5,551
                                                             ======================================
EQUITY (2)                                                                 8,080             7,646
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

We use the ratio of net debt to adjusted cash flow as a key indicator of our leverage and to monitor the strength of our balance sheet. For the twelve months ended June 30, 2010, the net debt to adjusted cash flow was 2.3 times compared to 2.5 times at December 31, 2009. While we typically expect the target ratio to fluctuate between 1.0 and 2.0 times under normalized commodity prices, this can be higher or lower depending on commodity price volatility, where we are in the investment cycle, or when we identify strategic opportunities requiring additional investment. Whenever we exceed our target ratio, we assess whether we need to identify specific actions to reduce our leverage and lower this ratio back to target levels over time.

Our interest coverage ratio monitors our ability to fund the interest requirements associated with our debt. Our interest coverage increased from 8.5 times at the end of 2009 to 9.1 times at June 30, 2010. Interest coverage is calculated by dividing our adjusted EBITDA by interest expense before capitalized interest. Adjusted EBITDA is a non-GAAP measure that is calculated using net income excluding interest expense, provision for income taxes, exploration expenses, DD&A, impairment and other non-cash expenses. The calculation of adjusted EBITDA is set out in the following table and is unlikely to be comparable to similar measures presented by others.

                                                                    Twelve Months        Year Ended
                                                                    Ended June 30       December 31
                                                                             2010              2009
----------------------------------------------------------------------------------------------------
Net Income Attributable to Nexen Inc.                                         821               536
  Add:
     Interest Expense                                                         327               312
     Provision for Income Taxes                                               595               260
     Depreciation, Depletion, Amortization and Impairment                   1,771             1,802
     Exploration Expense                                                      315               302
     Recovery of Non-Cash Stock-Based Compensation                            (93)              (10)
     Change in Fair Value of Crude Oil Put Options                             71               251
     Other Non-Cash Expenses                                                 (161)             (136)
                                                              --------------------------------------
Adjusted EBITDA                                                             3,646             3,317
                                                              ======================================

11.  ASSET RETIREMENT OBLIGATIONS

Changes in carrying amounts of the asset retirement obligations associated with our Property, Plant & Equipment (PP&E) are as follows:

                                                                                          Six Months        Year Ended
                                                                                       Ended June 30       December 31
                                                                                                2010              2009
-----------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period                                                                 1,053             1,059
  Obligations Incurred with Development Activities                                                23                27
  Obligations Settled                                                                            (15)              (42)
  Accretion Expense                                                                               33                70
  Revisions to Estimates                                                                         (35)               13
  Obligations Reclassified to Liabilities Associated with Assets Held for Sale                  (121)                -
  Effects of Changes in Foreign Exchange Rate                                                    (15)              (74)
                                                                                 --------------------------------------
Balance at End of Period 1, (2)                                                                  923             1,053
                                                                                 ======================================

(1) Obligations due within 12 months of $64 million (December 31, 2009 - $35 million) have been included in accounts payable and accrued liabilities.
(2)  Obligations  relating to our oil and gas activities  amount to $889 million
     (December 31, 2009 - $1,002 million) and obligations relating to our chemicals business amount to $34 million (December 31, 2009 - $51 million).

Our total estimated undiscounted inflated asset retirement obligations amount to $2,167 million (December 31, 2009 - $2,341 million). We discounted the total estimated asset retirement obligations using a weighted-average, credit-adjusted, risk-free rate of 5.9%. Approximately $215 million included in our asset retirement obligations is expected to be settled over the next five years. The remaining obligations settle beyond five years and are expected to be funded by future cash flows from our operations.

12.  DEFERRED CREDITS AND OTHER LIABILITIES

                                                                                            June 30       December 31
                                                                                               2010              2009
----------------------------------------------------------------------------------------------------------------------
Deferred Tax Credit                                                                             451               503
Long-Term Energy Marketing Derivative Contracts (Note 6)                                        156               212
Defined Benefit Pension Obligations (1)                                                          77                76
Capital Lease Obligations                                                                        43                61
Deferred Transportation Revenue                                                                  37                55
Other                                                                                           115               114
                                                                                 -------------------------------------
Total                                                                                           879             1,021
                                                                                 =====================================

(1) The obligations are secured by letters of credit drawn on our term credit facilities.

13.  SHAREHOLDERS' EQUITY

DIVIDENDS

Dividends per common share for the three months ended June 30, 2010 were $0.05 per common share (2009 - $0.05). Dividends per common share for the six months ended June 30, 2010 were $0.10 per common share (2009 - $0.10).Dividends paid to holders of common shares have been designated as "eligible dividends" for Canadian tax purposes.

14.  MARKETING AND OTHER INCOME

                                                                      Three Months                 Six Months
                                                                      Ended June 30               Ended June 30
                                                                    2010          2009          2010          2009
-------------------------------------------------------------------------------------------------------------------
Marketing Revenue, Net                                               112           221           198           488
Long Lake Purchased Bitumen Sales                                     10             -            38             -
Gain on Sale of Assets                                                83             1            80             8
Change in Fair Value of Crude Oil Put Options                          1          (179)          (15)         (195)
Interest                                                               1             1             5             3
Foreign Exchange Gain                                                (28)            -             6            19
Other (1)                                                            (15)           38             3            16
                                                             ------------------------------------------------------
Total                                                                164            82           315           339
                                                             ======================================================

(1) Includes non-cash mark-to-market losses that will reverse with the sale of North America Natural Gas Energy Marketing as described in Note 15.


15.      ASSET DISPOSITIONS

CANADIAN HEAVY OIL PROPERTIES
During the quarter, we signed an agreement to sell our heavy oil properties in Canada for proceeds of $975 million before closing adjustments. The sale is expected to close in the third quarter following receipt of regulatory approvals. On closing, we expect to realize a gain of over $750 million. The results of operations from these properties have been presented as discontinued operations. The properties are considered assets held for sale at June 30, 2010. The following tables provide the assets and liabilities that are associated with the heavy oil properties.

                                                                                                        June 30
                                                                                                           2010
-----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, Net of Accumulated DD&A                                                      303
Asset Retirement Obligations                                                                               (121)
Deferred Credits and Other Liabilities                                                                      (28)
                                                                                             --------------------
Total                                                                                                       154
                                                                                             ====================

Discontinued operations from these assets are:

                                                                     Three Months                 Six Months
                                                                     Ended June 30               Ended June 30
                                                                   2010          2009          2010          2009
------------------------------------------------------------------------------------------------------------------
Revenues and Other Income
   Net Sales                                                         56            62           125           106
                                                             -----------------------------------------------------

Expenses
   Operating                                                         22            25            45            50
   Depreciation, Depletion, Amortization and Impairment              12            32            34            64
   General and Administrative                                         5             6             9            12
   Transportation and Other                                           -             3             2             7
                                                             -----------------------------------------------------
                                                                     39            66            90           133
                                                             -----------------------------------------------------

Income (Loss) before Provision for Income Taxes                      17            (4)           35           (27)
Provision for (Recovery of) Future Income Taxes                       4            (1)            9            (7)
                                                             -----------------------------------------------------

Net Income (Loss) from Discontinued Operations                       13            (3)           26           (20)
                                                             =====================================================

Earnings (Loss) Per Common Share
   Basic                                                           0.03        (0.01)         0.05          (0.03)
                                                             =====================================================
   Diluted                                                         0.03        (0.01)         0.05          (0.03)
                                                             =====================================================

NORTH AMERICA NATURAL GAS ENERGY MARKETING
During the quarter, we signed an agreement to sell our North American natural gas marketing business. The transaction is expected to close in the third quarter, subject to customary closing conditions. The sale is expected to be cash neutral and we expect to recognize a non-cash loss on the sale of between $250 million and $290 million. On closing, the purchaser will acquire our North American natural gas business including our storage and transportation commitments, natural gas inventory, related financial and physical derivative positions, and margin collateral posted. In the period between signing and closing, we have agreements with the purchaser which transfers the market risk of our contracts and inventory to the purchaser unless we breach our obligation to close the sale. These agreements are derivative instruments carried at fair value on our balance sheet with gains and losses included in marketing and other income.

CANADIAN UNDEVELOPED OIL SAND LEASES
During the quarter, we sold our non-core lands in the Athabasca region for proceeds of $81 million. We had no plans to develop these lands for at least a decade. We recognized a gain on sale of $80 million.

16.      EARNINGS PER COMMON SHARE

We calculate basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. We calculate diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

                                                                        Three Months                 Six Months
                                                                        Ended June 30               Ended June 30
(millions of shares)                                                  2010          2009          2010          2009
---------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding                 524.5         521.2         524.0         520.7
Shares issuable pursuant to tandem options                             5.8          11.1           6.0          11.2
Shares notionally purchased from proceeds of tandem options           (4.1)         (6.8)         (4.4)         (7.9)
                                                                -----------------------------------------------------
Weighted-average number of diluted common shares outstanding         526.2         525.5         525.6         524.0
                                                                =====================================================

In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2010, we excluded 16,556,303 and 16,516,379 tandem options, respectively, because their exercise price was greater than the average common share market price in the period. In calculating the weighted-average number of diluted common shares outstanding for the three and six months ended June 30, 2009, we excluded 13,100,342 and 13,158,635 tandem options, respectively, because their exercise price was greater than the average common share market price in the period. During the periods presented, outstanding tandem options were the only potential dilutive instruments.

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

During the first quarter, we sold our European gas and power marketing business. We agreed to maintain our parental guarantees to the existing counterparties until the purchaser is able to replace them. At June 30, 2010, our total exposure is $71 million. The guarantees expire at the earlier of the purchaser replacing the guarantees and September 25, 2010. We are obligated to perform under the guarantees only if the purchaser does not meet its obligations to the counterparties. To eliminate our exposure under the guarantees, the purchaser has provided us an indemnity and an irrevocable letter of credit from a highly-rated financial institution.

18.      CASH FLOWS

(a)      CHARGES AND CREDITS TO INCOME NOT INVOLVING CASH

                                                                      Three Months                 Six Months
                                                                      Ended June 30               Ended June 30
                                                                    2010          2009          2010          2009
-------------------------------------------------------------------------------------------------------------------
Depreciation, Depletion, Amortization and Impairment                 391           381           757           758
Stock-Based Compensation                                             (40)           42           (41)           42
Recovery of Future Income Taxes                                      (84)         (228)         (189)         (309)
Gain on Sale of Assets                                               (83)           (1)          (80)           (8)
Non-cash Items Included in Discontinued Operations                    16            31            43            57
Change in Fair Value of Crude Oil Put Options                         (1)          179            15           195
Foreign Exchange                                                      42           (24)            1           (37)
Other                                                                 29            14            29            15
                                                             ------------------------------------------------------
Total                                                                270           394           535           713
                                                             ======================================================

(b)      CHANGES IN NON-CASH WORKING CAPITAL
                                                                      Three Months                 Six Months
                                                                      Ended June 30               Ended June 30
                                                                    2010          2009          2010          2009
-------------------------------------------------------------------------------------------------------------------
   Accounts Receivable                                               (16)         (471)         (234)         (173)
   Inventories and Supplies                                          (37)          (80)           76          (129)
   Other Current Assets                                                5            20            78            12
   Accounts Payable and Accrued Liabilities                          (30)          134           355           319
   Other Current Liabilities                                           7           (17)           (2)           (4)
                                                             ------------------------------------------------------
Total                                                                (71)         (414)          273            25
                                                             ======================================================

Relating to:
   Operating Activities                                              (58)         (340)          198            80
   Investing Activities                                              (13)          (74)           75           (55)
                                                             ------------------------------------------------------
Total                                                                (71)         (414)          273            25
                                                             ======================================================

(c)      OTHER CASH FLOW INFORMATION

                                                                      Three Months                 Six Months
                                                                      Ended June 30               Ended June 30
                                                                    2010          2009          2010          2009
-------------------------------------------------------------------------------------------------------------------
Interest Paid                                                         87            97           190           178
Income Taxes Paid                                                     43            34           250            68
                                                             ------------------------------------------------------

Cash flow from other operating activities includes cash outflows related to geological and geophysical expenditures of $17 million for the three months ended June 30, 2010 (2009 - $31 million) and $29 million for the six months ended June 30, 2010 (2009 - $43 million).

19.      OPERATING SEGMENTS AND RELATED INFORMATION

Nexen is involved in activities relating to Oil and Gas, Energy Marketing and Chemicals in various geographic locations as described in Note 20 to the Audited Consolidated Financial Statements included in our 2009 Form 10-K.

  THREE MONTHS ENDED JUNE 30, 2010

                                                                                            Energy                Corporate
                                                      Oil and Gas                          Marketing   Chemicals  and Other   Total
                               ----------------------------------------------------------------------------------------------------
                                 United                        United               Other
                                Kingdom   Canada    Syncrude   States    Yemen  Countries(1)
-------------------------------------------------------------------------------------------
Net Sales                          735      125        152       99       157         14          12        105        -      1,399
Marketing and Other                  4       90(2)       1        1         3          -          95         (7)     (23)(3)    164
                              -----------------------------------------------------------------------------------------------------
Total Revenues                     739      215        153      100       160         14         107         98      (23)     1,563

Less: Expenses
  Operating                         76      104         71       25        36          2           7         78        -        399
  Depreciation, Depletion,
   Amortization and
     Impairment                    198       67         14       59        24          2           5         12       10        391
  Transportation and Other           4       37          4        -         3          -          89         14        8        159
  General and
     Administrative (4)              -        2          -       13        (1)         3          11          9       33         70
  Exploration                        7        6          -       13         -         24(5)        -          -        -         50
  Interest                           -        -          -        -         -          -           -          2       75         77
                              -----------------------------------------------------------------------------------------------------
Income (Loss) from                 454       (1)        64      (10)       98        (17)         (5)       (17)    (149)       417
Continuing Operations
  before Income Taxes
Less: Provision for
  (Recovery Of) Income Taxes       226       (1)        16       (3)       35        (15)         (5)        (4)     (69)       180
Less: Non-Controlling
  Interests                          -        -          -        -         -          -           -         (5)       -         (5)
Add: Net Income from Assets
    Held for Sale                    -       13          -        -         -          -           -          -        -         13
                              -----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  228       13         48       (7)       63         (2)          -         (8)     (80)       255
                              =====================================================================================================

IDENTIFIABLE ASSETS              4,601    8,117(6)   1,293    1,750       248      1,254(7)    2,648(8)     754    1,850     22,515
                              =====================================================================================================

Capital Expenditures
                              -----------------------------------------------------------------------------------------------------
EXPLORATION & DEVELOPMENT          144      355         24       64        17        143           7         53       10        817
                              =====================================================================================================

Property, Plant and
Equipment
  Cost                           6,418    8,433      1,504    4,071     2,521      1,169         228      1,222      318     25,884
  Less: Accumulated DD&A         3,032      769        292    2,679     2,414        102          64        582      195     10,129
                              -----------------------------------------------------------------------------------------------------
NET BOOK VALUE                   3,386    7,664(6)   1,212    1,392       107      1,067(7)      164        640      123     15,755
                              =====================================================================================================

(1)  Includes  results of operations from producing  activities in Colombia.
(2)  Includes  gain of $80  million  from  the  sale of  non-core  lands  in the
     Athabasca region.
(3)  Includes  interest  income of $1 million,  foreign  exchange  losses of $28 million,  an  increase  in the fair  value of crude oil put  options  of $1 million and other gains of $3 million.
(4)  Includes recovery of stock-based  compensation  expense of $35 million.
(5)  Includes exploration activities primarily in Nigeria, Norway and Colombia.
(6)  Includes PP&E costs of $6,108 million related to our insitu oil sands (Long
     Lake and future phases).
(7)  Includes PP&E costs of $1,016 million related to Nigeria.
(8)  Approximately   84%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

THREE MONTHS ENDED JUNE 30, 2009

                                                                                            Energy                Corporate
                                                      Oil and Gas                          Marketing   Chemicals  and Other   Total
                               ----------------------------------------------------------------------------------------------------
                                 United                        United               Other
                                Kingdom   Canada    Syncrude   States    Yemen  Countries(1)
-------------------------------------------------------------------------------------------
Net Sales                          618       36         85       88       175         20           7        109        -      1,138
Marketing and Other                  4        1          1        -         4          -         221         29     (178)(2)     82
                              -----------------------------------------------------------------------------------------------------
Total Revenues                     622       37         86       88       179         20         228        138     (178)     1,220

Less: Expenses
  Operating                         53       17         77       27        49          2           8         62        -        295
  Depreciation, Depletion,
   Amortization and
     Impairment                    182       30          9       80        32          4           3         29       12        381
  Transportation and Other          14        5          5        3        15          -         166         14        7        229
  General and
     Administrative (3)              5       22          1       24        (3)        16          26         16       54        161
  Exploration                       11        8          -       37         -         21(4)        -          -        -         77
  Interest                           -        -          -        -         -          -           -          2       72         74
                              -----------------------------------------------------------------------------------------------------
Income (Loss) from                 357      (45)        (6)     (83)       86        (23)         25         15     (323)         3
Continuing Operations
  before Income Taxes
Less: Provision for
  (Recovery of) Income Taxes       170      (12)        (2)     (28)       30        (18)          9          4     (175)       (22)
Less: Non-Controlling
  Interests                          -        -          -        -         -          -           -          2        -          2
Add: Net Loss from Assets
    Held for Sale                    -       (3)         -        -         -          -           -          -        -         (3)
                              -----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  187      (36)        (4)     (55)       56         (5)         16          9     (148)        20
                              =====================================================================================================

IDENTIFIABLE ASSETS              5,831    8,349(5)   1,232    2,043       289        911(6)    3,332(7)     618    1,321     23,926
                              =====================================================================================================

Capital Expenditures
                              -----------------------------------------------------------------------------------------------------
EXPLORATION & DEVELOPMENT          158      191         22       72        22        166           3         72        9        715
                              =====================================================================================================

Property, Plant and
Equipment
  Cost                           6,500    9,411      1,407    4,270     2,715        723         259      1,005      349     26,639
  Less: Accumulated DD&A         2,414    1,899        251    2,680     2,549        116          83        507      223     10,722
                              -----------------------------------------------------------------------------------------------------
NET BOOK VALUE                   4,086    7,512(5)   1,156    1,590       166        607(6)      176        498      126     15,917
                              =====================================================================================================

(1)  Includes results of operations from producing activities in Colombia.
(2)  Includes  interest income of $1 million and a decrease in the fair value of crude oil put options of $179 million.
(3)  Includes stock-based compensation expense of $56 million.
(4)  Includes exploration activities primarily in Nigeria, Norway and Colombia.
(5)  Includes PP&E costs of $5,832 million related to our insitu oil sands (Long
     Lake and future phases).
(6)  Includes PP&E costs of $551 million related to Nigeria.
(7)  Approximately   82%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

SIX MONTHS ENDED JUNE 30, 2010

                                                                                            Energy                Corporate
                                                      Oil and Gas                          Marketing   Chemicals  and Other   Total
                               ----------------------------------------------------------------------------------------------------
                                 United                        United               Other
                                Kingdom   Canada    Syncrude   States    Yemen  Countries(1)
-------------------------------------------------------------------------------------------
Net Sales                        1,490      236        286      212       339         29          21        218        -      2,831
Marketing and Other                  9      118(2)       2        1         8          -         178          -       (1)(3)    315
                              -----------------------------------------------------------------------------------------------------
Total Revenues                   1,499      354        288      213       347         29         199        218       (1)     3,146

Less: Expenses
  Operating                        153      215        138       47        77          3          17        148        -        798
  Depreciation, Depletion,
   Amortization and
     Impairment                    366      125         27      123        59          4          10         23       20        757
  Transportation and Other           3       91         11        2         6          -         212         26        8        359
  General and
     Administrative(4)              13       14          -       24         -         11          32         17       73        184
  Exploration                       31       13          -       29         -         70(5)        -          -        -        143
  Interest                           -        -          -        -         -          -           -          3      154        157
                              -----------------------------------------------------------------------------------------------------
Income (Loss) from                 933     (104)       112      (12)      205        (59)        (72)         1     (256)       748
Continuing Operations
  before Income Taxes
Less: Provision for
  (Recovery of) Income Taxes       466      (27)        28       (4)       72        (53)        (28)         -     (120)       334
Less: Non-Controlling
  Interests                          -        -          -        -         -          -           -          -        -          -
Add: Net Income from Assets
    Held for Sale                    -       26          -        -         -          -           -          -        -         26
                              -----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  467      (51)        84       (8)      133         (6)        (44)         1     (136)       440
                              =====================================================================================================

IDENTIFIABLE ASSETS              4,601    8,117(6)   1,293    1,750       248      1,254(7)    2,648(8)     754    1,850     22,515
                              =====================================================================================================

Capital Expenditures
                              -----------------------------------------------------------------------------------------------------
EXPLORATION & DEVELOPMENT          273      493         43      128        27        275          16        102       16      1,373
                              =====================================================================================================

Property, Plant and
Equipment
  Cost                           6,418    8,433      1,504    4,071     2,521      1,169         228      1,222      318     25,884
  Less: Accumulated DD&A         3,032      769        292    2,679     2,414        102          64        582      195     10,129
                              -----------------------------------------------------------------------------------------------------
NET BOOK VALUE                   3,386    7,664(6)   1,212    1,392       107      1,067(7)      164        640      123     15,755
                              =====================================================================================================

(1)  Includes  results of operations from producing  activities in Colombia.
(2)  Includes  gain of $80  million  from  the  sale of  non-core  lands  in the
     Athabasca region.
(3)  Includes  interest  income  of $5  million,  foreign  exchange  gains of $6 million, decrease in the fair value of crude oil put options of $15 million and other gains of $3 million.
(4)  Includes recovery of stock-based compensation expense of $33 million.
(5)  Includes exploration activities primarily in Norway and Colombia.
(6)  Includes PP&E costs of $6,108 million related to our insitu oil sands (Long
     Lake and future phases).
(7)  Includes PP&E costs of $1,016 million related to Nigeria.
(8)  Approximately   84%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

SIX MONTHS ENDED JUNE 30, 2009

                                                                                            Energy                Corporate
                                                      Oil and Gas                          Marketing   Chemicals  and Other   Total
                               ----------------------------------------------------------------------------------------------------
                                 United                        United               Other
                                Kingdom   Canada    Syncrude   States    Yemen  Countries(1)
-------------------------------------------------------------------------------------------
Net Sales                        1,096       83        183      151       337         39          20        233        -      2,142
Marketing and Other                  8        8          1        -         7          -         488         15     (188)(2)    339
                              -----------------------------------------------------------------------------------------------------
Total Revenues                   1,104       91        184      151       344         39         508        248     (188)     2,481

Less: Expenses
  Operating                        104       33        143       50        96          4          16        129        -        575
  Depreciation, Depletion,
   Amortization and
     Impairment                    375       61         20      148        73          9           7         41       24        758
  Transportation and Other          11        4         12       16        18          -         328         24       13        426
  General and
     Administrative (3)              7       30          1       38         1         24          49         25       80        255
  Exploration                       19       29          -       47         -         35(4)        -          -        -        130
  Interest                           -        -          -        -         -          -           -          4      138        142
                              -----------------------------------------------------------------------------------------------------
Income (Loss) from                 588      (66)         8     (148)      156        (33)        108         25     (443)       195
Continuing Operations
  before Income Taxes
Less: Provision for
  (Recovery of) Income Taxes       256      (17)         2      (51)       54        (24)         44          6     (255)        15
Less: Non-Controlling
  Interests                          -        -          -        -         -          -           -          5        -          5
Add: Net Loss from Assets
    Held for Sale                    -      (20)         -        -         -          -           -          -        -        (20)
                              -----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                  332      (69)         6      (97)      102         (9)         64         14     (188)       155
                              =====================================================================================================

IDENTIFIABLE ASSETS              5,831    8,349(5)   1,232    2,043       289        911(6)    3,332(7)     618    1,321     23,926
                              =====================================================================================================

Capital Expenditures
  Exploration & Development        335      531         39      140        51        239          11        108       10      1,464
  Proved Property
     Acquisitions                    -      755          -        -         -          -           -          -        -        755
                              -----------------------------------------------------------------------------------------------------
TOTAL                              335    1,286         39      140        51        239          11        108       10      2,219
                              =====================================================================================================

Property, Plant and
Equipment
  Cost                           6,500    9,411      1,407    4,270     2,715        723         259      1,005      349     26,639
  Less: Accumulated DD&A         2,414    1,899        251    2,680     2,549        116          83        507      223     10,722
                              -----------------------------------------------------------------------------------------------------
NET BOOK VALUE                   4,086    7,512(5)   1,156    1,590       166        607(6)      176        498      126     15,917
                              =====================================================================================================

(1)  Includes results of operations from producing activities in Colombia.
(2)  Includes  interest  income of $3  million,  foreign  exchange  gains of $19 million,  decrease  in the  fair  value of crude  oil put  options  of $195 million and other losses of $15 million.
(3)  Includes  stock-based  compensation  expense of $56  million.
(4)  Includes exploration activities primarily in Norway and Colombia.
(5)  Includes PP&E costs of $5,832 million related to our insitu oil sands (Long
     Lake and future phases).
(6)  Includes PP&E costs of $551 million related to Nigeria.
(7)  Approximately   82%  of  Marketing's   identifiable   assets  are  accounts
     receivable and inventories.

20. DIFFERENCES BETWEEN CANADIAN AND US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Unaudited Consolidated Financial Statements have been prepared in accordance with Canadian GAAP. The US GAAP Unaudited Consolidated Statements and summaries of differences from Canadian GAAP are as follows:

UNAUDITED CONSOLIDATED STATEMENT OF INCOME - US GAAP
FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                          Three Months                 Six Months
                                                                          Ended June 30               Ended June 30
(Cdn$ millions, except per share amounts)                               2010          2009          2010         2009
----------------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME
   Net Sales                                                           1,399        1,138          2,831        2,142
   Marketing and Other (v); (vi)                                          98           66            303          358
                                                                ------------------------------------------------------
                                                                       1,497        1,204          3,134        2,500
                                                                ------------------------------------------------------
EXPENSES
   Operating                                                             399          295            798          575
   Depreciation, Depletion, Amortization and Impairment                  391          381            757          758
   Transportation and Other (v)                                           76          228            279          418
   General and Administrative (iv)                                        50          191            172          293
   Exploration                                                            50           77            143          130
   Interest                                                               77           74            157          142
                                                                ------------------------------------------------------
                                                                       1,043        1,246          2,306        2,316
                                                                ------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES                                            454          (42)           828          184
                                                                ------------------------------------------------------

PROVISION FOR (RECOVERY OF) INCOME TAXES
   Current                                                               264          206            523          324
   Deferred (iv); (vi)                                                   (73)        (241)          (164)        (309)
                                                                ------------------------------------------------------
                                                                         191          (35)           359           15
                                                                ------------------------------------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   NON-CONTROLLING INTERESTS                                             263           (7)           469          169
   Less: Net Income (Loss) Attributable to Canexus Non-
       Controlling Interests                                              (5)           2              -            5
                                                                ------------------------------------------------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
   ATTRIBUTABLE TO NEXEN INC.                                            268           (9)           469          164
   Net Income (Loss) from Discontinued Operations                         13           (3)            26          (20)
                                                                ------------------------------------------------------

NET INCOME (LOSS) ATTRIBUTABLE TO NEXEN INC. - US GAAP (1)               281          (12)           495          144
                                                                ======================================================

EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING
OPERATIONS ($/share)
   Basic                                                                0.51         (0.02)         0.89          0.31
                                                                ======================================================
   Diluted                                                              0.51         (0.02)         0.89          0.31
                                                                ======================================================

EARNINGS (LOSS) PER COMMON SHARE ($/share)
   Basic                                                                0.54         (0.02)         0.94          0.28
                                                                ======================================================
   Diluted                                                              0.54         (0.02)         0.94          0.28
                                                                ======================================================

(1)  RECONCILIATION OF CANADIAN AND US GAAP NET INCOME                    Three Months                Six Months
                                                                          Ended June 30              Ended June 30
                                                                       2010          2009          2010          2009
----------------------------------------------------------------------------------------------------------------------
Net Income Attributable to Nexen Inc - Canadian GAAP                    255            20           440           155
Impact of US Principles, Net of Income Taxes:
   Stock-based Compensation (iv)                                         15           (22)            9           (28)
   Inventory Valuation (vi)                                              11           (10)           46            17
                                                                ------------------------------------------------------
Net Income (Loss) Attributable to Nexen Inc - US GAAP                   281           (12)          495           144
                                                                ======================================================

UNAUDITED CONSOLIDATED BALANCE SHEET - US GAAP

                                                                                       June 30        December 31
(Cdn$ millions, except share amounts)                                                     2010               2009
-------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
      Cash and Cash Equivalents                                                            970              1,700
      Restricted Cash                                                                      113                198
      Accounts Receivable                                                                2,675              2,788
      Inventories and Supplies (vi)                                                        619                610
      Other                                                                                106                185
                                                                             --------------------------------------
         Total Current Assets                                                            4,483              5,481
                                                                             --------------------------------------

   PROPERTY, PLANT AND EQUIPMENT
      Net of Accumulated Depreciation, Depletion, Amortization and
         Impairment of $10,521 (December 31, 2009 - $11,200) (i); (iii)                 15,706             15,443
   GOODWILL                                                                                343                339
   DEFERRED INCOME TAX ASSETS                                                            1,340              1,148
   DEFERRED CHARGES AND OTHER ASSETS                                                       289                370
   ASSETS HELD FOR SALE                                                                    303                  -
                                                                             --------------------------------------
TOTAL ASSETS                                                                            22,464             22,781
                                                                             ======================================

LIABILITIES
   CURRENT LIABILITIES
      Short-Term Borrowings                                                                158                  -
      Accounts Payable and Accrued Liabilities (iv)                                      3,182              3,131
      Accrued Interest Payable                                                              89                 89
      Dividends Payable                                                                     26                 26
                                                                             --------------------------------------
         Total Current Liabilities                                                       3,455              3,246
                                                                             --------------------------------------

   LONG-TERM DEBT                                                                        6,283              7,251
   DEFERRED INCOME TAX LIABILITIES (i); (ii); (iv); (vi); (vii)                          2,825              2,720
   ASSET RETIREMENT OBLIGATIONS                                                            859              1,018
   DEFERRED CREDITS AND OTHER LIABILITIES (ii)                                             984              1,126
   LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE                                        149                  -

EQUITY
   Nexen Inc. Shareholders' Equity
      Common Shares, no par value
         Authorized:   Unlimited
         Outstanding:  2010 - 524,565,491 shares
                       2009 - 522,915,843 shares                                         1,088              1,049
      Contributed Surplus                                                                    -                  1
      Retained Earnings (i); (ii); (iv); (vi); (vii)                                     7,018              6,575
      Accumulated Other Comprehensive Loss (ii)                                           (268)              (269)
                                                                             --------------------------------------
   Total Nexen Inc. Shareholders' Equity                                                 7,838              7,356
      Canexus Non-Controlling Interests                                                     71                 64
                                                                             --------------------------------------
   TOTAL EQUITY                                                                          7,909              7,420
                                                                             --------------------------------------
   COMMITMENTS, CONTINGENCIES AND GUARANTEES
TOTAL LIABILITIES AND EQUITY                                                            22,464             22,781
                                                                             ======================================

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) - US GAAP FOR THE THREE AND SIX MONTHS ENDED JUNE 30

                                                                      Three Months                 Six Months
                                                                      Ended June 30               Ended June 30
                                                                    2010          2009          2010         2009
------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Attributable to Nexen Inc. - US GAAP               281           (12)          495          144
Other Comprehensive Income (Loss), Net of Income Taxes:
   Foreign Currency Translation Adjustment                            12           (29)            1          (23)
                                                              ----------------------------------------------------
Comprehensive Income (Loss) Attributable to Nexen Inc. - US
   GAAP                                                              293           (41)          496          121
                                                              ====================================================

UNAUDITED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE
LOSS - US GAAP

                                                                                       June 30       December 31
                                                                                          2010              2009
-----------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                                                   (189)             (190)
Unamortized Defined Benefit Pension Plan Costs (ii)                                        (79)              (79)
                                                                             ------------------------------------
Accumulated Other Comprehensive Loss                                                      (268)             (269)
                                                                             ====================================

NOTES TO THE UNAUDITED CONSOLIDATED US GAAP FINANCIAL STATEMENTS:
i. Under Canadian GAAP, we deferred certain development costs to PP&E. Under US principles, these costs have been included in operating expenses in prior years. As a result, PP&E is lower under US GAAP by $30 million (December 31, 2009 - $30 million) and deferred income tax liabilities are lower by $11 million (December 31, 2009 - $11 million).

ii. US GAAP requires the recognition of the over-funded and under-funded status of a defined benefit plan on the balance sheet as an asset or liability. At June 30, 2010 and December 31, 2009, the unfunded amount of our defined benefit pension plans that was not included in the pension liability under Canadian GAAP was $105 million. This amount has been included in deferred credits and other liabilities and $79 million, net of income taxes, has been included in Accumulated Other Comprehensive Loss (AOCL).

iii. On January 1, 2003, we adopted ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS for US GAAP reporting purposes. We adopted the equivalent Canadian standard for asset retirement obligations on January 1, 2004. These standards are consistent except for the adoption date which results in our PP&E under US GAAP being lower by $19 million.

iv. Under Canadian principles, we record obligations for liability-based stock compensation plans using the intrinsic-value method of accounting. Under US principles, obligations for liability-based stock compensation plans are recorded using the fair-value method of accounting. In addition, under Canadian principles, we retroactively adopted EIC-162 which required the accelerated recognition of stock-based compensation expense for all stock-based awards made to our retired and retirement-eligible employees. However, US GAAP required the accelerated recognition of stock-based compensation expense for such employees for awards granted on or after January 1, 2006. As a result under US GAAP:

     o general and administrative (G&A) expense is lower by $20 million and $12 million, ($15 million and $9 million, net of income taxes), for the three and six months ended June 30, 2010, (2009 - higher by $30 million and $38 million, respectively, ($22 million and $28 million, net of income taxes)); and
     o accounts payable and accrued liabilities are higher by $81 million as at June 30, 2010 (December 31, 2009 - $93 million).

v. Under US GAAP, asset disposition gains and losses are included with transportation and other expense. Gains of $83 million and $80 million for the three and six months ended June 30, 2010, respectively, were reclassified from marketing and other income to transportation and other expense (gains of $1 million and $8 million, respectively were reclassified for the three and six months ended June 30, 2009).

vi. Under Canadian GAAP, we carry our commodity inventory held for trading purposes at fair value, less any costs to sell. Under US GAAP, we are required to carry this inventory at the lower of cost or net realizable value. As a result:

     o marketing and other income is higher by $17 million and $68 million ($11 million and $46 million, net of income taxes) for the three and six months ended June 30, 2010 (2009 - lower by $15 million and higher by $27 million ($10 million and $17 million, net of income taxes)); and
     o inventories are lower by $2 million as at June 30, 2010 (December 31, 2009 - lower by $70 million) and deferred income tax liabilities are $1 million lower (December 31, 2009 - lower by $23 million).

vii. Under US GAAP, we are required to apply FIN48 ACCOUNTING FOR UNCERTAINTY IN
     INCOME  TAXES  regarding   accounting  and  disclosure  for  uncertain  tax
     positions.

     As at June 30, 2010, the total amount of our unrecognized tax benefit was approximately $284 million, all of which, if recognized, would affect our effective tax rate. To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income taxes in the Unaudited Consolidated Statement of Income. As at June 30, 2010, the total amount of interest and penalties related to uncertain tax positions recognized in deferred income tax liabilities in the US GAAP - Unaudited Consolidated Balance Sheet was approximately $8 million. We had no interest or penalties included in the US GAAP - Unaudited Consolidated Statement of Income for the three and six months ended June 30, 2010.

     Our income tax filings are subject to audit by taxation authorities and as at June 30, 2010 the following tax years remained subject to examination,
     (i) Canada - 1985 to date (ii) United Kingdom - 2008 to date and (iii) United States - 2005 to date. We do not anticipate any material changes to the unrecognized tax benefits previously disclosed within the next 12 months.


NEW ACCOUNTING PRONOUNCEMENTS - US GAAP

In January 2010, the Financial Accounting Standards Board issued guidance to improve financial instrument fair value measurement disclosures. The guidance requires entities to describe transfers between the three levels of the fair value hierarchy and present items separately in the level 3 reconciliation. This guidance is consistent with fair value measurement disclosures adopted for Canadian GAAP in 2009. Adoption of this guidance did not have an impact on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

THE FOLLOWING  SHOULD BE READ IN  CONJUNCTION  WITH THE  UNAUDITED  CONSOLIDATED
FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) IN CANADA. THE IMPACT OF THE SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND UNITED STATES (US) ACCOUNTING PRINCIPLES ON THE FINANCIAL STATEMENTS IS DISCLOSED IN NOTE 20 TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS. THE DATE OF THIS DISCUSSION IS JULY 14, 2010.

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

EXECUTIVE SUMMARY OF SECOND QUARTER RESULTS

                                                                                  Three Months                 Six Months
                                                                                  Ended June 30               Ended June 30
(Cdn$ millions, except as indicated)                                            2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------
Production before Royalties (mboe/d)                                             248           240           250           246
Production after Royalties (mboe/d)                                              218           208           220           217
Nexen's Average Realized Oil and Gas Price (Cdn$/boe)                          67.46         61.28         68.78         54.28

Cash Flow from Operating Activities                                              510           109         1,308           898
Net Income Attributable to Nexen Inc.                                            255            20           440           155
Earnings per Common Share, Basic ($/share)                                      0.49          0.04          0.84          0.30

Capital Investment                                                               817           715         1,373         1,464
Acquisition of Additional Interest in Long Lake                                    -             -             -           755
Net Debt (1)                                                                   5,471         5,889         5,471         5,889
                                                                         -------------------------------------------------------

(1) Net debt is a non-GAAP measure and is defined as long-term debt and short-term borrowings less cash and cash equivalents.

Higher production combined with stronger commodity prices delivered improved financial results over last year. Production for the quarter increased 3% despite downtime at Buzzard and natural field declines in Yemen. Higher production rates at Long Lake, Syncrude and at our Ettrick and Telford fields in the UK North Sea more than offset scheduled downtime at Buzzard. Our realized average oil and gas price averaged $67.46/boe for the quarter, 10% higher than last year as a result of stronger benchmark commodity prices. The weaker US dollar reduced some of the commodity price increase benefit.

At our Long Lake oil sands project, we are steadily growing bitumen production volumes each month as we increase steam volumes and the reservoirs heat up. We expect Long Lake to make positive cash flow contributions later this year as our bitumen volumes grow.

We successfully completed the installation of the topside facilities on the fourth platform at Buzzard during the quarter. Elsewhere, our capital investment focused on progressing our major development project at Usan, offshore Nigeria to first oil production in 2012, and on exploration activities in the Gulf of Mexico, the North Sea and shale gas. In addition, we were successful at a recent land sale in northeast British Columbia where we more than doubled our shale gas position. To date, we have incurred approximately half of our 2010 planned capital expenditures.

In the Gulf of Mexico, we continue to evaluate our discovery at Appomattox and progress plans for follow-up appraisal and exploration, while in the UK North Sea we are reviewing development options for the Golden Eagle area. Elsewhere in the UK North Sea, we drilled a successful appraisal well at Blackbird during the quarter. Blackbird is adjacent to our Ettrick development.

The six month drilling moratorium in the Gulf of Mexico has no material impact on our current operations. Our shelf and deep-water production are unaffected and we continue to expect our Gulf of Mexico production for the year to average between 20,000 and 28,000 boe/d before royalties (17,000 and 25,000 boe/d after royalties).

During the quarter, we entered into agreements to sell our heavy oil assets in Canada and our natural gas marketing business. The heavy oil properties produced approximately 15,000 boe/d during the second quarter and had proved reserves of 39 million boe at December 31, 2009. Both transactions are expected to close in the third quarter, generating net proceeds of almost $1 billion and realizing net gains of approximately $500 million. We have exceeded our target of generating $1.0 billion of proceeds from non-core asset sales. We have now increased our target to approximately $1.5 billion of proceeds once we complete our disposition program, which includes the sale of our Canexus investment.

Our financial position remains strong with available liquidity of approximately $3.8 billion. This liquidity includes cash on hand of approximately $1 billion and undrawn lines of credit of approximately $2.8 billion. After the heavy oil and natural gas marketing transactions close in the third quarter, we expect our liquidity to increase by approximately $900 million. Debt maturities in the next five years can be repaid from current cash on hand and the heavy oil sales proceeds. The average term-to-maturity of our long-term debt is approximately 19 years. We believe our significant liquidity, combined with strong operating cash netbacks, provides us with the financial flexibility to carry out our investment programs.

CAPITAL INVESTMENT
Our strategy is to build a sustainable energy company focused in three areas: conventional exploration and development, oil sands, and unconventional gas. We are committed to growing long-term value for our shareholders responsibly and are advancing our plans to achieve this as described below.

We are currently investing primarily in:
     o    ramping up Long Lake safely and reliably;
     o progressing construction of our Usan project and continuing to explore our acreage, offshore Nigeria;
     o    advancing  development plans for our Golden Eagle area in the UK North
          Sea;
     o appraising exploration successes at Appomattox and Knotty Head in the Gulf of Mexico;
     o targeting a number of exploration prospects, primarily in the North Sea; and
     o advancing our Horn River shale gas play with our fracing campaign and doubling our shale gas land position in northeast British Columbia.

Details of our capital programs are set out below:

                                             Three Months          Six Months
                                            Ended June 30       Ended June 30
                                                     2010                2010
--------------------------------------------------------------------------------
Oil and Gas
    United Kingdom                                    144                 273
    Canada                                            311                 385
    Synthetic (mainly Long Lake)                       44                 108
    Syncrude                                           24                  43
    United States                                      64                 128
    Yemen                                              17                  27
    Nigeria                                           126                 218
    Other Countries                                    17                  57
                                         --------------------------------------
                                                      747               1,239
Chemicals                                              53                 102
Energy Marketing, Corporate and Other                  17                  32
                                         --------------------------------------
Total Capital                                         817               1,373
                                         ======================================

UNITED KINGDOM - NORTH SEA
During the quarter, we completed drilling a successful appraisal well at our Blackbird oil discovery, a potential tie-back to Ettrick. The well was drilled in a water depth of approximately 367 feet to a total measured depth of 12,000 feet. We are currently acquiring extensive wireline log and core data over the reservoir section for further analysis. We plan to complete the well and conduct a drill stem test later this month. If successful, the well will be suspended for future use as an oil producer. We have a 79.73% operated interest here.

Elsewhere in the North Sea, the Golden Eagle area is a significant development opportunity for us. We are in the process of completing the acquisition of additional acreage in the area and plan to drill an exploration well here later this year. Golden Eagle area development supports standalone facilities and is economic with oil prices significantly lower than they are currently. We are assessing development options for the area and will select an appropriate configuration for sanctioning in 2011. We have a 34% interest in both Golden Eagle and Hobby, a 46% interest in Pink, and operate all three.

At Buzzard, we have a number of opportunities to potentially add reserves. In the northern part of the field, we are seeing more oil above the water contact which should lead to more recoverable oil. In the south, we plan to drill Bluebell, a possible extension of the Buzzard field. At Polecat, a previous discovery east of Buzzard, we plan to drill an appraisal well which could be tied back to the Buzzard platform.

West of the Shetland Islands, we are finalizing plans to drill the North Uist prospect. We have a 35% non-operated working interest here and expect to drill the well later this year. This prospect has a target size much larger than typical North Sea targets.

CANADA - HORN RIVER SHALE GAS
In the first quarter, we completed drilling our eight-well program in the Horn River and realized substantial cost savings and productivity improvements. Our average drilling days per well were under 25 days, down 35% from our previous program while drilling 80% more reservoir length. We recently began fracing these wells and plan to conduct 18 fracs per well. First production is expected before year end, ramping up to 50 mmcf/d in early 2011.

As previously announced, we have approximately 90,000 acres at Dilly Creek in the Horn River basin and 38,000 acres at Cordova. Following our success at a June land sale, we have increased our position from 128,000 acres to over 300,000 acres of shale gas lands in northeast British Columbia.

SYNTHETIC
The upgrader is performing well and is consistently processing virtually all of our bitumen production as well as 9,000 bbls/d of purchased bitumen. The gasification process is working, creating a low-cost fuel source which reduces our need to purchase natural gas for operations and will generate a significant margin advantage over our peers, even at current low gas prices.

Bitumen production to feed the upgrader continues to ramp up following the completion of the turnaround last fall as we have significantly improved steam reliability and are optimizing our wells. Steam rates have more than doubled from pre-turnaround levels and we are currently at all-time highs of about 150,000 bbls/d. As a result, we are injecting more steam into more wells than ever before with 68 of 91 well pairs now on production and steam circulating in an additional 13 pairs. These circulating wells will be converted to production over the next few months.

As we provide consistent steam to the reservoir, we are focusing on optimizing steam injection and individual well performance. To support increased well productivity, we have converted 54 wells from gas lift to electric submersible pumping and expect to convert the remainder, when appropriate. This offers more flexibility to optimize steam injection and grow bitumen production.

Our all-in steam-to-oil ratio (SOR) is between five and six and includes steam to wells that are still in the steam circulation stage and wells early in their growth cycle. As our circulating wells start producing bitumen, we expect to see an increase in production rates with a corresponding decrease in SOR. The SOR of our mature producing wells is now four and improving.

We continue to pursue inexpensive ways to add bitumen capacity since bitumen production in excess of upgrader capacity can be sold for an attractive return. As a result, we are continuing with the development of two additional well pads and have commenced engineering work to add two more once-through steam generators over the next 18 to 24 months. These steam generators can be added for a cost of about $100 million ($150 million gross).

Phase 1 of our Long Lake project is designed to produce 72,000 bbls/d of gross bitumen, upgraded to approximately 60,000 bbls/d (39,000 bbls/d, net to us) of PSCTM. We are committed to the development of our oil sands leases and plan to develop Phase 2 in two smaller SAGD stages of about 40,000 bbls/d each with upgrading available after ramp up.

UNITED STATES - GULF OF MEXICO
At Knotty Head, we completed drilling an appraisal well before the moratorium. We are currently evaluating results, considering possible development choices and continuing our efforts to unitize our lands with adjacent acreage. No other drilling was planned in the near term. We are the operator of Knotty Head with a 25% working interest.

In the first quarter, we made a significant discovery in the deepwater at Appomattox, located in Mississippi Canyon blocks 391 and 392. This has the potential to be our best discovery in the Gulf of Mexico. Drilling activities resulted in a light oil discovery with excellent reservoir quality, following an exploration well and two appraisal sidetracks. Appomattox is the third discovery in the area following earlier discoveries at Shiloh and Vicksburg. Additional appraisal wells for Appomattox were being considered for later in the year but have been delayed as a result of the drilling moratorium. We continue to investigate development options for Appomattox and Vicksburg, located six miles east. We have a 25% interest in Vicksburg and a 20% interest in Appomattox and Shiloh. Shell Offshore Inc. operates all three discoveries.

Our plans to drill two additional exploration wells later this year with two new deep-water drilling rigs have been delayed by the drilling moratorium. The first deep-water rig, the Ensco 8501, completed drilling an appraisal well at Knotty Head and is currently being used by the third party we share the rig with. The second rig, the Ensco 8502, has arrived in the Gulf and is undergoing sea trials prior to its acceptance. The drilling moratorium and new regulations may delay rig acceptance. To date, the moratorium has not resulted in any cash costs and for the remainder of the six month period, we expect our costs to be modest, if anything.

OFFSHORE WEST AFRICA
Development of the Usan field is progressing well with first production expected in 2012. The development includes a floating production and storage offloading
(FPSO) vessel with the ability to process 180,000 bbls/d (36,000 bbls/d net to us) and store up to two million barrels of oil. In June, major topside modules were lifted onto the FPSO deck and the FPSO unit is almost 80% complete. We have a 20% interest in exploration and development on this block and Total E&P Nigeria Limited is the operator.

We continue to explore offshore West Africa and previously announced a successful exploration well at Owowo in the southern portion of Oil Prospecting License (OPL) 223. We have an 18% interest in this discovery.

YEMEN
Yemen is an important asset for us and continues to generate cash flow in excess of capital requirements. In December 2011, our production sharing contract with the Yemen government expires. We are currently working on a possible contract extension.

FINANCIAL RESULTS

CHANGE IN NET INCOME

                                                                                                        2010 VS 2009
                                                                                             Three Months         Six Months
                                                                                            Ended June 30      Ended June 30
------------------------------------------------------------------------------------------------------------------------------
NET INCOME AT JUNE 30, 2009(1)                                                                         20                155
                                                                                         -------------------------------------
     Favorable (unfavorable) variances(2):

         Realized Commodity Prices
              Crude Oil                                                                               112                522
              Natural Gas                                                                              11                 12
                                                                                         -------------------------------------
                  Total Price Variance                                                                123                534

         Production Volumes, After Royalties
              Crude Oil                                                                                81                 66
              Natural Gas                                                                              16                 50
              Changes in Crude Oil Inventory For Sale                                                  34                 72
                                                                                         -------------------------------------
                  Total Volume Variance                                                               131                188

         Oil and Gas Operating Expense                                                                (86)              (198)

         Oil and Gas Depreciation, Depletion, Amortization and Impairment                              (7)                12

         Exploration Expense                                                                           27                (13)

         Energy Marketing Revenue, Net                                                                (43)              (194)

         Chemicals Contribution                                                                       (32)               (28)

         General and Administrative Expense (3)                                                        92                 74

         Interest Expense                                                                              (3)               (15)

         Current Income Taxes                                                                         (58)              (199)
         Future Income Taxes                                                                         (149)              (136)

         Change in Fair Value of Crude Oil Put Options                                                181                181
         Other                                                                                         59                 79
                                                                                         -------------------------------------

NET INCOME AT JUNE 30, 2010                                                                           255                440
                                                                                         =====================================

(1) Includes results of discontinued operations (See Note 15 of our Unaudited Consolidated Financial Statements).
(2)  All amounts are presented  before  provision for income taxes.
(3)  Includes stock-based compensation expense.


Significant variances in net income are explained further in the following sections.

OIL & GAS

PRODUCTION (BEFORE ROYALTIES)(1)

                                                                                   Three Months              Six Months
                                                                                  Ended June 30             Ended June 30
                                                                                2010         2009         2010         2009
----------------------------------------------------------------------------------------------------------------------------
Crude Oil and Liquids (mbbls/d)
   United Kingdom                                                              98.2         97.7         101.9        100.7
   Canada (2)                                                                  13.1         14.9          13.7         15.1
   Long Lake Bitumen                                                           16.2          9.3          14.2          8.7
   Syncrude                                                                    23.4         14.9          21.5         17.3
   United States                                                                9.9         12.1           9.8         11.2
   Yemen                                                                       40.9         51.5          41.9         52.9
   Other Countries                                                              2.1          3.6           2.2          4.5
                                                                         ---------------------------------------------------
                                                                              203.8        204.0         205.2        210.4
                                                                         ---------------------------------------------------
Natural Gas (mmcf/d)
   United Kingdom                                                                40           18           40            18
   Canada (2)                                                                   128          136          130           138
   United States                                                                 96           61           98            56
                                                                         ---------------------------------------------------
                                                                                264          215          268           212
                                                                         ---------------------------------------------------

Total Production (mboe/d)                                                       248          240          250           246
                                                                         ===================================================

PRODUCTION (AFTER ROYALTIES)

                                                                                   Three Months              Six Months
                                                                                  Ended June 30             Ended June 30
                                                                                2010         2009         2010         2009
----------------------------------------------------------------------------------------------------------------------------
Crude Oil and Liquids (mbbls/d)
   United Kingdom                                                              98.2         97.6         101.9        100.6
   Canada (2)                                                                  10.0         11.2          10.4         11.8
   Long Lake Bitumen                                                           15.7          9.2          13.5          8.6
   Syncrude                                                                    21.5         13.0          19.7         16.3
   United States                                                                8.9         10.9           8.9         10.2
   Yemen                                                                       22.2         29.0          22.6         32.3
   Other Countries                                                              2.0          3.3           2.1          4.2
                                                                         ---------------------------------------------------
                                                                              178.5        174.2         179.1        184.0
                                                                         ---------------------------------------------------
Natural Gas (mmcf/d)
   United Kingdom                                                                40            18          40            18
   Canada (2)                                                                   117           129         119           127
   United States                                                                 83            54          85            50
                                                                         ---------------------------------------------------
                                                                                240           201         244           195
                                                                         ---------------------------------------------------

Total Production (mboe/d)                                                       218           208         220           217
                                                                         ===================================================

(1) We have presented production volumes before royalties as we measure our performance on this basis consistent with other Canadian oil and gas companies.
(2) Includes the following production from discontinued operations. See Note 15 of our Unaudited Consolidated Financial Statements.

                                                                                   Three Months               Six Months
                                                                                   Ended June 30             Ended June 30
                                                                                2010         2009         2010         2009
----------------------------------------------------------------------------------------------------------------------------
   Before Royalties
       Crude Oil and NGLs (mbbls/d)                                             13.1         14.9         13.7         15.1
       Natural Gas (mmcf/d)                                                       11           13           11           15
   After Royalties
       Crude Oil and NGLs (mbbls/d)                                             10.0         11.2         10.4         11.8
       Natural Gas (mmcf/d)                                                       10           13           10           13
                                                                         ---------------------------------------------------

HIGHER VOLUMES INCREASED NET INCOME FOR THE QUARTER BY $131 MILLION
Production before royalties increased 3% from last year as higher Long Lake and Syncrude production were partially offset by natural declines in Yemen and Canada. Compared to the previous quarter, production before royalties decreased 2% where lower production in the UK North Sea as a result of temporary downtime at Buzzard was partially offset by production increases at Long Lake and Syncrude. Production after royalties was marginally lower than both the prior quarter and last year.

The following table summarizes our production volume changes since last quarter:

                                                Before                After
(mboe/d)                                     Royalties            Royalties
-----------------------------------------------------------------------------
Production, first quarter 2010                     252                 221
   Production changes:
       Syncrude                                      4                   4
       Long Lake Bitumen                             4                   4
       United Kingdom                               (7)                 (7)
       Canada                                       (2)                 (2)
       Yemen                                        (2)                 (1)
       United States                                (1)                 (1)
                                          -----------------------------------
Production, second quarter 2010                    248                 218
                                          ===================================

Production volumes discussed in this section represent before-royalties volumes, net to our working interest.

UNITED KINGDOM
Production volumes in the UK North Sea decreased 7% from the previous quarter, while increasing 4% from the second quarter of 2009. The decrease from the prior quarter was primarily due to the planned downtime at Buzzard to complete the installation of the new platform to handle produced H2S. While downtime also reduced production compared to the same period last year, it was more than offset by higher volumes at Scott/Telford and Ettrick.

Buzzard production averaged 71,100 boe/d for the quarter, 16% lower than the prior quarter and 19% lower than the second quarter of 2009. As previously announced, production was shut in at Buzzard in early May to accommodate installation of the topsides on the fourth platform. During this time, we also permanently repaired a separator unit that contributed to downtime in the first quarter. On completion of the installation and maintenance work, Buzzard produced at reduced rates of approximately 55,000 boe/d. Full production was restored in late May, two days ahead of schedule.

Production at Scott/Telford averaged 17,800 boe/d. Water injection flowline limitations at Telford decreased production 13% from the previous quarter. However, compared to the same period last year, production has increased 75% as a result of a successful step-out development well, which was tied back to our Scott platform in the third quarter of 2009. In early July, a valve failure on the Forties pipeline system required us to shut in our production from the Scott platform. The operator is currently determining the root cause and the nature of the repairs. While the operator undertakes this work, we are advancing our shutdown at Scott that was planned for later this summer.

Production from our Ettrick field more than doubled over the prior quarter and averaged 14,000 boe/d net to us. Ettrick is currently producing at approximately 24,000 boe/d gross (20,000 boe/d net to us) and continues to ramp up.

CANADA
Production in Canada was 5% lower than the previous quarter and 9% lower than the second quarter of 2009 primarily as a result of natural declines at our heavy oil properties. CBM production was slightly reduced due to natural declines and maintenance work. During the quarter, we agreed to sell our heavy oil properties to a third party. These properties are producing approximately 15,000 boe/d and the sale is expected to close in the third quarter following receipt of regulatory approvals.

We continue to invest in our shale gas project in the Dilly Creek area of the Horn River basin in north-east British Columbia. We currently have six wells on production and they are meeting production and decline profile expectations. In the first quarter, we completed drilling our eight-well program in the Horn River and realized substantial cost savings and productivity improvements. We recently began fracing these wells and plan to conduct 18 fracs per well. First production from these wells is expected before year end, ramping up to 50 mmcf/d in early 2011.

LONG LAKE

Bitumen production to feed the upgrader continues to ramp up following the completion of the turnaround last fall as we have significantly improved steam reliability and are optimizing our wells. Steam rates have more than doubled from pre-turnaround levels and we are currently at all-time highs of about 150,000 bbls/d. As a result, we are injecting more steam into more wells than ever before with 68 of 91 well pairs now on production and steam circulating in an additional 13 pairs. These circulating wells will be converted to production over the next few months. The table below shows gross monthly bitumen production volumes for the current year.

                                                           Gross Bitumen
Month                                                    Volumes (bbls/d)
-------------------------------------------------------------------------
January 2010                                                      16,300
February 2010                                                     17,700
March 2010                                                        21,900
April 2010                                                        24,400
May 2010                                                          23,600
June 2010                                                         26,900
July 2010 - Month to date                                         28,500
-------------------------------------------------------------------------

As we provide consistent steam to the reservoir, we are focusing on optimizing steam injection and individual well performance. To support increased well productivity, we have converted 54 wells from gas lift to electric submersible pumping and expect to convert the remainder, when appropriate. This offers more flexibility to optimize steam injection and grow bitumen production.

SYNCRUDE
Syncrude production averaged 23,400 boe/d for the quarter. This was 20% higher than the previous quarter when production was reduced as a result of a turnaround of the LC finer. Production was 57% higher than last year when Coker 8-3 was undergoing regular maintenance. Additionally, outages in the Pembina pipeline reduced shipments of synthetic crude in the second quarter of 2009.

UNITED STATES
Production in the Gulf of Mexico averaged 25,900 boe/d, 3% lower than the previous quarter. The reduced volumes were primarily due to downtime at the Longhorn field for maintenance work and tie-in of a third-party development to the Corral platform. Elsewhere in the Gulf, production decreases due to additional maintenance downtime were offset by successful recompletion projects.

Compared to the same period last year, production increased 16% as a result of the Longhorn development which came on-stream in late 2009. Production at Longhorn averaged 7,800 boe/d in the quarter. The impact of this production increase was partially offset by natural field declines at Aspen, Gunnison and Wrigley.

The six month drilling moratorium in the Gulf of Mexico has no material impact on our current operations. Our shelf and deep-water production are unaffected and we continue to expect our Gulf of Mexico production for the year to average between 20,000 and 28,000 boe/d before royalties (17,000 and 25,000 boe/d after royalties).

YEMEN
Yemen production averaged 40,900 boe/d for the quarter, down 4% and 21% from the previous quarter and last year, respectively. The production decline is consistent with expectations as the fields mature and development drilling is reduced as we approach the scheduled end of the contract term. Decline rates have been moderated as we undertake well recompletions and maintenance to maximize the existing wells. At Masila, we completed our development drilling program by drilling 11 wells in the first half of the year. At Block 51, we have drilled two development wells to date and expect to drill three additional wells in the second half of the year. Production declines in Yemen are expected to continue as we focus on maximizing recovery of the remaining reserves.

We continue to work with the Yemen government and our partners to obtain an extension to our production-sharing agreement beyond the current expiry date of December 17, 2011. There is no assurance that this extension will be received.

OTHER COUNTRIES
Our share of production from the Guando field in Colombia averaged 2,100 boe/d for the quarter. This was 9% lower than the previous quarter and 42% lower than the same period last year. The decrease in volumes is a result of the reduction in our working interest in the Guando field, effective the second quarter of 2009, on achieving pre-set production levels.

COMMODITY PRICES

                                                                                  Three Months                 Six Months
                                                                                 Ended June 30               Ended June 30
                                                                               2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------
CRUDE OIL
   West Texas Intermediate (WTI) (US$/bbl)                                    78.03         59.62         78.37        51.35
   Dated Brent (Brent) (US$/bbl)                                              78.30         58.79         77.26        51.60
                                                                         -------------------------------------------------------

   Benchmark Differentials (1) (US$/bbl)
         Heavy Oil                                                            14.37          7.73         11.81         8.45
         Mars                                                                  0.60          2.27          1.79         0.80
         Masila                                                               (0.68)         0.93          0.47         0.49

   Realized Prices from Producing Assets (Cdn$/bbl)
         United Kingdom                                                       77.18         69.42         77.21        60.38
         Canada                                                               57.24         56.05         61.37        45.49
         Long Lake Synthetic                                                  74.08             -         76.80            -
         Syncrude                                                             77.93         71.58         80.46        62.44
         United States                                                        73.60         66.23         76.34        57.05
         Yemen                                                                80.50         69.40         80.44        60.63
         Other Countries                                                      74.77         66.83         76.88        51.63

   Corporate Average (Cdn$/bbl)                                               76.23         68.32         77.11        59.12
                                                                         -------------------------------------------------------

NATURAL GAS
   New York Mercantile Exchange (US$/mmbtu)                                    4.34          3.81          4.69         4.15
   AECO (Cdn$/mcf)                                                             3.66          3.47          4.37         4.41
                                                                         -------------------------------------------------------

   Realized Prices from Producing Assets (Cdn$/mcf)
         United Kingdom                                                        4.80          3.67          4.80         4.69
         Canada                                                                3.72          3.42          4.38         4.09
         United States                                                         5.14          4.58          5.58         5.19

   Corporate Average (Cdn$/mcf)                                                4.42          3.77          4.89         4.43
                                                                         -------------------------------------------------------

NEXEN'S AVERAGE REALIZED OIL AND GAS PRICE (Cdn$/boe)                         67.46         61.28         68.78        54.28
                                                                         -------------------------------------------------------

AVERAGE FOREIGN EXCHANGE RATE - Canadian to US Dollar                        0.9731         0.8571       0.9673       0.8290
                                                                         -------------------------------------------------------

(1)  These differentials are a discount/(premium) to WTI.

HIGHER COMMODITY PRICES INCREASED QUARTERLY NET INCOME BY $123 MILLION
WTI averaged US$78.03/bbl for the quarter, consistent with the previous quarter but 31% higher when compared to last year. Dated Brent averaged US$78.30/bbl for the quarter, 3% and 33% higher than the previous quarter and prior year, respectively. These price increases have been mitigated somewhat by the weaker US dollar. Our realized oil price averaged $76.23/bbl, 12% higher than the second quarter of 2009.

Natural gas prices decreased during the quarter, with NYMEX averaging US$4.34/mmbtu and AECO averaging $3.66/mcf, 14% and 28% lower, respectively than the previous quarter. As a result, our realized gas price decreased 18% to average $4.42/mcf. Compared to the same period last year, our realized gas price is 17% higher as NYMEX increased 14% and AECO increased 6%.

The US dollar has weakened considerably against the Canadian dollar since 2009. This has reduced our net sales by approximately $181 million, as our realized crude oil and gas prices were $10.32/bbl and $0.60/mcf lower, respectively. However, our US-denominated costs and US-denominated debt are also lower when translated to Canadian dollars as a result of the weaker US dollar.

CRUDE OIL REFERENCE PRICES
Crude oil prices were 31% higher than the second quarter 2009. WTI traded between US$65/bbl and US$80/bbl for the quarter. Prices were volatile due to conflicting drivers. Weak near-term market fundamentals and concerns about sovereign debt levels and a double-dip recession placed downward pressure on crude oil prices, whereas continued investment in commodity markets and strong oil market fundamentals in the medium term due to stronger demand from emerging markets and tightening supply, supported prices.

Global crude oil inventory levels remain high and recent OPEC supply growth has diminished expectations that inventories will be reduced by the typical seasonal increase in demand. Higher OPEC supply increased US imports of crude oil and contributed to higher inventory levels at Cushing.

The global economy continues to recover from the financial crisis but the recovery is tentative and risks remain that could lead to slower global growth and lower demand for crude oil. There are concerns that the US and Europe could experience a sustained period of low growth and deflation similar to that experienced in Japan over the last decade. Countries are facing pressure to impose fiscal restraints to avoid a debt crisis similar to Greece, and China is withdrawing economic and financial stimuli because of concerns about inflation and an overheating economy. Despite these concerns, recent macro-economic indicators have been positive. Increased world trade flows, higher industrial production and positive manufacturing surveys results all point to a strengthening global economy.

Geopolitical events such as expectations of United Nation's sanctions against Iran, escalating tensions between North and South Korea, continuing attacks to oil infrastructure in Nigeria and the ongoing wars in Iraq and Afghanistan have not had a material impact on oil prices during the quarter. However, a much tighter supply/demand environment will increase price sensitivity to geopolitical events. The six month drilling moratorium in the US is expected to delay new field start-ups and accelerate decline rates reducing crude oil supply which should support future crude oil prices.

CRUDE OIL DIFFERENTIALS
Unplanned turnarounds and refinery downtime caused the heavy oil differential to fluctuate during the quarter. In June, the differential returned to narrower levels seen earlier this year. In the longer term, differentials are expected to be narrower than historic levels due to declining heavy oil production and excess heavy refinery capacity.

The Brent/WTI differential traded at a premium to WTI for most of the quarter primarily due to lower WTI prices caused by high inventory levels at Cushing. Brent prices were also supported by maintenance downtime at North Sea fields which reduced supply.

The Masila price strengthened relative to WTI following the movement in the WTI/Brent differential and reflecting strong demand from China and other Asian countries that are the primary buyers of Masila crude.

Excess global refining capacity, OPEC cuts in medium crude, declining heavy oil production and high inventory levels at Cushing also supported the Mars differential.

NATURAL GAS REFERENCE PRICES
NYMEX natural gas prices continued to decline due to warm weather reducing demand while supply remained strong. Natural gas producers continue to drill despite low prices, partly to avoid losing land leases. Gas prices are expected to remain low until inventory levels are reduced by lower supply or increased demand from strong economic growth, a hot summer or an active hurricane season.

OPERATING EXPENSES(1)

                                                                                  Three Months                Six Months
                                                                                 Ended June 30              Ended June 30
(Cdn$/boe)                                                                      2010         2009         2010         2009
----------------------------------------------------------------------------------------------------------------------------
Operating expenses based on our production before royalties (2)
   Conventional Oil and Gas                                                     9.42         8.80          9.18        8.53
   Long Lake Synthetic (3)                                                     88.39            -        112.71           -
   Syncrude                                                                    33.33        57.21         35.64       45.70
   Average Oil and Gas                                                         15.07        11.95         15.12       11.27
                                                                         ---------------------------------------------------

Operating expenses based on our production after royalties
   Conventional Oil and Gas                                                    10.75        10.28         10.56        9.86
   Long Lake Synthetic (3)                                                     91.67            -        117.63           -
   Syncrude                                                                    36.22        65.36         38.83       48.59
   Average Oil and Gas                                                         17.05        13.94         17.24       12.95
                                                                         ---------------------------------------------------

(1) Includes results of discontinued operations (See Note 15 of our Unaudited Consolidated Financial Statements).
(2) Operating expenses per boe are our total oil and gas operating costs divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.
(3) Excludes activities related to third-party bitumen purchased, processed and sold.

HIGHER OPERATING EXPENSES REDUCED QUARTERLY NET INCOME BY $86 MILLION
Operating costs increased $86 million or 34% from the previous year primarily due to costs associated with our Long Lake project. As of January 1, 2010, we ceased capitalizing our Long Lake start-up costs. Total operating costs at Long Lake have largely remained flat since the first quarter as most of the costs are fixed. With growing volumes, our Long Lake per unit operating costs have improved 43% over the previous quarter. When fully ramped up, we expect Long Lake operating costs to be about $25 to $30/bbl.

Changes in production mix with i) natural declines in Canada and Yemen; ii) higher production at Scott/Telford in the North Sea, partially offset by decreases at Buzzard; iii) increased production at Syncrude; and iv) inclusion of Long Lake operating costs, have increased our corporate average by $2.48/boe. The stronger Canadian dollar reduced our corporate average by $1.16/boe as operating costs of our international and US assets are denominated in US dollars.

In the UK North Sea, Buzzard operating costs were consistent with the previous year; however, production was temporarily lower following the installation of the new platform topside facilities and other planned maintenance work. This increased our corporate average operating cost by $0.31/boe. Elsewhere in the UK North Sea, our corporate average was lower by $0.61/boe as higher production at Scott/Telford and Ettrick reduced our average cost per barrel. We expect to see these unit costs decrease further as Ettrick ramps up to full production.

As expected, increased maintenance costs and natural declines in Yemen increased our corporate average cost per barrel by $0.33/boe. We continue to incur costs to maintain existing well productivity to maximize reserve recoveries and slow the natural decline of the field. In the US Gulf of Mexico, increased costs of recompletions and maintenance were partially offset by higher volumes, increasing our corporate average operating cost by $0.14/boe.

In Canada, lower heavy oil downhole and surface maintenance costs were partially offset by an increase in natural gas maintenance activities. These costs, combined with lower production due to natural declines, increased our corporate average by $0.15/boe. At Syncrude, lower maintenance costs and higher production volumes decreased our corporate average by $2.30/boe. Coker 8-3 was operating for the majority of the quarter compared to the same period last year, when a major scheduled turnaround shut in production for most of the quarter.

DEPRECIATION, DEPLETION, AMORTIZATION AND IMPAIRMENT (DD&A)(1)

                                                                                  Three Months                Six Months
                                                                                  Ended June 30             Ended June 30
(Cdn$/boe)                                                                      2010         2009         2010         2009
----------------------------------------------------------------------------------------------------------------------------
DD&A based on our production before royalties (2)
   Conventional Oil and Gas                                                    17.64        18.49         17.09       18.53
   Long Lake Synthetic                                                         21.10            -         21.60           -
   Syncrude                                                                     6.71         6.31          6.85        6.40
   Average Oil and Gas                                                         16.79        17.69         16.41       17.64
                                                                         ---------------------------------------------------

DD&A based on our production after royalties
   Conventional Oil and Gas                                                    20.14        21.59         19.65       21.43
   Long Lake Synthetic                                                         21.85            -         22.43           -
   Syncrude                                                                     7.29         7.21          7.47        6.80
   Average Oil and Gas                                                         18.97        20.64         18.69       20.26
                                                                         ---------------------------------------------------

(1) Includes results of discontinued operations (See Note 15 of our Unaudited Consolidated Financial Statements).
(2) DD&A per boe is our DD&A for oil and gas operations divided by our working interest production before royalties. We use production before royalties to monitor our performance consistent with other Canadian oil and gas companies.


HIGHER OIL AND GAS DD&A DECREASED NET INCOME FOR THE QUARTER BY $7 MILLION
Our average DD&A per-unit cost decreased $0.90/boe despite an increase in our DD&A expense of $7 million. The stronger Canadian dollar reduced our corporate average by $2.29/boe as depletion of our international and US assets is denominated in US dollars. This was partially offset by changes in our production mix as temporary decreases in Buzzard production were partially offset by new production at Ettrick and the commencement of depletion at Long Lake. This increased our average DD&A rate by $2.18/boe. Buzzard DD&A rates are lower than our corporate average, whereas per-unit depletion rates at Ettrick and Long Lake are higher. Depletion at Long Lake increased our consolidated average cost by $0.90/boe.

In the UK North Sea, additional proved reserves booked at Buzzard at the end of 2009 lowered the depletion rate and reduced our corporate average by $0.55/boe. The remainder of our UK fields decreased our corporate average by $0.26/boe.

Depletion rates in Yemen increased our corporate average $0.24/boe. As the fields mature and production declines, our capital is focused on accessing the remaining reserves, thereby increasing our depletion rates. In the Gulf of Mexico, positive reserve revisions at the end of 2009, combined with lower estimates for future abandonment costs, reduced our corporate average depletion rate of $1.02/boe.

Canadian depletion costs were lower than the second quarter of 2009 decreasing our corporate average by $0.12/boe. DD&A at our heavy oil properties decreased $20 million or 63% from last year as: i) depletion rates were lower than last year due to positive price-related reserve revisions at the end of 2009; and ii) depletion of these assets ceased when the assets were classified as held for sale. The effect of this was partially offset by higher natural gas depletion. Lower natural gas prices at the end of 2009 reduced our CBM and natural gas reserve estimates and increased our depletion rate.

EXPLORATION EXPENSE(1)

                                      Three Months              Six Months
                                     Ended June 30             Ended June 30
                                   2010          2009       2010          2009
--------------------------------------------------------------------------------
Seismic                              17            31         29            43
Unsuccessful Drilling                 1            16         42            27
Other                                32            30         72            60
                               -------------------------------------------------
Total Exploration Expense            50            77        143           130
                               =================================================

(1) Includes results of discontinued operations (See Note 15 of our Unaudited Consolidated Financial Statements).

LOWER EXPLORATION EXPENSE INCREASED NET INCOME FOR THE QUARTER BY $27 MILLION
In the Gulf of Mexico, we continue to evaluate our discovery at Appomattox where we have drilled an exploratory well and two appraisal sidetracks. Appomattox is the third discovery in the area following previous successful drilling at Shiloh and Vicksburg. We continue to review potential development options for Appomattox and Vicksburg. Additional appraisal drilling at Appomattox has been delayed as a result of the six-month drilling moratorium in the Gulf of Mexico. We have a 25% interest in Vicksburg and a 20% interest in Appomattox and Shiloh, with Shell Offshore Inc. operating all three.

In the UK, we are assessing development options for the Golden Eagle area. Concept engineering is nearing completion and we expect to sanction development in the next year. The Golden Eagle area includes our 34% operated interest in Golden Eagle and Hobby and our 46% operated interest in Pink. During the quarter, we drilled a successful appraisal well at Blackbird, six kilometres south of our Ettrick field. Blackbird is a potential tie-back to the Ettrick FPSO. We have an 80% operated interest at Blackbird. Later this year, we plan to drill an exploration well at North Uist, west of the Shetlands, where we have a 35% non-operated interest.

Exploration expense decreased 35% or $27 million due to lower seismic and unsuccessful drilling costs in the Gulf of Mexico. In the second quarter of 2009, we expensed costs related to non-commercial wells at Green Canyon and Sapphire.


ENERGY MARKETING
                                                                                   Three Months                 Six Months
                                                                                  Ended June 30               Ended June 30
                                                                                2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------
   Physical Sales (1)                                                          8,188        10,063        18,302        20,008
   Physical Purchases (1)                                                     (8,091)       (9,604)      (17,987)      (19,406)
   Net Financial Transactions (2)                                                 36          (276)          (28)         (228)
   Change in Fair Market Value of Inventory                                      (21)           38           (89)          114
                                                                         -------------------------------------------------------
Marketing Revenue                                                                112           221           198           488
   Transportation Expense                                                        (89)         (163)         (211)         (328)
   Other                                                                           7            (1)            6             4
                                                                         -------------------------------------------------------
NET MARKETING REVENUE                                                             30            57            (7)          164
                                                                         =======================================================
CONTRIBUTION TO NET MARKETING REVENUE BY REGION
   North America                                                                  22            55           (13)          159
   Asia                                                                            1             6             2            18
   Europe                                                                          7            (4)            4           (13)
                                                                         -------------------------------------------------------
NET MARKETING REVENUE                                                             30            57            (7)          164
   DD&A                                                                           (5)           (3)          (10)           (7)
   General and Administrative                                                    (11)          (26)          (32)          (49)
   Other (5)                                                                     (19)           (3)          (23)            -
                                                                         -------------------------------------------------------
MARKETING CONTRIBUTION TO INCOME BEFORE INCOME TAXES                              (5)           25           (72)          108
                                                                         =======================================================
NORTH AMERICA
   NATURAL GAS
   Physical Sales Volumes (3)  (bcf/d)                                           3.1           4.6           4.0            4.8
   Transportation Capacity (bcf/d)                                               1.4           1.3           1.4            1.3
   Storage Capacity (bcf)                                                       31.0          33.9          31.5           33.9
   Financial Volumes (4) (bcf/d)                                                 2.7          10.0           4.3           12.7
   CRUDE OIL
   Physical Sales Volumes (3) (mbbls/d)                                          889           873           822            835
   Storage Capacity (mbbls)                                                    2,750         2,644         2,858          2,644
   Financial Volumes (4) (mbbls/d)                                               794           667           775            789
   POWER
   Physical Sales Volumes (3) (GWh/d)                                              9            10             9              7
   Generation Capacity (MW)                                                       87            87            87             87
ASIA
   Physical Sales Volumes (3) (mbbls/d)                                          104           115            92             99
   Financial Volumes (4) (mbbls/d)                                               306           531           330            425
EUROPE
   Financial Volumes (4) (mbbls/d)                                               761           259           685            378
VALUE-AT-RISK
   Quarter-end                                                                     8            15             8             15
   High                                                                           15            19            15             24
   Low                                                                             7            13             7             13
   Average                                                                        12            15            12             17
                                                                         -------------------------------------------------------

(1)  Marketing's   physical   sales,   physical   purchases  and  net  financial
     transactions are reported within marketing revenue as detailed in the notes to the unaudited consolidated financial statements.
(2)  Net  financial  transactions  include  all  gains and  losses on  financial derivatives  and the  unrealized  portion of gains and  losses on  physical purchase and sale contracts.
(3)  Excludes  inter-segment  transactions.  Physical volumes  represent amounts delivered during the quarter.
(4)  Financial volumes represent amounts largely acquired to economically  hedge physical transactions during the quarter.
(5)  Includes non-cash  mark-to-market losses that will reverse with the sale of
     North America  Natural Gas Energy  Marketing as described in Note 15 of our
     Unaudited Consolidated Financial Statements.


LOWER CONTRIBUTION FROM ENERGY MARKETING DECREASED NET INCOME BY $43 MILLION During the quarter, we signed an agreement to sell our North America natural gas marketing business. The transaction is expected to close in the third quarter, subject to customary closing conditions. The sale is expected to be cash neutral and we expect to recognize a non-cash loss on the sale of between $250 and $290 million on closing. This loss primarily relates to the transfer of long-term natural gas physical transportation commitments that are less valuable with increased gas supplies that reduce the need for transport services. In the period between signing and closing, we have agreements with the purchaser which transfers the market risk of our contracts and inventory to the purchaser unless we breach our obligation to close the sale. Although volatile on a quarterly basis, we have had success with our marketing business over the last 10 years, generating about $800 million of cash flow.

Our crude oil team generated modest gains during the quarter through blending opportunities and a weakening Canadian dollar. At this time last year, our crude oil group generated modest losses largely due to a strengthening Canadian dollar. Gains were recognized in the first quarter of 2010 from our blending and physical business.

Overall, second quarter revenue from energy marketing was lower than the prior year largely driven by losses from North America natural gas. Since mid-2008, low natural gas prices, high inventory levels and weak demand in consuming regions have contributed to narrow location spreads making transportation and storage assets less valuable. In 2010, the team incurred losses associated with transportation used in the quarter, while generating gains last year. Those gains were generated from the hedges in place to protect the assets in future periods which more than offset losses associated with transportation used in the quarter. Both our location and time spread strategies showed improved results from the first quarter due to slightly improved market conditions.

COMPOSITION OF NET MARKETING REVENUE

                                                                                   Three Months                 Six Months
                                                                                  Ended June 30                Ended June 30
                                                                                2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------
Trading Activities (Physical and related Financial)                               23            58           (13)          160
Other Activities                                                                   7            (1)            6             4
                                                                         -------------------------------------------------------
Total Net Marketing Revenue                                                       30            57            (7)          164
                                                                         =======================================================

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

At June 30, 2010, the fair value of our derivative contracts in our energy marketing trading activities was $56 million. These derivatives are used to economically hedge our physical storage and transportation contracts which cannot be carried at fair value until they are used. Below is a breakdown of the derivative fair value by valuation method and contract maturity.

                                                                                           MATURITY
--------------------------------------------------------------------------------------------------------------------------------
                                                                    Less Than                               More Than
                                                                       1 year     1-3 years      4-5 years     5 years   Total
                                                               -----------------------------------------------------------------
  Level 1 - Actively Quoted Markets                                  (10)          (67)           (8)             -        (85)
  Level 2 - Based on Other Observable Pricing Inputs                  51            61             2              3        117
  Level 3 - Based on Unobservable Pricing Inputs                      11            13             -              -         24
                                                               -----------------------------------------------------------------
Total                                                                 52             7            (6)             3         56
                                                               =================================================================

CHANGES IN FAIR VALUE OF DERIVATIVE CONTRACTS

                                                                          Total
-------------------------------------------------------------------------------
Fair Value at December 31, 2009                                              23
   Change in Fair Value of Contracts                                         27
   Net Losses (Gains) on Contracts Closed                                     6
   Changes in Valuation Techniques and Assumptions (1)                        -
                                                            -------------------
Fair Value at June 30, 2010                                                  56
                                                            ===================

(1)  Our valuation methodology has been applied consistently in each period.

The fair values of our derivative contracts will be realized over time as the related contracts settle. Until then, the value of certain contracts will vary with forward commodity prices and price differentials. The average term of our derivative contracts is approximately two years. Those maturing beyond one year primarily relate to North American natural gas positions.

CHEMICALS

LOWER CHEMICALS CONTRIBUTION DECREASED NET INCOME BY $32 MILLION
Chlorate revenues in North America were marginally down from last year as higher sales volumes were offset by a decline in realized prices. Chlorate revenues in Brazil were consistent with the second quarter of 2009 as higher prices offset lower volumes.

Chlor-alkali revenue in North America fell 12% from the same period last year as the impact of a decrease in realized prices was only partially offset by increased volumes. In late June, the technology conversion project (TCP) at the North Vancouver chlor-alkali facility successfully started up. It is expected that TCP will contribute $35 to $40 million in incremental operating cash flow annually, beginning in the third quarter. These benefits are expected to be generated by lower operating costs and volume expansion. In Brazil, higher chlor-alkali prices were offset by lower volumes.

Chemicals net income includes foreign exchange losses of $13 million, compared to the previous year when it included foreign exchange gains of $24 million. Additionally, gains of $5 million related to interest swaps and foreign exchange options and forwards were realized in the second quarter of 2009.

CORPORATE EXPENSES

GENERAL AND ADMINISTRATIVE (G&A)(1)
                                                                                   Three Months                 Six Months
                                                                                  Ended June 30                Ended June 30
                                                                                2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------
General and Administrative Expense before Stock-Based                            110           111           226           211
Compensation
Stock-Based Compensation (2)                                                     (35)           56           (33)           56
                                                                         -------------------------------------------------------
Total General and Administrative Expense                                          75           167           193           267
                                                                         =======================================================

(1) Includes results of discontinued operations (See Note 15 of our Unaudited Consolidated Financial Statements).
(2) Includes cash and non-cash expenses related to our tandem option and stock appreciation rights plans.

LOWER G&A COSTS INCREASED NET INCOME BY $92 MILLION
Total G&A expenditures for the quarter decreased 55% from the same period last year as a result of a decrease in stock-based compensation expense. Fluctuations in our share price create volatility in our net income as we account for stock-based compensation using the intrinsic-value method. During the quarter, we reversed approximately $40 million of non-cash stock-based compensation that was recognized in prior periods as our share price decreased 17%. Cash payments made in connection with our stock-based compensation programs during the three and six month period ended June 30, 2010 were $5 million and $8 million, respectively (2009 - $14 million).

INTEREST
                                                                                   Three Months                 Six Months
                                                                                  Ended June 30               Ended June 30
                                                                                2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------
Interest                                                                          99            92           197           186
   Less: Capitalized                                                             (22)          (18)          (40)          (44)
                                                                         -------------------------------------------------------
Net Interest Expense                                                              77            74           157           142
                                                                         =======================================================

Effective Interest Rate                                                         5.6%          4.5%          5.4%          4.7%
                                                                         -------------------------------------------------------

HIGHER NET INTEREST EXPENSE REDUCED NET INCOME BY $3 MILLION
Our financing costs increased $7 million from the second quarter of 2009. In July 2009, we issued US$1 billion of long-term notes which generated additional interest costs of $20 million. This was partially offset by the strengthening Canadian dollar which decreased our US-denominated interest expense by $14 million.

Capitalized interest was $4 million higher than 2009. We are no longer capitalizing interest on our Ettrick development in the North Sea. This decrease has been offset by higher capitalized interest on our major development project at Usan, offshore West Africa. We also continue to capitalize interest on the construction of the new platform at Buzzard and future phases of Long Lake.


INCOME TAXES(1)
                                                                                   Three Months                 Six Months
                                                                                   Ended June 30               Ended June 30
                                                                                2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------
Current                                                                          264           206           523           324
Future                                                                           (80)         (229)         (180)         (316)
                                                                         -------------------------------------------------------
Total Provision for Income Taxes                                                 184           (23)          343             8
                                                                         =======================================================

(1)  Includes  results of discontinued  operations (See Note 15 of our Unaudited
     Consolidated Financial Statements).

HIGHER TAXES REDUCED NET INCOME BY $207 MILLION
Stronger commodity prices compared to the same period last year caused an increase to our tax expense. Our future tax expense in 2009 was also impacted by the significant decrease in the value of our crude oil put options and the effect of a reduction in Canadian tax rates. Our income tax provision includes current taxes in the United Kingdom, Yemen, Norway, Colombia and the United States.


OTHER
                                                                                   Three Months                 Six Months
                                                                                   Ended June 30               Ended June 30
                                                                                2010          2009          2010          2009
--------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Fair Value of Crude Oil Put Options                         1          (179)          (15)         (195)
                                                                         -------------------------------------------------------

In the fourth quarter of 2009, we purchased put options on 90,000 bbls/d of our 2010 crude oil production. These options establish a WTI floor price of US$50/bbl and provide a base level of price protection without limiting our upside to higher prices. Options on 60,000 bbls/d settle monthly, while the remaining options settle annually. These options are recorded at fair value throughout their term. As a result, changes in forward crude oil prices create gains or losses on these options at each period end. The put options were purchased for $39 million and are carried at fair value. As at June 30, 2010, the fair value of the options was approximately $2 million, $1 million higher than the end of the previous quarter but $15 million lower than the end of 2009. For the three and six month periods ended June 30, 2009, we recorded fair value losses of $179 million and $195 million, respectively, on our 2009 crude oil put option program.


During the quarter, we sold our non-core lands in the Athabasca region for proceeds of $81 million. We had no plans to develop these lands for at least a decade. We recognized a gain on the sale of $80 million.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRUCTURE
                                                                                                   June 30        December 31
                                                                                                      2010               2009
------------------------------------------------------------------------------------------------------------------------------
NET DEBT (1)
       Bank Debt                                                                                       930              1,803
       Public Senior Notes                                                                           5,038              4,982
                                                                                       ---------------------------------------
      Total Senior Debt                                                                              5,968              6,785
       Subordinated Debt                                                                               473                466
                                                                                       ---------------------------------------
      Total Debt                                                                                     6,441              7,251
       Less: Cash and Cash Equivalents                                                                (970)            (1,700)
                                                                                       ---------------------------------------
TOTAL NET DEBT                                                                                       5,471              5,551
                                                                                       =======================================

EQUITY AT HISTORIC ISSUE COST                                                                        8,080              7,646
                                                                                       =======================================

(1) Includes all of our borrowings and is calculated as long-term debt and short-term borrowings less cash and cash equivalents.

NET DEBT

Our net debt levels are directly related to our operating cash flows and our capital expenditure activities. Changes in net debt are related to:

                                                                                           Three Months            Six Months
                                                                                          Ended June 30         Ended June 30
                                                                                                   2010                  2010
------------------------------------------------------------------------------------------------------------------------------
Capital Investment                                                                                 (817)               (1,373)
Cash Flow from Operating Activities (1)                                                             510                 1,308
                                                                                       ---------------------------------------
                                                                                                   (307)                  (65)

Proceeds on Disposition of Assets                                                                    81                    96
Dividends on Common Shares                                                                          (26)                  (52)
Issue of Common Shares                                                                               10                    35
Changes in Restricted Cash Requirements                                                              68                    83
Foreign Exchange Translation of US-dollar Debt and Cash                                            (227)                  (86)
Other                                                                                               (13)                   69
                                                                                       ---------------------------------------
Decrease/(Increase) in Net Debt                                                                    (414)                   80
                                                                                       =======================================

(1) Includes changes in non-cash working capital. For the three and six months ended June 30, 2010, outflows of $58 million and inflows of $198 million, respectively, was included.

Our net debt increased approximately $400 million from March 31, primarily as a result of i) capital investment exceeding cash flow generated from operating activities; and ii) foreign exchange translation losses on our US-denominated debt. Net debt is also impacted by changes in working capital. Timing of receipts from strong June oil and gas sales will be received in July. These are offset by fluctuations in cash tax remittances to governments. We used cash generated from operating activities and existing cash on hand to repay a portion of our outstanding term credit facilities during the quarter, while at the same time, our available liquidity increased by $200 million during the quarter. Our available liquidity at June 30, 2010 was approximately $3.8 billion, comprised of cash on hand and undrawn credit facilities. We expect our available liquidity to increase by $900 million following the completion of our heavy oil and energy marketing natural gas sales, anticipated for the third quarter.

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

CHANGE IN WORKING CAPITAL
                                                                              June 30       December 31           Increase/
                                                                                 2010              2009           (Decrease)
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                                                         970             1,700                (730)
Restricted Cash                                                                   113               198                 (85)
Accounts Receivable                                                             2,675             2,788                (113)
Inventories and Supplies                                                          621               680                 (59)
Short-Term Borrowings                                                            (158)                -                (158)
Accounts Payable and Accrued Liabilities                                       (3,101)           (3,038)                (63)
Other                                                                              (9)               70                 (79)
                                                                      ------------------------------------------------------
Net Working Capital                                                             1,111             2,398
                                                                      ===================================

Our non-cash working capital balances remain largely unchanged from the end of 2009. Timing of cash tax remittances to governments during the year create fluctuations in cash taxes payable between quarters.

At June 30, 2010, our restricted cash consists of margin deposits of $113 million (December 31, 2009 - $198 million) related to exchange-traded derivative financial contracts used by our energy marketing group to hedge physical commodities, and storage, transportation and customer sales contracts. We are required to maintain margin for net out-of-the-money derivative financial contracts.

OUTLOOK FOR REMAINDER OF 2010

We expect our 2010 production to range between 230,000 and 280,000 boe/d (200,000 and 250,000 boe/d after royalties).

Our future liquidity and ability to fully fund capital requirements generally depend upon operating cash flows, existing working capital, unused committed credit facilities, and our ability to access debt and equity markets. Given the long cycle time of some of our development projects and volatile commodity prices, it is not unusual in any year for capital expenditures to exceed our cash flow. Changes in commodity prices, particularly crude oil as it represents approximately 85% of our current production, can impact our operating cash flows. We use short-term contracts to sell the majority of our oil and gas production, exposing us to short-term price movements. A US$1/bbl change in WTI above US$50/bbl is projected to increase or decrease our cash flow from operating activities, after cash taxes, by approximately $23 million for the second half of the year. Our exposure to a $0.01 change in the US to Canadian dollar exchange rate is projected to increase or decrease our cash flow by approximately $17 million for the remainder of 2010. While commodity prices can fluctuate significantly in the short term, we believe that over the longer term, commodity prices will continue to remain strong as a result of continued growth in world demand and delays or shortages in supply growth. We believe that our existing liquidity, balance sheet capacity and capital investment flexibility provide us with the ability to fund our ongoing obligations during periods of lower commodity prices.

During the first half of the year, we incurred approximately half of our 2010 capital budget. We currently have approximately $1 billion of cash and cash equivalents on hand and as well as significant undrawn committed credit facilities available. We also expect to generate over $900 million of additional liquidity in the third quarter, upon closing the sales of our heavy oil properties and natural gas marketing businesses. At June 30, 2010, we had unsecured term credit facilities of US$3.1 billion in place of which US$450 million was drawn and US$317 million is being used to support outstanding letters of credit. We also have approximately $467 million of uncommitted, unsecured credit facilities, of which $158 million was drawn and $24 million is being used to support outstanding letters of credit. The average length-to-maturity of our public debt is approximately 19 years.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND GUARANTEES

We have assumed various contractual obligations and commitments in the normal course of our operations and financing activities. We included these obligations and commitments in our MD&A in our 2009 Form 10-K.

During the first quarter, we sold our European gas and power marketing business. We agreed to maintain our parental guarantees to the existing counterparties until the purchaser is able to replace them. At June 30, 2010 our total exposure is $71 million. The guarantees expire at the earlier of the purchaser replacing the guarantees and September 25, 2010. We are obligated to perform under the guarantees only if the purchaser does not meet its obligations to the counterparties. To eliminate our exposure under the guarantees the purchaser has provided us an indemnity and an irrevocable letter of credit from a highly rated financial institution.

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

The following chart is a summary of our transition project progress.

------------------------------------------- ------------------------------------------ -----------------------------------------
KEY ACTIVITY                                KEY MILESTONE                              STATUS
------------------------------------------- ------------------------------------------ -----------------------------------------
Financial Information
------------------------------------------- ------------------------------------------ -----------------------------------------
o   Identify differences between Canadian   o   Comprehensive analysis of IFRS         o   Comprehensive analysis completed
    GAAP and IFRS                               differences identified in the              mid 2009
o   Revise accounting policies under            diagnostics phase                      o   Received senior management
    IFRS                                    o   Senior management approval of              approval of IFRS accounting policies
o   Identify potential adjustments to           IFRS accounting policies               o   Areas of potential adjustment to
    initial IFRS financial statements       o   Develop draft IFRS financial               opening balance sheet identified
o   Develop IFRS-compliant financial            statements and disclosures             o   Analysis to support opening balance
    statements, including transition                                                       sheet adjustments is ongoing
    period disclosures                                                                 o   No significant impact on key
                                                                                           performance indicators identified
                                                                                           to date
                                                                                       o   Preparation and assessment of Q1
                                                                                           IFRS data is underway
                                                                                       o   Data source testing for draft Q1 IFRS
                                                                                           financial statements and note
                                                                                           disclosures are substantially
                                                                                           complete
------------------------------------------- ------------------------------------------ -----------------------------------------
Training and Communication
------------------------------------------- ------------------------------------------ -----------------------------------------
o   Develop and deliver targeted IFRS       o   Delivery of training in 2009 targeted  o   Targeted training completed in 2009
    training to employees and                   to affected employees                  o   Strategy for follow-up training in
    management                              o   Ongoing communication with major           2010 developed
o   Ensure internal and external                internal and external stakeholders     o   Training sustainment plan prepared
    stakeholders receive ongoing                                                       o   Regular communication with Project
    appropriate communications                                                             Steering Committee, senior
o   Develop and deliver targeted IFRS                                                      management and Audit Committee
    training to senior management and                                                      throughout the year
    Board of Directors                                                                 o   Quarterly disclosure of project
                                                                                           status in MD&A
------------------------------------------- ------------------------------------------ -----------------------------------------
Information Technology
------------------------------------------- ------------------------------------------ -----------------------------------------
o   Ensure systems are able to              o   Be IFRS data capture ready January     o   System testing for IFRS data capture
    adequately support conversion to            1, 2010                                    complete
    IFRS and ongoing  financial             o   Ensure dual GAAP reporting             o   Dual GAAP reporting capability for
    reporting                                   capability throughout 2010                 2010 testing complete
                                                                                       o   IFRS data capture in the financial
                                                                                           system for Q1 was successful
------------------------------------------- ------------------------------------------ -----------------------------------------
Business Process
------------------------------------------- ------------------------------------------ -----------------------------------------
o   Ensure business processes and           o   Implement necessary business           o   Necessary changes to business
    control environment properly                process and key control changes to         process have been designed
    support conversion to IFRS and              ensure adequate internal control       o   Key controls designed to ensure
    ongoing financial reporting                 over financial reporting                   adequate internal control over
                                                                                           financial reporting on IFRS results
                                                                                           throughout 2010
                                                                                       o   Changes to business processes
                                                                                           being tested
------------------------------------------- ------------------------------------------ -----------------------------------------

At this time, we cannot quantify with certainty the impact that the adoption of IFRS will have on our future results of operations or financial position. Additional disclosure of the key elements of our plan and progress on the project will be provided as we move toward the changeover date. We continue to monitor the development of new standards and any changes will be incorporated as required.

US PRONOUNCEMENTS
In January 2010, the Financial Accounting Standards Board issued guidance to improve fair value measurement disclosures. The guidance requires entities to describe transfers between the three levels of the fair value hierarchy and present items separately in the level 3 reconciliation. This guidance is consistent with fair value measurement disclosures adopted for Canadian GAAP in 2009. Adoption of this guidance did not have an impact on our results of operations or financial position.

EQUITY SECURITY REPURCHASES

During the quarter, we made no purchases of our equity securities.

SUMMARY OF QUARTERLY RESULTS

                                                 |        2008       |                  2009                |        2010
-------------------------------------------------|-------------------|--------------------------------------|------------------
(Cdn$ millions, except per share amounts)        |     Sep       Dec |    Mar       Jun       Sep       Dec |    Mar       Jun
-------------------------------------------------------------------------------------------------------------------------------

Net Sales from Continuing Operations                 2,094     1,214    1,004     1,138     1,034     1,486    1,432     1,399

Net Income (Loss) from Continuing Operations           830     (185)      152        23       122       256      172       242
Net Income (Loss) from Discontinued Operations          56         4     (17)       (3)         -         3       13        13
                                                  -----------------------------------------------------------------------------
Net Income (Loss)                                      886     (181)      135        20       122       259      185       255
                                                  =============================================================================

Earnings (Loss) Per Common Share from
  Continuing Operations ($/share)
     Basic                                            1.58    (0.36)     0.28      0.05      0.23      0.49     0.33      0.46
     Diluted                                          1.56    (0.36)     0.28      0.05      0.23      0.48     0.33      0.46

Earnings (Loss) Per Common Share ($/share)
     Basic                                            1.68    (0.35)     0.26      0.04      0.23      0.50     0.35      0.49
     Diluted                                          1.66    (0.35)     0.26      0.04      0.23      0.49     0.35      0.49
                                                  -----------------------------------------------------------------------------

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including those appearing in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, constitute "forward-looking statements" (within the meaning of the United States PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, as amended) or "forward-looking information" (within the meaning of applicable Canadian securities legislation). Such statements or information (together "forward-looking statements") are generally identifiable by the forward-looking terminology used such as "ANTICIPATE", "BELIEVE", "INTEND", "PLAN", "EXPECT", "ESTIMATE", "BUDGET", "OUTLOOK", "FORECAST" or other similar words, and include statements relating to or associated with individual wells, regions or projects. Any statements regarding the following are forward-looking statements:

o    future crude oil, natural gas or chemicals prices;
o    future production levels;
o future capital expenditures and their allocation to exploration and development activities;
o    future earnings;
o    future asset acquisitions or dispositions;
o    future sources of funding for our capital program;
o    future debt levels;
o    availability of committed credit facilities;
o    possible commerciality;
o    development plans or capacity expansions;
o the expectation that we have the ability to substantially grow production at our oil sands facilities through controlled expansions;
o the expectation of achieving the production design rates from our oil sands facilities;
o the expectation that our oil sands production facilities continue to develop better and more sustainable practices;
o    the expectation of cheaper and more technologically advanced operations;

o    the  expected  timing  and  associated   production  impact  of  facilities
     turnarounds and maintenance;
o the expectation that we can continue to operate our offshore exploration, development and production facilities safely and profitably;
o    future ability to execute dispositions of assets or businesses;
o    future sources of liquidity, cash flows and their uses;
o    future drilling of new wells;
o    ultimate recoverability of current and long-term assets;
o    ultimate recoverability of reserves or resources;
o    expected finding and development costs;
o    expected operating costs;
o    future cost recovery oil revenues from our Yemen operations;
o    future demand for chemical products;
o    estimates on a per share basis;
o    future foreign currency exchange rates;
o    future   expenditures  and  future  allowances  relating  to  environmental matters;
o dates by which certain areas will be developed, will come on-stream or reach expected operating capacity; and
o    changes in any of the foregoing.

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

The forward-looking statements are subject to known and unknown risks and uncertainties and other factors which may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others:

o    market prices for oil and gas and chemical products;
o our ability to explore, develop, produce, upgrade and transport crude oil and natural gas to markets;
o    ultimate effectiveness of design or design modification to facilities;
o    the results of exploration and development drilling and related activities;
o    the cumulative impact of oil sands development on the environment;
o the impact of technology on operations and processes and how new complex technology may not perform as expected;
o    the availability of pipeline and global refining capacity;
o risks inherent to the operations of any large, complex refinery units, especially the integration between production operations and an upgrader facility;
o availability of third-party bitumen for use in our oil sands production facilities;
o    labour and material shortages;
o risk related to accidents, blowouts and spills in connection with our offshore exploration, development and production activities, particularly our deepwater activities;
o direct and indirect risk related to the imposition of moratoriums, suspensions or cancellations of our offshore exploration, development and production operations, particular our deepwater activities;
o the impact of severe weather on our offshore exploration, development and production activities, particularly our deepwater activities;
o the effectiveness and reliability of our technology in harsh and unpredictable environments;
o    risks related to the actions of our agents and contractors;
o    volatility in energy trading markets;
o    foreign-currency exchange rates;
o economic conditions in the countries and regions in which we carry on business;
o governmental actions including changes to taxes or royalties, changes in environmental and other laws and regulations including without limitation, those related to our offshore exploration, development and production activities;
o    renegotiations of contracts;
o    results of litigation, arbitration or regulatory proceedings;
o political uncertainty, including actions by terrorists, insurgent or other groups, or other armed conflict, including conflict between states; and
o    other factors, many of which are beyond our control.

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

CREDIT RISK
Most of our credit exposures are with counterparties in the energy industry, including integrated oil companies, crude oil refiners and utilities and are subject to normal industry credit risk.

At June 30, 2010:
o    over 95% of our credit exposures were investment grade;
o approximately 81% of our credit exposures were with a diverse group of integrated oil companies, crude oil refiners and marketers, and large utilities; and
o only 2 counterparties individually made up more than 10% of our credit exposure. These counterparties are major integrated oil companies with strong investment grade credit ratings.

Further information presented on market risks can be found in Item 7A on pages 92-94 in our 2009 Form 10-K and have not materially changed since December 31, 2009.


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

CHANGES IN INTERNAL CONTROLS

We have continually had in place systems relating to internal control over financial reporting. There has not been any change in the Company's internal control during the first six months of 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

Information in response to this item is included in Part I, Item 1 in Note 17 "Commitments, Contingencies and Guarantees" and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.


ITEM 1A. RISK FACTORS

We are also exposed to normal risks typical in the oil and gas exploration, development and production business, including operational risks, regulatory risks and the inherent uncertainty of discovery and producability of oil and gas deposits.


DEEP WATER OPERATIONS

Our deep water operations take place in difficult and unpredictable environments and are subject to the risk of blowouts and other catastrophic events that could result in suspension of operations, damage to equipment, harm to individuals and damage to the environment. While various precautions are taken to reduce the risks, such efforts cannot eliminate the risk that such events may occur. The consequences of such catastrophic events occurring in deep water operations can be more difficult and time-consuming to remedy. As well, the remedy may be made more difficult or uncertain by the water depths, pressures and cold temperatures encountered in deep water operations, shortages of equipment and specialists required to work in these conditions, or the absence of appropriate means to effectively remedy such consequences. Emergency response plans that we have in place, to address the environmental impact from spills, leaks, blowouts or other events in connection with our operations may not be entirely effective in mitigating the consequences of blowouts or other catastrophic events. Our deep water operations could also be affected by the actions of our contractors and agents that could result in similar catastrophic events at their facilities, or could be indirectly affected by catastrophic events occurring at third-party deep water operations, which, in either case, could give rise to liability for us, damage to our equipment, harm to individuals, force a shutdown of our facilities or operations, or result in a shortage of appropriate equipment or specialists required to perform our planned operations. It is possible that the allocation of liabilities and risk of loss arising from deepwater operations and associated insurance coverage will not be sufficient to address the costs arising out of such events.

The costs in connection with a blowout or other catastrophic event could be material and we may not maintain sufficient insurance to address such costs. As it pertains to these types of deep water risks, we maintain insurance for costs relating to property damage to our facilities, control of well including drilling relief wells, removal of wreck, pollution cleanup, bodily injury and property damage to third parties. We are covered for a maximum loss up to US$1.5 billion, net to our working interest in the well, subject to certain sub-limits for each of the areas covered. We also carry coverage up to US$50 million for each of the costs relating to damage to natural resources, and civil fines and penalties.

The recent explosion and sinking of the Deepwater Horizon rig in the Gulf of Mexico and the resulting oil spill have resulted in increased scrutiny of deep water operations by governments, environmental groups, investors and the general public, not only in the United States but globally. It is anticipated this will result in increased regulation of deep water operations, increased cost of compliance with applicable laws, and greater difficulty in permitting deep water operations. For example, the Obama administration has announced a six-month moratorium on new deep water well permits. This moratorium has delayed current exploration and appraisal activities until it is lifted and could ultimately increase their cost. Possible extensions and/or regulatory changes limiting or delaying the issuance of drilling permits could delay future exploration and appraisal programs and ultimately increase their cost. There is a risk that liability limits under existing regulations could be increased substantially by the US Government, which would increase our potential liability in the event of a blowout or other catastrophic event. We also may not be able to access sufficient pooled liability funds set up in the Gulf of Mexico for costs of a blowout or other catastrophic event.

Catastrophic events in connection with our deep water operations, such as blowouts and oil spills, could result in material costs and reputational damage, and could have a material adverse impact on our credit rating, our ability to raise capital or the cost of such capital.

Further information on market and operational risks can be found in Item 1A on pages 40-47 and Item 7A on pages 92 - 94 in our 2009 Form 10-K, which have not materially changed.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 6.  EXHIBITS

10.62 Amended and Restated Credit Agreement dated June 21, 2010 (originally dated as of July 22, 2005) by and among Nexen Inc., Nexen Holdings U.S.A. Inc. and Nexen Petroleum U.K. Limited as borrowers, the financial institutions named therein and other institutions from time to time party thereto as lenders and The Toronto-Dominion Bank, Toronto Dominion (Texas) LLC abs The Toronto-Dominion Bank, London Branch as agents of the lenders (filed as Exhibit 10.1 to Form 8-K filed with the SEC on June 24, 2010).
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of periodic report by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of periodic report by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2010.

                                                  NEXEN INC.



/s/ Marvin F. Romanow                             /s/ Brendon T. Muller
---------------------                             ---------------------
Marvin F. Romanow                                 Brendon T. Muller
President and Chief Executive Officer             Controller
(Principal Executive Officer)                     (Principal Accounting Officer)