Form 10-K/A
period 2009-12-31
NEXEN INC
filed 2010-12-15
CIK 16873

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
Website: www.nexeninc.com

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 (the "Original Filing").  Nexen Inc. (the "Company") has filed this Amendment to file the following exhibits (which will replace those filed with the Original Filing):

23.2	Report of Third Party, DeGolyer and MacNaughton (selected United Kingdom properties).
23.3	Report of Third Party, DeGolyer and MacNaughton (selected Yemen properties).
23.4	Report of Third Party, DeGolyer and MacNaughton (selected Nigeria properties).
23.5	Consent of DeGolyer and MacNaughton.
23.6	Report of Third Party, McDaniel & Associates Consultants Ltd. (selected Canadian properties).
23.7	Report of Third Party, McDaniel & Associates Consultants Ltd. (Syncrude).
23.8	Consent of McDaniel & Associates Consultants Ltd.
23.9	Report of Third Party, Ryder Scott Company L.P. (selected Gulf of Mexico properties).
23.10	Consent of Ryder Scott Company L.P.

Other information contained in the Original Filing has not been updated.  Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.  Information in such reports and documents updates and supersedes certain information contained in this Amendment.  The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

TABLE OF CONTENTS
PAGE
Part II. – OTHER INFORMATION
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	1
Signatures	2

PART II. — OTHER INFORMATION

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

The following exhibits are being filed as part of this Annual Report on Form 10-K/A:

23.2	Report of Third Party, DeGolyer and MacNaughton (selected United Kingdom properties).
23.3	Report of Third Party, DeGolyer and MacNaughton (selected Yemen properties).
23.4	Report of Third Party, DeGolyer and MacNaughton (selected Nigeria properties).
23.5	Consent of DeGolyer and MacNaughton.
23.6	Report of Third Party, McDaniel & Associates Consultants Ltd. (selected Canadian properties).
23.7	Report of Third Party, McDaniel & Associates Consultants Ltd. (Syncrude).
23.8	Consent of McDaniel & Associates Consultants Ltd.
23.9	Report of Third Party, Ryder Scott Company L.P. (selected Gulf of Mexico properties).
23.10	Consent of Ryder Scott Company L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2010.

NEXEN INC.

By:	/s/ Marvin F. Romanow
Marvin F. Romanow
President, Chief Executive Officer and Director

 2